Form 10-K
period 2012-12-31
SunCoke Energy Partners, L.P.
filed 2013-02-22
CIK 1555538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35782

SUNCOKE ENERGY PARTNERS, L.P.

(Exact name of Registrant as specified in its charter)

Delaware	35-2451470
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Warrenville Road, Suite 600 Lisle, Illinois	60532
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (630) 824-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common units representing limited partner interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) of 1934.    Yes  ☐    No  ☒

Prior to January 18, 2013, the registrant’s stock was not publicly traded. The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10 percent or more of the common units outstanding, for this purpose, as affiliates of the registrant) as of January 18, 2013 was $245.2 million, computed based on a price per common unit of $18.25, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of February 15, 2013 the registrant had 15,709,697 common units and 15,709,697 subordinated units outstanding.

SUNCOKE ENERGY PARTNERS, L.P.

PART I

Unless the context otherwise requires, references in this annual report on Form 10-K to “the Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to January 24, 2013), refer to 100% of the cokemaking operations and related assets of our sponsor’s Haverhill Coke Company LLC facility located in Franklin Furnace, Ohio, or Haverhill, and Middletown Coke Company, LLC facility located in Middletown, Ohio, or Middletown. References to “the Partnership,” “we,” “our,” “us,” or like terms when used in the present tense or prospectively (after January 24, 2013), refer to SunCoke Energy Partners, L.P. and its subsidiaries which hold a 65% ownership interest in Haverhill and Middletown. References to “our general partner” refer to SunCoke Energy Partners GP LLC. References to “our sponsor” refer to SunCoke Energy, Inc. We refer to Sun Coal & Coke LLC, a wholly-owned subsidiary of our sponsor, as “Sun Coal & Coke.” We refer to Haverhill Coke Company LLC, or Haverhill, and Middletown Coke Company, LLC, or Middletown, and their respective wholly-owned subsidiaries as our “operating subsidiaries.” SunCoke Energy Partners, L.P. does not have any employees and we are managed by our general partner, the executive officers of which are employees of our sponsor. Unless the context requires otherwise, references in this annual report on Form 10-K to “our employees” refer to employees of our sponsor and references to “our officers” and “our directors” refer to the officers and directors of our general partner.

Items 1.	Business

Overview

We are a Delaware limited partnership formed in July 2012 which manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering of our common units representing limited partner interests, which we refer to as our IPO. In connection with our IPO, we acquired from SunCoke Energy, Inc., or our sponsor, a 65 percent interest in each of Haverhill and Middletown and the cokemaking facilities and related assets held by Haverhill and Middletown. Our sponsor owns the remaining 35 percent interest in each of Haverhill and Middletown. Our sponsor, through its subsidiary, owns a 55.9 percent partnership interest in us and all of our incentive distribution rights, and indirectly owns and controls our general partner which holds a 2.0 percent general partner interest in us.

Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which seeks to repurpose the coal’s liberated volatile components for other uses. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing environmental impact. We license this advanced heat recovery cokemaking process from our sponsor.

The first phase of our Haverhill facility, or Haverhill 1, includes steam generation facilities which use hot flue gas from the cokemaking process to produce steam. The steam is sold to a third-party pursuant to a steam supply and purchase agreement. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, include cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity. The electricity is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.

Business Segments

We operate in one industry, deriving revenues from cokemaking facilities located in Ohio. Our facilities have similar long-term economic characteristics, products, production processes, types and classes of customers and methods used to distribute their products. Accordingly, we have one reportable segment.

Our Cokemaking Business

The following table sets forth information about our cokemaking facilities for which we have a 65 percent interest:

Facility	Location	Coke Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Haverhill 1	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Haverhill 2	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation

Total					300	1,650

(1)	Cokemaking capacity represents stated capacity for the production of blast furnace coke. The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is approximately 578,000 tons per year.

We sell substantially all of our coke pursuant to long-term coke sales agreements with AK Steel and ArcelorMittal, which are two of the largest blast furnace steelmakers in North America. Coke sales to AK Steel, in total, accounted for 69 percent, 48 percent and 47 percent respectively, of the Predecessor’s total revenues for the years ended December 31, 2012, 2011 and 2010. Coke sales to ArcelorMittal, in total, accounted for 28 percent, 46 percent and 44 percent, respectively of the Predecessor’s total revenues for the years ended December 31, 2012, 2011 and 2010. These coke sales agreements have an average remaining term of approximately 13 years and contain take-or-pay provisions. The take-or-pay provisions require our customers to purchase all of our coke production, in certain cases subject to a tonnage maximum in excess of our stated capacity. Our coke sales agreements also effectively provide for the pass-through of coal costs, subject to meeting contractual coal-to-coke yields, operating and maintenance costs, costs related to transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs. In addition, our sponsor has agreed for a five year period following our IPO to purchase all of our coke production not taken by our customers in the event of a customer’s default or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.

Our sponsor is the largest independent producer of coke in the Americas, as measured by tons of coke produced each year, and, in our opinion, is the technological leader in the cokemaking process with more than 50 years of coke production experience. Our sponsor designed, developed and built, and currently owns and operates, five cokemaking facilities in the United States (including Haverhill and Middletown) with an aggregate coke production capacity of approximately 4.2 million tons per year and designed and operates one cokemaking facility in Vitória, Brazil with a coke production capacity of approximately 1.7 million tons per year. Our sponsor has constructed the only greenfield cokemaking facility in the United States in the last 25 years and is the only North American coke producer that utilizes heat recovery technology in the cokemaking process.

According to CRU, a leading publisher of industry market research, coke demand in the United States and Canada was an estimated 19.5 million tons in 2011. Approximately 90 percent of demand, or 17.5 million tons, was for blast furnace steelmaking operations and the remaining 10 percent was for foundry and other non-steelmaking operations. CRU expects annual blast furnace steelmaking coke demand in the United States and Canada to grow by 2 million tons, or 11 percent by 2016 driven by a recovery in steel demand over the same time period.

Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. According to CRU, there is approximately 14.4 million tons of captive cokemaking capacity in the United States and Canada. The average age of capacity at these captive facilities is 36 years, with 24 percent of capacity coming from facilities over 40 years old. As these cokemaking facilities continue to age, they will require replacement, providing us with investment opportunities. In addition, we believe that we may have opportunities to acquire steelmakers’ captive facilities as well as merchant coke producers’ facilities.

Our sponsor has agreed to provide us preferential rights with respect to growth opportunities in the United States and Canada. Specifically, our sponsor is currently discussing with steelmakers opportunities for developing a new heat recovery cokemaking facility in Kentucky, which we refer to as the Kentucky Facility. If our sponsor proceeds with development of the Kentucky Facility, we will have the option to purchase our sponsor’s interest in this facility from our sponsor upon completion of construction, as described in “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement.” If constructed, the steelmakers would be expected to purchase coke production under long-term contracts. The Kentucky Facility would also generate steam or electricity for sale. Our sponsor estimates that the Kentucky Facility could have up to 120 ovens and 660,000 tons of cokemaking capacity. The Kentucky Facility could serve multiple customers and may have a portion of its capacity reserved for coke sales in the spot market. Our sponsor is in the early stages of permitting for the Kentucky Facility and anticipates receiving its permit in late 2013 or early 2014. Our sponsor’s ability to construct the Kentucky Facility and to enter into new commercial arrangements is dependent upon market conditions in the steel industry.

Raw Materials

Metallurgical coal is the principal raw material for our cokemaking operations. Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We currently purchase approximately 2.4 million tons per year of metallurgical coal from third parties for our coke production. We believe there is an ample supply of metallurgical coal available in the U.S. and worldwide, and we have been able to supply coal to our cokemaking facilities without any significant disruption in coke production.

Coal from third parties is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. From time to time, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also passed through to our customers.

While we generally pass coal costs through to our coke customers, all of our contracts include some form of coal-to-coke yield standard. To the extent that our actual yields are less than the standard in the contract, we are at risk for the cost of the excess coal used in the cokemaking process. Conversely, to the extent actual yields are higher than contractual standards, we are able to realize higher margins.

Most coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.

Transportation and Freight

For inbound transportation of coal purchases, both of our facilities have long-term transportation agreements and where necessary, coal-blending agreements that run concurrently with the associated coke sales agreements. At our Middletown facility, we enter into short-term transportation contracts from year to year with multiple rail or barge operators for deliveries to the blending terminal. For coke sales, the point of delivery varies by agreement and facility. The point of delivery for coke sales to ArcelorMittal from our Haverhill cokemaking facility is generally designated by the customer and shipments are made by railcar under a long-term transportation agreement held by us. All delivery costs are passed through to the customers. Sales to AK Steel from our Haverhill cokemaking facility are made with the customer arranging for transportation. At our Middletown cokemaking facility, coke is delivered directly to AK Steel via conveyor belt leading to the customer’s blast furnace. As a result, we do not have coke transportation agreements related to our Middletown facility, but have coke rail loading facilities onsite and access to two major railroads should coke delivery by rail be necessary in the future.

Research and Development and Intellectual Property and Proprietary Rights

As part of our omnibus agreement, our sponsor has granted us a royalty-free license to use the name “SunCoke” and related marks. Additionally, our sponsor has granted us a non-exclusive right to use all of our sponsor’s current and future cokemaking and related technology necessary to operate our business. Our sponsor’s research and development program seeks to develop promising new technologies for cokemaking as well as improvements to our heat recovery processes. Over the years, this program has produced numerous patents related to heat recovery coking design and operation, including patents for pollution control systems, oven pushing and charging mechanisms, oven flue gas control mechanisms and various others.

Competition

The cokemaking business is highly competitive. Most of the world’s coke production capacity is owned by blast furnace steel companies utilizing by-product coke oven technology. The international merchant coke market is supplied by Chinese, Indian, Colombian and Ukrainian producers.

Current production from our cokemaking business is committed under long-term contracts; therefore, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, both in the United States and internationally. The principal competitive factors affecting our cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Competitors include by-product coke oven engineering and construction companies, as well as merchant coke producers. Specifically, Chinese and Indian companies have designed and built heat recovery facilities in China, India and Brazil for local steelmakers. Some of these design firms operate only on a local or regional basis while others, such as certain Chinese, German and Italian design companies, operate globally.

There are also technologies being developed or in the process of commercialization that seek to produce carbonaceous substitutes for coke in the blast furnace or molten iron without a blast furnace (alternative ironmaking techniques such as direct reduced iron production, or DRI). We monitor the development of competing technologies, and it is unclear to us at this time whether these technologies will be successful in commercialization.

We believe we are well-positioned to compete with other coke producers given that our proven, industry-leading technology with many proprietary features allows us to construct cokemaking facilities that, when compared to other proven technologies, produce consistently higher quality coke and produce ratable quantities of heat that can be utilized as industrial grade steam or converted into electrical power.

Employees

We are managed and operated by the officers of our general partner and do not have any direct employees. Our operating personnel are employees of our operating subsidiaries.

Properties

We own the following real property:

•	Approximately 400 acres in Franklin Furnace (Scioto County), Ohio, on which the Haverhill cokemaking facility is located.

•	Approximately 250 acres in Middletown (Butler County), Ohio near AK Steel’s Middletown Works facility, on which the Middletown cokemaking facility is located.

Safety

We are committed to maintaining a safe work environment and ensuring strict environmental compliance across all of our operations as the health and safety of our employees and the communities in which we operate are critical to our success. We believe that we employ best practices and conduct continual training programs well in excess of regulatory requirements to ensure that all of our employees are focused on safety. Furthermore, our sponsor employs a structured safety and environmental process that provides a robust framework for managing and monitoring safety and environmental performance.

We have consistently operated within the top quartile for the U.S. Occupational Safety and Health Administration’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute.

Legal and Regulatory Requirements

The following discussion summarizes the principal legal and regulatory requirements that we believe may significantly affect us.

Permitting and Bonding

•

Permitting Process for Cokemaking Facilities. The permitting process for our cokemaking facilities is administered by the individual states. However, the main requirements for obtaining environmental construction permits are found in the federal regulations. If all requirements are satisfied, a state or local agency produces an initial draft permit. Generally, the facility is allowed to review and comment on the initial draft. After accepting or rejecting the facility’s comments, the agency typically publishes a notice regarding the issuance of the draft permit in a local newspaper or on the internet and makes the permit and supporting documents available for public review and comment. Generally, a public hearing will be scheduled if the project is considered controversial. The EPA also has the opportunity to comment on the draft permit. The state or local agency responds to comments on the draft permit and may make revisions before a final construction permit is issued. A construction permit allows construction and commencement of operations of the facility and is generally valid for 18 months. Generally, construction must commence during this period, while some states allow this period to be extended in certain situations.

•

Air quality. Facilities that are major emitters of hazardous air pollutants must employ Maximum Available Control Technology (“MACT”) standards. Specific MACT standards apply to door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for new cokemaking facilities were developed using test data from our Jewell cokemaking facility located in Vansant, Virginia. Under applicable federal air quality regulations, permitting requirements differ, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” area:

•

In an attainment area, the facility must install air pollution control equipment or employ Best Available Control Technology (“BACT”). The facility must demonstrate, using air dispersion modeling, that the area will still meet NAAQS after the facility is constructed. An “additional impacts analysis” must be performed to evaluate the effect of the new facility on air, ground and water pollution.

•

In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet Lowest Achievable Emission Rate (“LAER”) standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis. Emissions of any pollutant in a non-attainment area must be offset by emission reductions obtained from existing sources located in the vicinity of the facility.

•

Two new and more stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In 2012, a new and more stringent NAAQS for fine particulate matter, or PM 2.5, went into effect. These new standards have two impacts on permitting: (1) demonstrating compliance using dispersion modeling from a new facility will be more difficult and (2) additional areas of the country will become non-attainment areas. New facilities in those non-attainment areas will have to obtain offsets and install air pollution control equipment or employ procedures that meet LAER standards.

•

In September 2011, the EPA withdrew reconsideration of a new, lower NAAQS for ground level ozone promulgated in March 2008. Based on this decision, under the Clean Air Act, the EPA will be required to review and potentially issue a new NAAQS for ground level ozone in 2013. Designation of new non-attainment areas for the revised ozone NAAQS may result in additional federal and state regulatory actions that could impact our operations and the operations of our customers and increase the cost of additions to property, plant and equipment.

•

The EPA finalized a new rule in 2010 requiring a new facility that is a major source of greenhouse gases (primarily carbon dioxide from our facilities) (“GHGs”) to install equipment or employ BACT procedures. Currently, there is little information on what may be acceptable as BACT to control GHGs, but the database and additional guidance may be enhanced in the future.

•

Several states have additional requirements and standards other than those in the federal statutes and regulations. Many states have lists of “air toxics” with emission limitations determined by dispersion modeling. States also often have specific regulations that deal with visible emissions, odors and nuisance. In some cases, the state delegates some or all of these functions to local agencies.

•

Wastewater and Stormwater. Our heat recovery cokemaking technology does not produce process wastewater as is typically associated with by-product cokemaking. Our cokemaking facilities, in some cases, have wastewater discharge and stormwater permits.

•

Waste. The primary solid waste product from our heat recovery cokemaking technology is calcium sulfate from the flue gas desulfurization operation, which is generally taken to a solid waste landfill. The material from periodic cleaning of heat recovery steam generators is disposed of as hazardous waste. On the whole, our heat recovery cokemaking process does not generate substantial quantities of hazardous waste.

•

U.S. Endangered Species Act. The U.S. Endangered Species Act and certain counterpart state legislations are intended to protect species whose populations allow for categorization as either endangered or threatened. With respect to permitting additional cokemaking facilities, protection of endangered or threatened species may have the effect of prohibiting, limiting the extent of or placing permitting conditions on soil removal, road building and other activities in areas containing the associated species. Based on the species that have been identified on our properties and the current application of these laws and regulations, we do not believe that they are likely to have a material adverse effect on our operations.

Regulation of Operations

•

Clean Air Act. The Clean Air Act and similar state laws and regulations affect our cokemaking operations, primarily through permitting and/or emissions control requirements relating to particulate matter (“PM”) and sulfur dioxide (“SO2”) control. The Clean Air Act imposes stringent limits on air emissions with a federally mandated operating permit program and civil and criminal enforcement sanctions. The Clean Air Act air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM and nitrogen oxides (“NOx”); GHG rules; the Clean Air Interstate Rule; MACT emissions limits for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review. The Clean Air Act requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards. Our cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. The EPA is required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary for these processes. The EPA was supposed to do so by 2011, but the EPA has yet to publish or propose any residual risk standards from these operations; therefore, the impact cannot be estimated at this time. The second category of MACT standards applicable to our cokemaking facilities applies to emissions from charging and coke oven doors.

•

Clean Water Act of 1972. The Clean Water Act (“CWA”) may affect our operations by requiring water quality standards generally and through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Additionally, through the CWA Section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters.

•

Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, although certain mining and mineral beneficiation wastes and certain wastes derived from the combustion of coal currently are exempt from regulation as hazardous wastes under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements.

•

Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. EPA has issued a notice of finding and determination that emissions of carbon dioxide and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act. We may also be subject to EPA’s “Tailoring Rule,” where certain modifications to our facilities could subject us to the additional permitting and other obligations under the New Source Review/Prevention of Significant Deterioration (NSR/PSD) and Title V programs of the Clean Air Act based on a facility’s GHG emissions. Numerous other proposals for federal and state legislation have been made relating to GHG emissions (including carbon dioxide). The impact of GHG-related legislation and regulations on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues.

Environmental Matters and Compliance

Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. The EPA and state regulators have issued Notices of violation, or NOVs, for our Haverhill cokemaking facility, which stem from alleged violations of our air emission operating permits for this facility. We are currently working in a cooperative manner with the EPA to address the allegations. Settlement may require payment by our sponsor of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at our Haverhill facility. As a result of our recent discussions with the EPA, we expect these projects to cost approximately $67 million, which will be funded with a portion of the proceeds from our IPO, and are to be carried out through 2016. Spending for these projects ultimately depends on the timing of the settlement and is expected to take place primarily in 2013 to 2016. The final cost of the projects will be dependent upon the ultimate outcome of discussions with regulators. The potential penalties for alleged past violations will be paid by our sponsor.

Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at December 31, 2012.

Under the terms of the omnibus agreement, our sponsor will indemnify us for certain environmental remediation costs. Please read “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement.”

Available Information

We make available free of charge, through our website, www.sxcpartners.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission, or the SEC. These documents are also available at the SEC’s website at www.sec.gov. Our website also includes our Code of Business Conduct and Ethics, our Governance Guidelines, our Related Persons Transaction Policy and the charters of our Audit Committee and Conflicts Committee.

A copy of any of these documents will be provided without charge upon written request to Investor Relations, SunCoke Energy Partners, L.P., 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.

Item 1A. Risk Factors

In addition to the other information included in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to us and our business. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.

Risks Inherent in Our Business and Industry

We may not generate sufficient earnings from operations to enable us to pay the minimum quarterly distribution to unitholders.

We may not have sufficient earnings each quarter to support a decision to pay the full amount of our minimum quarterly distribution of $0.4125 per unit, or $1.65 per unit per year, which will require us to generate from earnings amounts available for distribution of approximately $13.2 million per quarter, or $52.9 million per year. The amount we decide to distribute on our common and subordinated units also depends upon our liquidity and other considerations, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

•

severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of other events affecting our ability to collect payments from our customers, including our customers’ default;

•	volatility and cyclical downturns in the steel industry and other industries in which our customers operate;

•	the exercise by AK Steel of its early termination rights under its coke sales agreement and its energy sales agreement at our Haverhill facility;

•	our sponsor’s inability to perform under the omnibus agreement;

•

age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking operations, and in the operations of our major customers, business partners and/or suppliers;

•	the cost of environmental remediation at our cokemaking facilities;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality requirements in our coke sales agreements;

•	our ability to enter into new, or renew existing, long-term agreements for the supply of coke to domestic steel producers under terms similar or more favorable than those currently in place;

•	our ability to enter into new, or renew existing, agreements for the sale of steam and electricity generated by our facilities under terms similar or more favorable than those currently in place;

•

changes in the marketplace that may affect supply and demand for our coke, including increased exports of coke from China related to reduced export duties and export quotas and increasing competition from alternative steelmaking and cokemaking technologies that have the potential to reduce or eliminate the use of coke;

•	our relationships with, and other conditions affecting, our customers;

•	changes in levels of production, production capacity, pricing and/or margins for coke;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of nonperformance by our suppliers;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•	cost of labor;

•	risks related to employees and workplace safety;

•

effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	changes in product specifications for the coke that we produce;

•	changes in credit terms required by our suppliers;

•	changes in insurance markets and the level, types and costs of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in, or new, statutes, regulations or governmental policies by federal, state and local authorities with respect to protection of the environment;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories and leases;

•	nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners; and

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements to which we are a party; and

•	the amount of cash reserves established by our general partner.

All of our sales are generated at two facilities. Any adverse developments at either facility could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

Our operations are subject to significant hazards and risks inherent in cokemaking operations and in related steam and electricity production. These hazards and risks include, but are not limited to, equipment malfunction, explosions, fires and the effects of severe weather conditions, any of which could result in production and transportation difficulties and disruptions, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others. There is also risk of mechanical failure of our ovens and other equipment both in the normal course of operations and following unforeseen events. To the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we would not be able to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke. Any adverse developments at either facility could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

Because all of our sales are generated at two facilities, any of such events at either facility could significantly disrupt our coke, steam and electricity production and our ability to supply our coke, steam and electricity to our customers. Any sustained disruption in our ability to meet our supply obligations under our coke sales agreements, energy sales agreements or steam supply purchase agreement could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

All of our coke sales are made under long-term contracts with two customers. Any adverse developments with either of these customers could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

All of our coke sales are currently made under long-term contracts with ArcelorMittal and AK Steel. For the year ended December 31, 2012, ArcelorMittal and AK Steel accounted for approximately 28 and 69 percent, respectively, of our total revenues. We expect these two customers to continue to account for a significant portion of our revenues for the foreseeable future. If either of these customers were to significantly reduce its purchases of coke from us, or default on its agreements with us, or terminate or fail to renew its agreements with us, or if we were unable to sell coke to either of these customers on terms as favorable to us as the terms under our current agreements, our results of operations and therefore our ability to distribute cash to unitholders could be materially and adversely affected.

The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill facility are subject to early termination under certain circumstances and any such termination could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

The coke sales agreement and the energy sales agreement with AK Steel at Haverhill 2, or the Haverhill AK Steel Contracts, are subject to early termination by AK Steel under certain circumstances and any such termination could have a material adverse effect on our business. For the year ended December 31, 2012, the

Haverhill AK Steel Contracts accounted for approximately $220.0 million, or 30 percent, of our total revenues. The Haverhill coke sales agreement with AK Steel expires on January 1, 2022, with two automatic, successive five-year renewal periods. The Haverhill energy sales agreement with AK Steel runs concurrently with the term of the coke sales agreement, including any renewals, and automatically terminates upon the termination of the related coke sales agreement. The coke sales agreement may be terminated by AK Steel at any time on or after January 1, 2014 upon two years prior written notice if AK Steel (i) permanently shuts down iron production operations at its steel plant works in Ashland, Kentucky, or the Ashland Plant; and (ii) has not acquired or begun construction of a new blast furnace in the United States to replace, in whole or in part, the Ashland Plant’s iron production capacity. If such termination occurs at any time prior to January 1, 2018, AK Steel will be required to pay a significant termination fee.

If AK Steel were to terminate the Haverhill AK Steel Contracts, we may be unable to enter into similar long-term contracts with replacement customers for all or any portion of the coke previously purchased by AK Steel. Similarly, we may be forced to sell some or all of the previously contracted coke in the spot market, which could be at prices lower than we have currently contracted for and could subject us to significant price volatility. If AK Steel elects to terminate the Haverhill AK Steel Contracts, our results of operations and therefore our ability to distribute cash to unitholders could be materially and adversely affected.

Certain provisions in our long-term coke agreements may result in economic penalties to us, or may result in termination of our coke sales agreements for failure to meet minimum volume requirements or other required specifications, and certain provisions in these agreements and our energy sales agreements may permit our customers to suspend performance.

All of our coke sales agreements and our steam supply and purchase agreement contain provisions requiring us to supply minimum volumes of our products to our customers. To the extent we do not meet these minimum volumes, we are generally required under the terms of our coke sales agreements to procure replacement supply to our customers at the applicable contract price or potentially be subject to cover damages for any shortfall. If future shortfalls occur, we will work with our customer to identify possible other supply sources while we implement operating improvements at the facility, but we may not be successful in identifying alternative supplies and may be subject to paying the contract price for any shortfall or to cover damages, either of which could increase our costs and therefore adversely affect our results of operations and therefore our ability to distribute cash to unitholders. Our coke sales agreements also contain provisions requiring us to deliver coke that meets certain quality thresholds. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of our agreements.

Our coke and energy sales agreements contain force majeure provisions allowing temporary suspension of performance by our customers for the duration of specified events beyond the control of our customers. Declaration of force majeure, coupled with a lengthy suspension of performance under one or more coke or energy sales agreements, may materially and adversely affect our results of operations and therefore our ability to distribute cash to unitholders.

Unfavorable economic conditions resulting from the ongoing U.S. and worldwide financial and credit crisis, and potential further deteriorating conditions in the United States and globally, may cause a reduction in the demand for our products, which could adversely affect our results of operations.

Continued volatility and disruption in worldwide capital and credit markets and potential further deteriorating conditions in the United States and globally could cause reduced demand for our products. Additionally, unfavorable economic conditions, including the reduced availability of credit, may cause a reduction in the demand for steel products, which, in turn, could adversely affect demand for our products. Such conditions could have an adverse effect on our results of operations.

We are exposed to the credit risk, and certain other risks, of our major customers, and any material nonpayment or nonperformance by our major customers, or the failure of our customers to continue to purchase coke from us at similar prices under similar arrangements, may have a material adverse effect on our results of operations and therefore our ability to distribute cash to our unitholders.

We are subject to the credit risk of our two major customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration of their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, whose operations are concentrated in a single industry, the steel industry. We sell coke to these customers pursuant to long-term take-or-pay agreements that require that our customers either purchase all of our coke production or a specified tonnage maximum greater than our stated capacity, as applicable, or pay the contract price for any such coke they elect not to accept. Our customers experience significant fluctuations in demand for steel products because of economic conditions, consumer demand, raw material and energy costs, and decisions by the U.S. federal and state governments to fund or not fund infrastructure projects, such as highways, bridges, schools, energy plants, railroads and transportation facilities. During periods of weak demand for steel, our customers may experience significant reductions in their operations, or substantial declines in the prices of the steel they sell. These and other factors may lead some customers to seek renegotiation or cancellation of their existing long-term coke purchase commitments to us, which could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

If a substantial portion of our agreements to supply coke and electricity are modified or terminated, our results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability.

We sell substantially all of our coke and electricity to two customers under long-term agreements. If a substantial portion of these agreements are modified or terminated or if force majeure is exercised, our results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability. The profitability of our long-term coke and energy sales agreements depends on a variety of factors that vary from agreement to agreement and fluctuate during the agreement term. We may not be able to obtain long-term agreements at favorable prices, compared either to market conditions or to our cost structure. Price changes provided in long-term supply agreements may not reflect actual increases in production costs. As a result, such cost increases may reduce profit margins on our long-term coke and energy sales agreements. In addition, contractual provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term price volatility.

From time to time, we discuss the extension of existing agreements and enter into new long-term agreements for the supply of coke and energy to our customers, but these negotiations may not be successful and these customers may not continue to purchase coke or electricity from us under long-term agreements. If any one or more of these customers were to significantly reduce their purchases of coke or electricity from us, or if we were unable to sell coke or electricity to them on terms as favorable to us as the terms under our current agreements, our results of operations and therefore our ability to distribute cash to unitholders may be materially and adversely affected.

Further, because of certain technological design constraints, we do not have the ability to shut down our cokemaking operations if we do not have adequate customer demand. If a customer refuses to take or pay for our coke, we must continuously operate our coke ovens even though we may not be able to sell our coke immediately and may incur significant additional costs for natural gas to maintain the temperature inside our coke oven batteries, which may have a material and adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

We are exposed to the credit risk of our sponsor, and our sponsor’s inability to perform under the omnibus agreement could adversely affect our business and our ability to distribute cash to unitholders.

Our sponsor has agreed, for the five-year period after our IPO, to make us whole to the extent our customers fail to fully satisfy their existing obligations to purchase and pay for coke, under certain circumstances. Our sponsor is rated Ba3/BB- by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, respectively. Any deterioration of our sponsor’s creditworthiness, and any resulting change in support from our sponsor or inability to perform under the omnibus agreement, could have a material adverse effect on our business, financial condition, results of operations and ability to distribute cash to unitholders.

We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

Our operations are subject to increasingly strict regulation by federal, state and local authorities with respect to protection of the environment and health and safety matters, including those legal requirements pursuant to the Clean Air Act and other laws that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the protection of groundwater quality and availability, plant and wildlife protection, the installation of various safety equipment in our facilities, and the protection of employee health and safety. Complying with these requirements, including the terms of our permits, can be costly and time-consuming.

Failure to comply with these regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could limit or materially increase the cost of our operations. For instance, as more fully discussed herein, our Haverhill cokemaking facility has been issued NOVs for alleged violations of air emission limits, the resolution of which will likely cause us to undertake capital projects and may require payment of a penalty. We may not have been, or may not be, at all times, in complete compliance with all of these requirements, and we may incur material costs or liabilities in connection with these requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. In addition, these requirements are complex, change frequently and have become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business. For a description of certain environmental laws and matters applicable to us, see “Items 1 and 2. Business and Properties—Legal and Regulatory Requirements.”

In addition, our facilities are currently subject to federal greenhouse gas, or GHG regulations, including the obligation to report annual GHG emissions for the preceding year. Any modifications to our facilities could be subject to the EPA’s Tailoring Rule, which could place additional permitting and other implementation requirements on GHG emissions. The U.S. Congress has considered “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs and require most sources of GHGs to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of GHGs. Additional climate change regulation could result in increased costs to operate or maintain our facilities, increased capital expenditures to install new emission controls on our facilities, increased costs to administer and manage any potential GHG emissions regulations or carbon trading or tax programs, and reduce demand for our coke. Any such federal or state regulations requiring us, or our customers, to employ expensive technology to capture and sequester carbon dioxide could likewise adversely affect our future results of operations and our future ability to distribute cash to unitholders.

Excess capacity in the global steel industry, including in China, may weaken demand for steel produced by our customers, which, in turn, may reduce demand for our coke.

In some countries, such as China, steelmaking capacity exceeds demand for steel products. Rather than reducing employment by matching production capacity to consumption, steel manufacturers in these countries

(often with local government assistance or subsidies in various forms) may export steel at prices that are significantly below their home market prices and that may not reflect their costs of production or capital. The availability of this steel at such prices may negatively affect our steelmaking customers, who may not be able to increase and may have to decrease, the prices that they charge for steel as the supply of steel increases. Our customers may also reduce their steel output in response to this increased supply, which would correspondingly reduce their demand for coke and make it more likely that they may seek to renegotiate their contracts with us or fail to pay for the coke they are required to take under our contracts. As a result, the profitability and financial position of our steelmaking customers may be adversely affected, which in turn, could adversely affect the certainty of our long-term relationships with those customers and our own results of operations.

Increased exports of coke from China related to reduced export duties and export quotas may weaken our customers’ demand for coke capacity.

An appeals panel of the World Trade Organization, or the WTO, ruled in early 2012 that China’s export duties and export quotas on certain raw materials, including coke, violated global trade rules. The WTO’s dispute-settlement body recently adopted the appeals panel report. Accordingly, China is required to put measures in place to comply with the ruling. While we do not know the nature or timing of such measures, they could result in increased exports of coke from China. Increased exports of coke from China could reduce our customers’ demand for coke capacity, which would limit our ability to construct a potential new plant in the United States or Canada and to enter into new, or renew existing, commercial arrangements with our customers and materially and adversely affect our results of operations and therefore our ability to distribute cash to unitholders.

We face increasing competition both from alternative steelmaking and cokemaking technologies that have the potential to reduce or completely eliminate the use of coke, which may reduce the demand for the coke we produce and which could have an adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have reduced the amount of coke per ton of hot metal through alternative injectants, such as natural gas and pulverized coal injectant, and the use of these coke substitutes could increase in the future, particularly in light of current low natural gas prices. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke. For example, electric arc furnace technology is a commercially proven process widely used in the United States. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced, and this reduction could have a material and adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies. As these technologies improve and as new technologies are developed, we anticipate that competition in the cokemaking industry will intensify. Such increased competition may adversely affect our results of operations and therefore our ability to distribute cash to unitholders.

To the extent we do not meet coal-to-coke yield standards in our coke sales agreements, we are responsible for the cost of the excess coal used in the cokemaking process, which could adversely impact our results of operations and therefore our ability to distribute cash to unitholders.

Our ability to pass through our coal costs to our customers under our coke sales agreements is generally subject to our ability to meet some form of coal-to-coke yield standard. To the extent that we do not meet the yield standard in the contract, we are responsible for the cost of the excess coal used in the cokemaking process. We may not be able to meet the yield standards at all times, and as a result we may suffer lower margins on our coke sales and our results of operations and therefore our ability to distribute cash to unitholders could be adversely affected.

Equipment upgrades, equipment failures and deterioration of assets may lead to production curtailments, shutdowns or additional expenditures.

Our operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations.

In addition, assets critical to our cokemaking operations may deteriorate materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.

We are also required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. If we are required to incur impairment charges in the future, our results of operations in the period taken could be materially and adversely affected.

We may be unable to obtain, maintain or renew permits or leases necessary for our operations, which could impair our ability to conduct our operations and limit our ability to make distributions to unitholders.

Our facilities and operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters in connection with cokemaking (including our generation of electricity). These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more difficult or impractical, and may possibly impair the continuance of ongoing operations or the development of future cokemaking facilities. The public, including non-governmental organizations, environmental groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizen’s lawsuits to challenge the issuance of permits, the validity of environmental impact statements or performance of cokemaking activities. If any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our cokemaking operations, our cash flows may be reduced, which could limit our ability to make distributions to unitholders.

Our businesses are subject to inherent risks, some of which are self-insured. We may incur losses and be subject to liability claims that could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

We are currently covered by insurance policies maintained by our sponsor and we currently maintain our own directors’ and officers’ liability insurance policy. These insurance policies provide limited coverage for some, but not all, of the potential risks and liabilities associated with our businesses. For some risks, we may not obtain insurance or be covered by our sponsor’s policies if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we and our sponsor may not be able to renew our or its existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain environmental and pollution risks generally are not fully insurable. Even where insurance coverage applies, insurers may contest their obligations to make payments. Further, with the exception of directors’ and officers’ liability, for which we maintain our own insurance policy, our coverage under our sponsor’s insurance policies is our sole source of insurance for risks related to our business. Our sponsor’s insurance coverage may not be adequate to cover us against losses we incur and coverage under these policies may be depleted or may not be available to us to the extent that our sponsor exhausts the coverage limits. Our results of operations and therefore our ability to distribute cash to unitholders could be materially and adversely affected by losses and liabilities from un-insured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.

We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation liabilities, it could harm our future operating results. If we are required to pay for these sanctions, costs and liabilities, our operations and therefore our ability to distribute cash to unitholders could be adversely affected.

We may be subject to litigation, the disposition of which could have a material adverse effect on our results of operations.

The nature of our operations exposes us to possible litigation claims, including disputes relating to our operations and commercial and contractual arrangements. We will contest these matters vigorously and have made insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our results of operations. We are also subject to significant environmental and other government regulation, which sometimes results in various administrative and judicial proceedings.

We may not be able to successfully implement our growth strategy to develop, design, construct, start up, or operate new cokemaking facilities.

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to construct and operate new cokemaking facilities that result in an increase in our earning per unit. We may not be able to complete construction of, or efficiently operate, cokemaking facilities that we develop in the future. Further development of future cokemaking facilities may not be within the expected time line or budget. In addition, we may not derive the financial returns we expect on our investment in new cokemaking facilities or such operations may not be profitable at all. We cannot predict the effect that any failed expansion may have on our core business. Regardless of whether we are successful in constructing and/or operating additional cokemaking facilities, the negotiations for development of such facilities could disrupt our ongoing business, distract management and increase our expenses. If we are not able to successfully execute our plans for the development and expansion of our cokemaking operations, whether as a result of unfavorable market conditions in the steel industry or otherwise, our future results of operations could be materially and adversely affected.

The failure to consummate or integrate acquisitions of other businesses and assets in a timely and cost-effective manner could have an adverse effect on our results of operations.

The acquisition of assets or businesses that expand our cokemaking operations is an important component of our business strategy. We believe that acquisition opportunities may arise from time to time, and any such acquisitions could be significant. Any acquisition could involve the payment by us of a substantial amount of cash, the incurrence of a substantial amount of debt or the issuance of a substantial amount of equity. Certain acquisition and investment opportunities may not result in the consummation of a transaction. In addition, we may not be able to obtain acceptable terms for the required financing for any such acquisition or investment that arises. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our common units. Our future acquisitions could present a number of risks, including the risk of incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets, the risk of failing to successfully and timely integrate the operations or management of any acquired businesses or assets and the risk of diverting management’s attention from existing operations or other priorities. If we fail to consummate and integrate our acquisitions in a timely and cost-effective manner, our results of operations could be materially and adversely affected.

Failure to maintain effective quality control systems at our cokemaking facilities could have a material adverse effect on our results of operations.

The quality of our coke is critical to the success of our business. For instance, our coke sales agreements contain provisions requiring us to deliver coke that meets certain quality thresholds. If our coke fails to meet such specifications, we could be subject to significant contractual damages or contract terminations, and our sales could be negatively affected. The quality of our coke depends significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that our employees adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our results of operations.

Disruptions to our supply of coal and coal blending services may reduce the amount of coke we produce and deliver and, if we are not able to cover the shortfall in coal supply or obtain replacement blending services from other providers, our results of operations could be adversely affected.

The metallurgical coal used to produce coke at our cokemaking facilities is generally purchased from third parties under one- to two-year contracts. We cannot assure that there will continue to be an ample supply of metallurgical coal available or that we will be able to supply these facilities without any significant disruption in coke production, as economic, environmental, and other conditions outside of our control may reduce our ability to source sufficient amounts of coal for our forecasted operational needs. The failure of our coal suppliers to meet their supply commitments could materially and adversely impact our results of operations if we are not able to make up the shortfalls resulting from such supply failures through purchases of coal from other sources.

We rely on third parties to blend coals that we have purchased into coal blends that we use to produce coke. We have entered into long-term agreements with coal blending service providers that are co-terminous with our coke sales agreements. Generally, we store an inventory of blended coal at or near our cokemaking facilities to cover approximately 15 to 30 days of coke production. There are limited alternative providers of coal blending services and disruptions from our current service providers could materially and adversely impact our results of operations.

Limitations on the availability and reliability of transportation, and increases in transportation costs, particularly rail systems, could materially and adversely affect our ability to obtain a supply of coal and deliver coke to our customers.

Our ability to obtain coal depends primarily on third-party rail systems and to a lesser extent river barges. If we are unable to obtain rail or other transportation services, or are unable to do so on a cost-effective basis, our results of operations could be adversely affected. Alternative transportation and delivery systems are generally inadequate and not suitable to handle the quantity of our shipments or to ensure timely delivery. The loss of access to rail capacity could create temporary disruption until the access is restored, significantly impairing our ability to receive coal and resulting in materially decreased revenues. Our ability to open new cokemaking facilities may also be affected by the availability and cost of rail or other transportation systems available for servicing these facilities.

Our arrangements with ArcelorMittal at our Haverhill cokemaking facility require us to deliver coke to ArcelorMittal via railcar. We have entered into a long-term rail transportation agreement to meet this obligation. Disruption of these transportation services because of weather-related problems, mechanical difficulties, train derailments, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, fuel costs, transportation delays, accidents, terrorism, domestic catastrophe or other events could temporarily or over the long term impair our ability to produce coke, and therefore, could materially and adversely affect our results of operations. In addition, if our rail transportation agreement is terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.

Labor disputes with the unionized portion of our workforce could adversely affect us.

As of December 31, 2012, the Predecessor had approximately 247 employees. Approximately 116, or 47 percent, of the Predecessor’s employees are currently represented by the United Steelworkers under various contracts. The labor agreement at our Haverhill facility was recently extended through October 31, 2015. When these agreements expire or terminate, we may not be able to negotiate the agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. If we are unable to negotiate a new collective bargaining agreement before the expiration date, our operations and our profitability could be adversely affected. A prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to satisfy our customers’ orders and, as a result, adversely affect our production and profitability.

If we fail to maintain satisfactory labor relations, we may be adversely affected. Union represented labor creates an increased risk of work stoppages and higher labor costs.

We rely, at one or more of our facilities, on unionized labor, and there is always the possibility that the employing entity will be unable to reach agreement on terms and conditions of employment or renewal of a collective bargaining agreement. Any labor disputes, work stoppages, or increased labor costs could adversely affect operations, the stability of production and reduce our future revenues, profitability, or our ability to pay cash distributions to our unitholders. It is also possible that, in the future, additional employee groups may choose to be represented by a labor union.

Our revolving credit facility and the indenture governing our senior notes each contains restrictions and financial covenants that may restrict our business and financing activities.

Our revolving credit facility and the indenture governing our senior notes contain, and any other future financing agreements that we may enter into will likely contain, operating and financial restrictions and covenants that may restrict our ability to finance future operations or capital needs, to engage in, expand or pursue our business activities or to make distributions to our unitholders.

Our ability to comply with any such restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our revolving credit facility or the indenture, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Restrictions in the agreements governing our indebtedness could limit our ability to make distributions to our unitholders.

The indenture governing the senior notes and our revolving credit facility prohibit us from making distributions to unitholders if certain defaults exist, subject to certain exceptions. In addition, both the indenture and the revolving credit facility contain additional restrictions limiting our ability to pay distributions to unitholders. Accordingly, we may be restricted by our debt agreements from distributing all of our available cash to our unitholders. Please read “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our level of indebtedness may increase, reducing our financial flexibility.

In the future, we may incur significant indebtedness in order to make future acquisitions or to develop or expand our facilities. Our level of indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be used to service our indebtedness;

•	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

•	the covenants contained in the agreements governing our outstanding indebtedness will limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;

•

a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged, and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;

•	our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and our industry; and

•

a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, distributions or for general corporate or other purposes.

A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our units or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

Risks Inherent in an Investment in Us

Our sponsor owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including our sponsor, have conflicts of interest with us and limited duties, and they may favor their own interests to the detriment of us and our unitholders.

Our sponsor owns and controls our general partner and will appoints of the directors of our general partner. Although our general partner has a duty to manage us in a manner it believes to be in our best interests, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to our sponsor. Therefore, conflicts of interest may arise between our sponsor or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•

our general partner is allowed to take into account the interests of parties other than us, such as our sponsor, in exercising certain rights under our partnership agreement, which has the effect of limiting its duty to our unitholders;

•	neither our partnership agreement nor any other agreement requires our sponsor to pursue a business strategy that favors us;

•

our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•

our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as an ongoing capital expenditure, which reduces operating surplus, or a replacement capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders which, in turn, may affect the ability of the subordinated units to convert;

•

our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•

our partnership agreement permits us to distribute up to $26.5 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80 percent of the common units;

•	our general partner controls the enforcement of obligations that it and its affiliates owe to us;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•

our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the Board of Directors of our general partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

In addition, we may compete directly with our sponsor for acquisition opportunities. Please read “Our sponsor and other affiliates of our general partner may compete with us.”

We expect to distribute substantially all of our available cash, which could limit our ability to grow and make acquisitions.

We expect that we will distribute substantially all of our available cash to our unitholders and will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.

In addition, because we distribute substantially all of our available cash, we may not grow as quickly as businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.

Our preferential right over our sponsor to pursue certain growth opportunities and our right of first offer to acquire certain of our sponsor’s assets are subject to risks and uncertainties, and ultimately we may not pursue those opportunities or acquire any of those assets.

Our omnibus agreement provides us with preferential rights to pursue certain growth opportunities in the United States and Canada identified by our sponsor and a right of first offer to acquire certain of our sponsor’s cokemaking assets located in the United States and Canada for so long as our sponsor or its controlled affiliate controls our general partner. The consummation and timing of any future acquisitions of such assets will depend upon, among other things, our sponsor’s ability to identify such growth opportunities, our sponsor’s willingness to offer such assets for sale, our ability to negotiate acceptable customer contracts and other agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our rights under the omnibus agreement, and our sponsor is under no obligation to identify growth opportunities or to sell any assets that would be subject to our right of first offer. For these or a variety of other reasons, we may decide not to exercise our preferential right to pursue growth opportunities or our right of first offer when any opportunities are identified or assets are offered for sale, and our decision will not be subject to unitholder approval. Please read “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement.”

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended.

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of our general partner) after the subordination period has ended. Affiliates of our general partner will own, directly or indirectly, approximately 14.1 percent of the outstanding common units and all of our outstanding subordinated units.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our units.

Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its affiliates;

•	whether to exercise its call right;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels; and

•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•

whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•

our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning that it believed that the decision was in the best interest of our partnership;

•

our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•

our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

•	approved by the conflicts committee of the Board of Directors of our general partner, although our general partner is not obligated to seek such approval; or

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee then it will be presumed that, in making its decision, taking any action or failing to act, the Board of Directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our sponsor and other affiliates of our general partner may compete with us.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and our sponsor. Except as described under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement.” any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of its Board of Directors or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner has the right, as the initial holder of our incentive distribution rights, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0 percent) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our general partner will equal the number of common units that would have entitled the holder to an aggregate quarterly cash distribution in the two-quarter period prior to the reset election equal to the distribution to our general partner on the incentive distribution rights in the quarter prior to the reset election. Our general partner’s general partner interest in us (currently 2.0 percent) will be maintained at the percentage that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third-party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels.

Holders of our common units have limited voting rights and are not entitled to appoint our general partner or its directors, which could reduce the price at which our common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to appoint our general partner or its Board of Directors. The Board of Directors of our general partner, including the independent directors, is chosen entirely by our sponsor, as a result of it owning our general partner, and not by our unitholders. Unlike publicly-traded corporations, we will not conduct annual meetings of our unitholders to appoint directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations.

Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.

If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders initially will be unable to remove our general partner without its consent because our general partner and its affiliates will own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Following our IPO, our sponsor has owned an aggregate of 57.0 percent of our outstanding units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

Our general partner interest or the control of our general partner may be transferred to a third-party without unitholder consent.

Our general partner may transfer its general partner interest to a third-party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner to transfer their respective membership interests in our general partner to a third-party. The new members of our general partner would then be in a position to replace the Board of Directors and executive officers of our general partner with their own designees and thereby exert significant control over the decisions taken by the Board of Directors and executive officers of our general partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

The incentive distribution rights held by our general partner, or indirectly held by our sponsor, may be transferred to a third-party without unitholder consent.

Our general partner or our sponsor may transfer the incentive distribution rights to a third-party at any time without the consent of our unitholders. If our sponsor transfers the incentive distribution rights to a third-party but retains its ownership interest in our general partner, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if our sponsor had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by our sponsor could reduce the likelihood of our sponsor accepting offers made by us relating to assets owned by it, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

Our general partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80 percent of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may receive no return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. Upon consummation of our IPO, our sponsor owned an aggregate of 57.0 percent of our common and subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), our sponsor will own 57.0 percent of our common units.

We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of earnings per unit may decrease;

•

because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

There are no limitations in our partnership agreement on our ability to issue units ranking senior to the common units.

In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of units of senior rank may reduce or eliminate the amounts available for distribution to our common unitholders, diminish the relative voting strength of the total common units outstanding as a class, or subordinate the claims of the common unitholders to our assets in the event of our liquidation.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by our sponsor or other large holders.

After our IPO, we had 15,709,697 common units and 15,709,697 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. All of the 2,209,697 common units that were issued to our sponsor in connection with our IPO are subject to resale restrictions under a 180-day lock-up agreement with the underwriters. Each of the lock-up agreements with the underwriters may be waived at the discretion of Barclays Capital Inc. Sales by our sponsor or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have provided registration rights to our sponsor. Under our agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Our partnership agreement restricts the voting rights of unitholders owning 20 percent or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20 percent or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the Board of Directors of our general partner, cannot vote on any matter.

Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce our earnings and therefore our ability to distribute cash to our unitholders. The amount and timing of such reimbursements will be determined by our general partner.

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce our earnings and therefore our ability to distribute cash to our unitholders. Please read “Part II. Item 5. Cash Distribution Policy.”

The amount of estimated replacement capital expenditures our general partner is required to deduct from operating surplus each quarter could increase in the future, resulting in a decrease in available cash from operating surplus that could be distributed to our unitholders.

Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated replacement capital expenditures as opposed to actual replacement capital expenditures in order to reduce disparities in operating surplus caused by fluctuating replacement capital expenditures, which are capital expenditures required to replace our major capital assets. Our annual estimated replacement capital expenditures for purposes of calculating operating surplus is $3.7 million for the twelve months ending December 31, 2013. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future to replace our major capital assets, including all or a major portion of a plant or other facility, at the end of their working lives, which we believe to be reasonable. Our partnership agreement does not cap the amount of estimated replacement capital expenditures that our general partner may designate. The amount of our estimated replacement capital expenditures may be more than our actual replacement capital expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders. The amount of estimated replacement capital expenditures deducted from operating surplus is subject to review and change by the Board of Directors of our general partner at least once a year, with any change approved by the conflicts committee.

The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may not pay cash distributions during periods when we record net income.

Unitholder liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in Ohio. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for our obligations as if you were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•

your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for the obligations of the partnership.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, or the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act was signed into law in April 2012. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold unitholder advisory votes on executive compensation. We are choosing to “opt out” of the extended transition period for complying with new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common units less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we may take advantage of certain temporary exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common units less attractive if we rely on this exemption. If some investors find our common units less attractive as a result, there may be a less active trading market for our common units and our common unit price may be more volatile.

Our sponsor has a limited operating history as a separate public company, and its historical and pro forma financial information is not necessarily representative of the results that it would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.

Our financial statements have been prepared by carving out from the financial statements of our sponsor the financial statements relating to our interest in the entities that own our sponsor’s two cokemaking facilities. Our sponsor’s historical and pro forma financial information for the periods ended prior to our sponsor’s separation from Sunoco, Inc., is derived from the consolidated financial statements and accounting records of Sunoco. Accordingly, the historical and pro forma financial information included here do not necessarily reflect the results of operations, financial position and cash flows that we or our sponsor would have achieved if our sponsor had been a separate, publicly-traded company during the periods presented or those that we will achieve in the future.

If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

Prior to our IPO, we were not required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act of 2002, and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a publicly-traded partnership, we will be required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes Oxley Act of 2002, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. To comply with the requirements of being a publicly-traded partnership, we will need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff. Furthermore, while we generally must comply with Section 404 of the Sarbanes Oxley Act of 2002 for the current fiscal year ending December 31, 2013, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an emerging growth company within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the fiscal year ending December 31, 2017. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

The New York Stock Exchange, or NYSE, does not require a publicly-traded partnership like us to comply with certain of its corporate governance requirements.

Because we are a publicly-traded partnership, the NYSE will not require that we have a majority of independent directors on our general partner’s Board of Directors or compensation and nominating and corporate governance committees. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our ability to distribute cash to you could be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe, based upon our current operations and on an opinion of counsel, that we will be so treated, the IRS could disagree with positions we take or a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits recognized by us would flow through to you. Because tax would be imposed upon us as a corporation, our after tax earnings and therefore our ability to distribute cash to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly-traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly-traded partnerships. One such legislative proposal would eliminate the qualifying income exemption upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly-traded partnerships to be treated as partnerships for federal income tax purposes. Any such changes could negatively impact the value of an investment in our common units.

You will be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, you will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

The sale or exchange of 50 percent or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a twelve-month period. Our sponsor directly and indirectly owns more than 50 percent of the total interests in our capital and profits. Therefore, a transfer by our sponsor of all or a portion of its interests in us could result in a termination of us as a partnership for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income result in a decrease in your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, or IRAs, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes, and non-U.S. persons will be required to file federal tax returns and pay tax on their shares of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our earnings and therefore our ability to distribute cash to you.

The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest by the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our earnings and therefore our ability to distribute cash.

We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there is no tax concept of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, he may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

Unitholders will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our common units.

In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes in the state of Ohio where we will initially own assets and conduct business, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in our common units.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information regarding our properties is contained in “Item 1. Business.”

Item 3.	Legal Proceedings

Environmental Matters and Compliance

The EPA and state regulators have issued NOVs for our Haverhill cokemaking facility, which stem from alleged violations of our air emission operating permits for this facility. We are currently working in a cooperative manner with the EPA to address the allegations. Settlement may require payment by our sponsor of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at our Haverhill facility. As a result of our recent discussions with the EPA, we expect these projects to cost approximately $67 million, which will be funded with a portion of the proceeds from our IPO, and are to be carried out through 2016. Spending for these projects depends on the timing of the settlement and is expected to take place primarily from 2013 to 2016. The final cost of the projects will be dependent upon the ultimate outcome of discussions with regulators. The potential penalties for alleged past violations will be paid by our sponsor.

General

Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at December 31, 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Our Limited Partner Interests

Our common units began trading on the NYSE under the symbol “SXCP” on January 18, 2013. Prior to that time, there was no public market for our stock. The closing sale price per common unit on February 15, 2013 was $20.44. There was one holder of record of our 13,500,000 outstanding common units as of February 15, 2013. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories. As of February 15, 2013, Sun Coal & Coke owned 2,209,697 of our common units and 100 percent of our 15,709,697 outstanding subordinated units, representing an aggregate 57.0 percent limited partner interest in us (which equates to a 55.9 percent partnership interest in us). Our general partner, which is wholly owned by Sun Coal and Coke, owns a 2.0 percent general partner interest in us and all of our incentive distribution rights.

Cash Distribution Policy

Beginning with the quarter ending March 31, 2013, on or about the last day of each of February, May, August and November, we intend to distribute to the holders of record of common and subordinated units on or about the 15th day of each such month at least the minimum quarterly distribution of $0.4125 per unit, or $1.65 on an annualized basis, to the extent we have sufficient cash after establishment by our general partner of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We will adjust the first minimum quarterly distribution on May 15, 2013 for the period after January 24, 2013, the closing date of our IPO, through March 31, 2013. If the distribution date does not fall on a business day, we will make the distribution on the business day immediately preceding the indicated distribution date.

There is no guarantee that we will distribute quarterly cash distributions to our unitholders. We do not have a legal or contractual obligation to pay quarterly distributions at our minimum quarterly distribution rate or at any other rate. Our cash distribution policy is subject to certain restrictions and may be changed at any time. The reasons for such uncertainties in our stated cash distribution policy include the following factors:

•

Our cash distribution policy will be subject to restrictions on distributions under the indenture governing our senior notes and our revolving credit facility, each of which contain financial tests and covenants that we must satisfy. These financial tests and covenants are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Should we be unable to satisfy these restrictions or if we are otherwise in default under the indenture governing the senior notes or under our revolving credit facility, we will be prohibited from making cash distributions to unitholders notwithstanding our stated cash distribution policy.

•

Our general partner will have the authority to establish cash reserves for the prudent conduct of our business, including for future cash distributions to our unitholders, and the establishment of or increase in those reserves could result in a reduction in cash distributions from levels we currently anticipate pursuant to our stated cash distribution policy. Our partnership agreement does not set a limit on the amount of cash reserves that our general partner may establish. Any decision to establish cash reserves made by our general partner in good faith will be binding on our unitholders.

•

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all direct and indirect expenses they incur on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce our ability to pay distributions to our unitholders.

•

Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay under our cash distribution policy and the decision to make any distribution is determined by our general partner.

•	Under Section 17-607 of the Delaware Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets.

•

We may lack sufficient cash to pay distributions to our unitholders due to cash flow shortfalls attributable to a number of operational, commercial or other factors as well as increases in our operating or general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements and anticipated cash needs.

•

If we make distributions out of capital surplus, as opposed to operating surplus, any such distributions would constitute a return of capital and would result in a reduction in the minimum quarterly distribution and the target distribution levels. However, we do not anticipate that we will make any distributions from capital surplus.

•

Our ability to make distributions to our unitholders depends on the performance of our subsidiaries and their ability to distribute cash to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state limited liability company laws and other laws and regulations.

Our partnership agreement generally provides that we will make our distribution, if any, each quarter in the following manner:

•

first, 98.0 percent to the holders of common units and 2.0 percent to our general partner, until each common unit has received the minimum quarterly distribution of $0.4125 plus any arrearages from prior quarters;

•	second, 98.0 percent to the holders of subordinated units and 2.0 percent to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.4125; and

•	third, 98.0 percent to all unitholders, pro rata, and 2.0 percent to our general partner, until each unit has received a distribution of $0.4744.

If cash distributions to our unitholders exceed $0.4744 per unit in any quarter, our Unitholders and our general partner will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution Per Unit Target Amount		Marginal Percentage Interest in Distributions
			Unitholders	General Partner
Minimum Quarterly Distribution	$0.412500		98.0%	2.0%
First Target Distribution	above $0.412500	up to $0.474375	98.0%	2.0%
Second Target Distribution	above $0.474375	up to $0.515625	85.0%	15.0%
Third Target Distribution	above $0.515625	up to $0.618750	75.0%	25.0%
Thereafter	above $0.68175		50.0%	50.0%

The percentage interests shown of our general partner include its 2.0 percent general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2.0 percent general partner interest, that our general partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

Our general partner, as the initial holder of our incentive distribution rights, has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0 percent) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distributions at the time of the exercise of the reset election. If our general partner transfers all or a portion of our incentive distribution rights in the future, then the holder or holders of a majority of our incentive distribution rights will be entitled to exercise this right. The following assumes that our general partner holds all of the incentive distribution rights at the time that a reset election is made. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution as the current target distribution levels. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and to maintain its general partner interest. The number of common units to be issued to our general partner will equal the number of common units that would have entitled the holder to an average aggregate quarterly cash distribution in the two prior quarters equal to the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters.

Our partnership agreement provides that, during the subordination period (which we describe below), the common units will have the right to receive distributions from operating surplus each quarter in an amount equal to $0.4125 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions from operating surplus may be made on the subordinated units. The subordination period will end on the first business day after we have earned and paid at least (1) $1.65 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2.0 percent interest for each of three consecutive, non-overlapping four quarter periods ending on or after December 31, 2015 or (2) $2.48 (150.0 percent of the annualized minimum quarterly distribution) on each outstanding common unit and subordinated unit and the corresponding distributions on our general partner’s 2.0 percent interest and the related distribution on the incentive distribution rights for a four-quarter period ending on or after December 31, 2013, in each case provided there are no arrearages on our common units at that time. The subordination period also will end upon the removal of our general partner other than for cause if no subordinated units or common units held by the holder(s) of subordinated units or their affiliates are voted in favor of that removal. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with our IPO, the Board of Directors of our general partner adopted the Long-Term Incentive Plan, or LTIP, for our employees, consultants and directors and those of our affiliates who perform services for us. The purpose of the LTIP is to provide a means to attract and retain individuals who will provide services to us by granting awards, the value of which are dependent on the performance of our common units. The LTIP provides for grants of (1) restricted units, (2) unit appreciation rights, (3) unit options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights. The LTIP limits the number of common units that may be issued pursuant to awards to 1,600,000 common units. Units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The plan is administered by the Board of Directors of our general partner or an alternative committee appointed by the Board of Directors of our general partner, which we refer to together as the “committee.”

The committee will, as a general matter, have the power to determine to whom and when awards will be granted, determine the amount of awards (measured in cash or in shares of our common units), proscribe and interpret the terms and provisions of each award agreement (the terms of which may vary), accelerate the vesting provisions associated with an award, delegate duties under the LTIP and execute all other responsibilities permitted or required under the LTIP.

The LTIP was adopted and approved by the Board of Directors of our general partner prior to our IPO, effective as of January 23, 2013, the date immediately preceding the closing of our IPO. The plan expires on the earliest to occur of (i) the date that all units available under the plan have been delivered to participants (ii) termination by the Board of Directors of our general partner and (iii) the tenth anniversary of the effective date. Approval of the LTIP by our limited partners was not required.

As of February 15, 2013, no awards of any kind had been granted under the plan.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On January 23, 2013, in anticipation of the closing of our IPO, we entered into a Contribution Agreement, which we refer to as the Contribution Agreement, with Sun Coal & Coke and our general partner. Pursuant to the Contribution Agreement, upon the closing of the IPO on January 24, 2013, Sun Coal & Coke contributed to us an interest in each of Haverhill and Middletown which resulted in our owning a 65 percent interest in each of Haverhill and Middletown, and in exchange (1) our general partner continued to hold a 2.0 percent general partner interest in us, (2) we issued to our general partner incentive distribution rights in us and (3) we issued to Sun Coal & Coke 2,209,697 (as the underwriters’ option to purchase additional common units was not exercised) common units and 15,709,697 subordinated units, (4) we assumed and repaid $225.0 million of term loan debt of our sponsor and (5) we retained 100 percent of (A) an aggregate of $67.0 million for environmental capital expenditures of Haverhill and Middletown, (B) an aggregate of approximately $12.4 million for sale discounts related to tax credits owed to customers of Haverhill, and (C) $39.6 million to replenish our working capital. Each of the issuances described in this paragraph was exempt from registration under Section 4(2) of the Securities Act of 1933. Each of the subordinated units will convert into a common unit as described above in “Cash Distribution Policy.”

On January 24, 2013, we completed our IPO in which we sold 13,500,000 common units, representing a 42.1 percent partnership interest in us, to the public at an initial public offering price of $19.00 per common unit pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-183162), that was declared effective by the SEC on January 17, 2013. Our IPO did not terminate prior to the sale of all securities registered. Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC acted as joint book-running managers for the offering. Evercore Group L.L.C., Goldman, Sachs & Co., RBC Capital Markets, LLC and UBS Securities acted as co-managers for the IPO. Gross proceeds from the offering were approximately $256.5 million, and net proceeds were approximately $233.1 million after deducting underwriting discounts and offering expenses of $23.4 million.

Concurrently with the closing of the IPO, we and SunCoke Energy Partners Finance Corp., a Delaware corporation and a wholly owned subsidiary of ours, as co-issuers, issued $150.0 million aggregate principal amount of 7.375 percent Senior Notes due 2020 in a private placement to eligible purchasers. The senior notes are the senior unsecured obligations of the co-issuers and are guaranteed on a senior unsecured basis by each our existing and certain future subsidiaries other than SunCoke Energy Partners Finance Corp. The issuance of the senior notes was exempt from registration under Section 4(2) of the Securities Act of 1933. The senior notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act of 1933. We received net proceeds of approximately $146.4 million, after deducting underwriting discounts and offering expenses, from the offering senior notes. J.P. Morgan Securities LLC acted as representative of the several initial purchasers for the private placement of senior notes. J.P. Morgan Securities LLC, Barclays Capital Inc. and RBC Capital Markets, LLC acted as bookrunning managers for the private placement of senior notes. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, RBS Securities Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC acted as co-managers for the private placement of senior notes.

We used a portion of the aggregate net proceeds from our IPO and the concurrent issuance and sale of senior notes to make a distribution of approximately $33.1 million to our sponsor to, in effect, reimburse our sponsor for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets, an interest in which our sponsor contributed to us in connection with the IPO pursuant to the Contribution Agreement described above. We also used net proceeds of approximately $225.0 million to repay term loan debt assumed from our sponsor and approximately $2.4 million to pay expenses related our revolving credit facility, which we entered into on the IPO closing dated, as described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” In addition, as partial consideration for the interest in the assets conveyed to us by Sun Coal & Coke pursuant to the Contribution Agreement, we retained $119.0 million of net proceeds and paid from such proceeds 100 percent of the following requirements of its operating subsidiaries: (a) $67.0 million for identified environmental capital expenditures, (b) approximately $12.4 million to pay sales discounts related to tax credits owed to customers and (c) $39.6 million to replenish our working capital. Affiliates of certain of the underwriters and initial purchasers are lenders under our sponsor’s term loan and, accordingly, received a portion of the proceeds from the IPO in the form of repayment of the debt assumed by us.

Item 6.	Selected Financial Data

The following table presents summary combined operating results and other information of SunCoke Energy Partnership Predecessor and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Combined Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. We qualify as an emerging growth company under Section 109 of the JOBS Act and only present periods beginning with the earliest period shown in our initial registration statement.

Our Combined Financial Statements include amounts allocated from our sponsor for general corporate overhead costs attributable to our operations. The general corporate overhead expenses incurred by our sponsor include costs from certain corporate and shared services functions provided by our sponsor. The amounts reflected include (i) charges that were incurred by our sponsor that were specifically identified as being attributable to us and (ii) an allocation of all of our sponsor’s remaining general corporate overhead costs based on the proportional level of effort attributable to the operation of our facilities. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. All corporate costs that were specifically identifiable to a particular operating facility of our sponsor have been allocated to that facility, including our operating facilities. Where specific identification of charges to a particular operating facility was not practicable, a reasonable method of allocation was applied to all remaining general corporate overhead costs. The allocation methodology for all remaining corporate overhead costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of our sponsor’s operating facilities, including our operating facilities.

The Combined Financial Statements do not necessarily reflect what our financial position and results of operations would have been if we had operated as an independent, publicly-traded partnership during the periods shown. In addition, the Combined Financial Statements are not necessarily indicative of our future results of operations or financial condition. The Combined Financial Statements do not give effect to the estimated $2.5 million in incremental annual general and administrative expenses we expect to incur as a result of being a separate publicly-traded partnership. Additionally, if the omnibus agreement had been in effect during the year ended December 31, 2012, corporate overhead allocated to us would have been lower by approximately $5.6 million.

	Years Ended December 31,
	2012	2011	2010	2009
	(Dollars in millions)
Operating Results:
Total revenues	$740.2	$449.8	$360.7	$308.7
Operating income	$91.5	$38.3	$22.9	$(30.9)
Net income	$56.8	$30.8	$24.0	$(6.5)
Cash Flow Data:
Net cash provided by operating activities	$95.8	$23.5	$77.7	$(34.9)
Net cash used in investing activities	$(17.5)	$(175.7)	$(180.9)	$(46.9)
Net cash (used in) provided by financing activities	$(78.3)	$152.2	$103.2	$81.8
Balance Sheet Data (at period end):
Properties, plants and equipment, net	$768.7	$783.8	$626.2	$460.7
Total assets	$885.5	$928.7	$728.4	$567.2
Total liabilities	$283.8	$305.5	$63.2	$29.2
Total parent net equity/partners’ capital attributable to SunCoke Energy Partners, L.P.	$601.7	$623.2	$665.2	$538.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the historical financial condition and results of operations in conjunction with our historical Combined Financial Statements and accompanying notes. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

This Annual Report on Form 10-K contains certain forward-looking statements of expected future developments. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors.”

The following discussion assumes that our business was operated as a separate entity prior to its inception. The entities that own our cokemaking facilities have been acquired as a reorganization of entities under common control and have therefore been recorded at historical cost. The historical Combined Financial Statements, whose results are discussed below, have been carved out of the consolidated financial statements of our sponsor, which operated the Haverhill and Middletown cokemaking facilities during the periods presented. Our sponsor’s cokemaking facilities and other assets, liabilities, revenues and expenses that do not relate to the cokemaking facilities acquired or to be acquired by us are not included in our financial statements. Our financial position, results of operations and cash flows reflected in our combined consolidated carve-out financial statements include all expenses allocable to our business, but may not be indicative of those that would have been achieved had we operated as a separate public entity for all periods presented or of future results. The following financial information has been derived from the historical Combined Financial Statements and accounting records of SunCoke Energy Partners Predecessor and reflects significant assumptions and allocations.

Overview

We have been recently formed as a Delaware limited partnership and acquired, on January 24, 2013, at the closing of our initial public offering, which we refer to as our IPO, an interest in each of two entities that own our sponsor’s Haverhill and Middletown cokemaking facilities and related assets, which resulted in us owning a 65 percent interest in each of these entities. The Haverhill and Middletown facilities have a combined 300 cokemaking ovens with an aggregate capacity of approximately 1.7 million tons per year and an average age of four years. We currently operate at full capacity and sold an aggregate of approximately 1.8 million tons of coke in 2012 to two primary customers: AK Steel and ArcelorMittal. These coke sales agreements have an average remaining term of approximately 13 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation.

Our sponsor is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 50 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which seeks to repurpose the coal’s liberated volatile components for other uses.

Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts toward steelmaking customers who require coke for their blast furnaces.

The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements:

Facility	Location	Coke Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Haverhill 1	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Haverhill 2	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation

Total					300	1,650

(1)	Cokemaking capacity represents stated capacity for the production of blast furnace coke. The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is approximately 578,000 tons per year.

Our coke sales are made pursuant to long-term contracts with an average remaining term of approximately 13 years and contain highly similar contract provisions. Specifically, each agreement includes:

•

Take-or-Pay Provisions. Substantially all of our current coke sales are under take-or-pay contracts that require us to produce the contracted volumes of coke and require the customer to purchase such volumes of coke up to a specified tonnage maximum or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume and performance by our customers are key determinants of our profitability. We do not have any significant spot coke sales; accordingly, spot prices for coke do not generally affect our revenues.

•

Coal Cost Component with Pass-Through Provisions. The largest cost component of our coke is the cost of purchased coal, including any transportation or handling costs. Under the contracts at our cokemaking facilities in the Other Domestic Coke segment, coal costs are a pass-through component of the coke price, provided that we realize certain targeted coal-to-coke yields. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices decline, the benefits associated with favorable coal-to-coke yields also decline.

At Haverhill, we have achieved our coal-to-coke yields for all periods presented. At Middletown, our actual coal-to-coke yields were lower than the contractual standard in 2011 due to the start-up of operations, which lowered operating income by $1.0 million. Coal-to-coke yields at Middletown were near break-even in 2012 due to improved performance in the second half of the year.

•

Operating Cost Component with Pass-Through or Inflation Adjustment Provisions. Our coke prices include an operating cost component. At the first phase of our Haverhill facility, or Haverhill 1, under our coke sales agreement with ArcelorMittal, the operating cost component for our coke sales is fixed subject to an annual adjustment based on an inflation index. At the second phase of our Haverhill facility, or Haverhill 2, operating costs under our coke sales agreement with AK Steel are passed through to the customer subject to an annually negotiated budget. We share any difference in costs from the budgeted amounts with our customer. For 2012, Middletown had a contractually-based fixed operating cost fee, which did not reflect a full recovery of costs. The recovery rate in 2013 has been adjusted and based on budgeted costs, which we believe is more reflective of a full cost recovery. Accordingly, actual operating costs can have a significant impact on the profitability of our cokemaking facilities.

•

Fixed Fee Component. Our coke prices also include a per ton fixed fee component for each ton of coke sold to the customer in order to provide a return on capital, which was determined at the inception of the coke sales agreement and is effective for the term of each sales agreement.

•

Tax Component. Our coke sales agreements also contain provisions that generally permit the pass-through of all applicable taxes (other than income taxes) related to the production of coke at our facilities.

•

Coke Transportation Cost Component. Where we deliver coke to our customers via rail, our coke sales agreements also contain provisions that permit the pass-through of all applicable transportation costs related to the transportation of coke to our customers.

•

Use of Waste Heat. Haverhill 1 includes steam generation facilities which use hot flue gas from the cokemaking process to produce steam. The steam is sold to a third-party pursuant to a steam supply and purchase agreement. Our Middletown facility and Haverhill 2 include cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity. The electricity is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.

Items Impacting Comparability

•

Ownership of the Haverhill and Middletown Facilities. We do not own all of the interests in the entities that own the Haverhill and Middletown facilities. As a result, our cash flow will not include distributions on our sponsor’s interest in these entities. On January 24, 2013, we completed our IPO and own a 65 percent interest in each of two entities that own the Haverhill and Middletown facilities, and our sponsor owns (i) a 35 percent interest in each of these two entities, (ii) a 55.9 percent partnership interest in us, and (iii) a 100 percent interest in our general partner which owns our incentive distribution rights and a 2 percent ownership interest in us. Through its ownership of our general partner, our sponsor controls the operations of the two entities that own the Haverhill and Middletown facilities. The cash distribution policies of each of these two entities are to distribute all of their cash available for distribution each quarter on a pro rata basis, 35 percent to our sponsor and 65 percent to us. In determining the amounts available for distribution to our unitholders, our Board of Directors will have the authority to consider the amount of cash reserves to be set aside, including reserves for future ongoing, environmental and replacement capital expenditures, working capital and other matters.

•

Resolution of Contract Disputes with ArcelorMittal. In January 2011, our sponsor participated in court ordered mediation with ArcelorMittal related to a commercial agreement at one of our sponsor’s cokemaking facilities other than Haverhill or Middletown. As a result of that mediation, among other things, the parties agreed to amend the Haverhill coke sales agreement effective January 1, 2011 to increase the operating cost and fixed fee components of the coke price under the agreement. The parties also agreed that the take-or-pay provisions of the coke sales agreement would remain in effect through December 2020. Prior to the settlement, these take-or-pay provisions were scheduled to change in the second half of 2012 into annually adjusted provisions that would have only required ArcelorMittal to purchase coke from us for its projected requirements above certain fixed thresholds. If the amendments to the coke supply agreement had been in place during 2010, the pretax earnings of Haverhill would have been increased by approximately $18 million.

•

Middletown Project Execution. We successfully executed the start-up of our Middletown, Ohio cokemaking facility in October 2011 and reached full production in the first quarter of 2012, ahead of schedule. Total costs of the project were approximately $410 million. For the year ended December 31, 2012, the Middletown cokemaking facility produced 602 thousand tons of coke and contributed $289.0 million and $245.7 million to revenues and total costs and operating expenses, respectively. For the year ended December 31, 2011, the Middletown cokemaking facility produced 68 thousand tons of coke and contributed $28.7 million and $36.7 million to revenues and total costs and operating expenses, respectively. Unreimbursed costs, start-up costs and lower than expected coal-to-coke yields of $10.0 million, of which $4.0 million related to start-up activities in the first quarter of 2012, are included in the results of operations for the year ended December 31, 2012. Beginning in 2013, we expect an increase in the recovery of operating costs at Middletown as the operating fee transitions from a fixed amount per ton to a budgeted amount per ton based on the full recovery of expected operating maintenance costs.

•

Corporate Support Services. Historically, our operating expenses have included allocations of certain general and administrative costs from our sponsor for services provided to us by our sponsor. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. We completed our IPO on January 24, 2013 and will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf in accordance with our partnership agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed, and the amount of such charges could vary from historical amounts. We anticipate we will incur additional selling, general and administrative expenses of approximately $2.5 million per year as a result of being a publicly-traded partnership, such as expenses associated with annual and quarterly reporting, tax return preparation, Schedule K-1 preparation and distribution expenses, Sarbanes-Oxley compliance expenses, expenses associated with listing on the NYSE, independent auditor fees, legal fees, investor relations expenses, registrar and transfer agent fees, director and officer insurance expenses and director compensation expenses. Additionally, indirect corporate overhead attributable to our operations will be allocated pursuant to the omnibus agreement. We estimate that such allocation will result in a reduction of allocated corporate overhead costs. We estimate that if the omnibus agreement had been in effect during the year ended December 31, 2012, the corporate overhead allocated to us would have been lower by approximately $5.6 million.

•

Income Taxes. The historical Combined Financial Statements of our predecessor include U.S. federal income tax expenses calculated on a theoretical separate-return basis. Following our IPO, we will not pay federal income taxes on the operating income generated by our cokemaking subsidiaries. Because the income earned by our process steam and power generation subsidiaries may not be qualifying income for U.S. federal income tax purposes, if the income generated by these subsidiaries increases as a percentage of our total gross income, such that we are at risk of exceeding the amount of nonqualifying income we can earn and still be classified as a partnership for federal tax purposes (the limitation is 10 percent of our gross income each year), we may file an election to have one or both of these subsidiaries treated as a corporation for U.S. federal income tax purposes which would result in the subsidiaries becoming taxable entities. Should we be required to pay federal income tax on our process steam and power generation subsidiaries, approximately 94 percent of our revenues for each of the years ended December 31, 2012 and 2011 are attributable to our cokemaking operations and approximately 6 percent of our revenues for each of the years ended December 31, 2012 and 2011 are attributable to our process steam and power generation subsidiaries.

•

Financing Arrangements. Historically, our primary source of liquidity has been cash from operations and contributions from our sponsor. Effective July 26, 2011, our sponsor allocated $225.0 million of debt and related debt issuance costs to us. In connection with this allocation, interest expense has also been allocated to us. Prior to July 26, 2011, our sponsor did not have any external debt, and no debt or interest expense was allocated to us. For the years ended December 31, 2012 and 2011, the Combined Statements of Operations included an allocation of interest expense of $10.3 million and $4.7 million, respectively. There was no interest expense allocated for the year ended December 31, 2010. The amount of consolidated debt attributed to the Combined Financial Statements may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded partnership for the periods presented. In connection with the closing of our IPO, we assumed and promptly repaid, with the net proceeds of our IPO and our concurrent senior notes offering, $225.0 million of our sponsor’s debt and entered into a $100.0 million revolving credit facility, which was undrawn at the closing of our IPO, and issued approximately $150.0 million aggregate principal amount of senior notes.

Results of Operations

We operate in one industry, deriving revenues from cokemaking facilities located in Ohio. Our facilities have similar long-term economic characteristics, products, production processes, types and classes of customers and methods used to distribute their products. Accordingly, we have one reportable segment. The following table sets forth amounts from the Combined Statements of Operations and other operating data for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Revenues
Sales and other operating revenue	$740.2	$449.8	$360.7

Costs and Operating Expenses
Cost of products sold and operating expenses	593.5	367.2	308.9
Selling, general and administrative expenses	22.0	25.7	11.7
Depreciation expense	33.2	18.6	17.2

Total costs and operating expenses	648.7	411.5	337.8

Operating income	91.5	38.3	22.9
Interest expense	10.3	4.7	—

Income before income tax expense	81.2	33.6	22.9
Income tax expense (benefit)	24.4	2.8	(1.1)

Net income	$56.8	$30.8	$24.0

Coke Operating Data:
Capacity utilization (%)(1)	107	102	100
Coke production volumes (thousands of tons)(2)	1,766	1,192	1,103
Coke sales volumes (thousands of tons)(3)	1,758	1,203	1,130

(1)	Periods prior to 2012 exclude capacity utilization for Middletown, which commenced operations in October 2011.
(2)	Includes Middletown production volumes of 602 thousand tons and 68 thousand tons for the years ended December 31, 2012 and 2011, respectively.
(3)	Includes Middletown sales volumes of 597 thousand tons and 68 thousand tons for the years ended December 31, 2012 and 2011, respectively.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Revenues. Our total revenues, net of sales discounts, increased $290.4 million, or 64.6 percent, to $740.2 million for the year ended December 31, 2012 compared to $449.8 million for the corresponding period of 2011. Total revenues include energy revenues of $41.4 million and $27.8 million for the year ended December 31, 2012 and 2011, respectively. The increase in total revenues was primarily due to the start-up of operations at our Middletown facility, which contributed $260.3 million to the increase. The Haverhill facility contributed the remaining $30.1 million of the increase. Increased volumes at Haverhill of approximately 27 thousand tons, or 2.4 percent, contributed $8.8 million to the increase in revenues, while the pass-through of higher coal costs contributed an additional $14.9 million. Additionally, $11.7 million of the increase was primarily attributable to the pass-through of higher transportation costs offset by decreased energy revenues of $5.4 million primarily due to decreased pricing.

Costs and Operating Expenses. Total operating expenses increased $237.2 million, or 57.6 percent, to $648.7 million for the year ended December 31, 2012 compared to $411.5 million for the corresponding period of 2011. The increase was primarily attributable to the start-up of operations at our Middletown facility, which contributed $212.3 million to the increase. Higher coal and transportation costs at our Haverhill facility contributed an additional $25.4 million to the increase. Selling, general and administrative expenses at Haverhill increased $0.7 million while depreciation expense increased $2.2 million. The increase in depreciation expense is primarily due to accelerated depreciation on certain assets due to a change in their estimated useful lives. These increases were partially offset by cost decreases of $3.4 million, primarily related to a favorable comparison to the prior year period which included costs associated with the relocation of our sponsor’s corporate headquarters.

Interest Expense. Interest expense was $10.3 million for the year ended December 31, 2012 compared to $4.7 million for the corresponding period of 2011. Comparability between periods is impacted by the financing activities discussed above.

Income Taxes. Income tax expense increased $21.6 million to $24.4 million for the year ended December 31, 2012 compared to $2.8 million for the corresponding period of 2011. Our effective tax rate was 30.0 percent and 8.3 percent in 2012 and 2011, respectively. Our effective tax rate, excluding tax credits, was 37.4 percent for the year ended December 31, 2012 compared to 35.5 percent for the corresponding period of 2011. Our effective tax rate, excluding the items referenced above, increased as a result of return-to-provision adjustments recorded during the year. Nonconventional fuel tax credits decreased $4.3 million to $4.8 million for the year ended December 31, 2012 from $9.1 million in the same period of 2011 due to the expiration of the nonconventional fuel tax credits at our Haverhill 2 facility on June 30, 2012.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Revenues. Our total revenues, net of sales discounts, increased $89.1 million, or 25 percent, to $449.8 million for the year ended December 31, 2011 compared to $360.7 million for the corresponding period of 2010. Total revenues include energy revenues of $27.8 million and $27.3 million for 2011 and 2010, respectively. The start-up of Middletown operations in the fourth quarter of 2011 contributed $28.6 million to the increase in sales.

Excluding Middletown, the increase in total revenues was mainly attributable to higher pricing driven by the pass-through of higher coal costs, which contributed to $32.5 million of the increase. Higher fixed fee revenue and fees for the reimbursement of operating costs contributed $31.1 million to total revenue. This increase from 2011 is directly related to the amendment of the coke sales agreement with ArcelorMittal on January 1, 2011 to increase the operating cost and fixed fee components of the coke price. Coke sales volumes also increased approximately 5,000 tons, or 1 percent, in 2011 compared to 2010, which contributed $1.4 million to the increase. Haverhill capacity utilization in 2011 and 2010 was 102 and 100 percent, respectively. These increases were partially offset by reductions to total revenues of approximately $5.0 million primarily related to lower transportation costs.

Costs and Operating Expenses. Total costs and operating expenses increased $73.7 million, or 22 percent, to $411.5 million for the year ended December 31, 2011 compared to $337.8 million for the corresponding period of 2010. The start-up of Middletown operations in the fourth quarter of 2011 contributed $30.3 million to the increase. Operations at Haverhill contributed to the remainder of the increase which was driven primarily by higher purchased coal costs of $38.1 million. Coke sales volumes at Haverhill also increased approximately 5,000 tons, which contributed an additional $1.7 million to the increase. Other costs at Haverhill increased $3.6 million in 2011, primarily due to higher corporate expenses allocated from our sponsor, which increased due to higher headcount and costs associated with our sponsor becoming a public company.

Interest Expense. Interest expense was $4.7 million for the year ended December 31, 2011 compared to zero for the corresponding period of 2010. Comparability between periods is impacted by the financing activities discussed above.

Income Taxes. Income tax expense (benefit) increased $3.9 million to expense of $2.8 million for the year ended December 31, 2011 compared to a benefit of $1.1 million for the corresponding period of 2010. Our effective tax rate was 8.3 percent and (4.8) percent in 2011 and 2010, respectively. Our effective tax rate, excluding nonconventional fuel tax credits, was 35.5 percent for the year ended December 31, 2011 compared to 35.0 percent for the corresponding period of 2010. The increase in our effective tax rate was largely due to nondeductible items related to fines and penalties. Nonconventional fuel tax credits were $9.1 million for the year ended December 31, 2011 and remained unchanged from $9.1 million in the same period of 2010.

Liquidity and Capital Resources

Our operations have historically been funded from our operations and funding from our sponsor. Our cash receipts were historically deposited in our sponsor’s bank accounts and cash disbursements were made from those accounts. Consequently, our historical financial statements have reflected no cash balances. Cash transactions processed on our behalf by our sponsor were reflected in parent net equity as intercompany advances between us and our sponsor. We completed our IPO on January 24, 2013 and now maintain our own bank accounts.

Our sources of liquidity include the retention of approximately $119.0 million of the proceeds from our IPO, our concurrent offering of senior notes, cash generated from operations, borrowings under our new revolving credit facility and, from time to time, debt and equity offerings. We operate in a capital-intensive industry, and our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves and pay distributions. We believe our current resources, including the potential borrowings under our new revolving credit facility discussed below, are sufficient to meet our working capital requirements for our current business for the foreseeable future. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund acquisitions and other expansion capital expenditures.

Concurrent with the closing of our IPO, we entered into a new $100.0 million revolving credit facility, which was undrawn at the closing of our IPO. Please read “New Revolving Credit Facility.” We also issued approximately $150.0 million aggregate principal amount of senior notes. Please read “Senior Notes.”

Because we intend to distribute substantially all of our cash available for distribution, our growth may not be as fast as the growth of businesses that reinvest their available cash to expand ongoing operations. Moreover, our future growth may be slower than our historical growth. We expect that we will, in large part, rely upon external financing sources, including bank borrowings and issuances of debt and equity securities, to fund acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. The incurrence of additional debt by us would result in increased interest expense, which in turn may also affect the amount of cash that we have available to distribute to our unitholders.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Net cash provided by operating activities	$95.8	$23.5	$77.7
Net cash used in investing activities	(17.5)	(175.7)	(180.9)
Net cash (used in) provided by financing activities	(78.3)	152.2	103.2

Net increase in cash and cash equivalents	$—	$—	$—

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $72.3 million to $95.8 million for the year ended December 31, 2012 as compared to the corresponding period in 2011. The increase was primarily attributable to the contribution of the Middletown operations in 2012.

Net cash provided by operating activities decreased by $54.2 million to $23.5 million for the year ended December 31, 2011 as compared to the corresponding period in 2010. The decrease was primarily attributable to increases in working capital in 2011 largely due to increased coal inventory levels related to the start-up of the Middletown facility in 2011.

Cash Used in Investing Activities

Cash used in investing activities decreased by $158.2 million to $17.5 million for the year ended December 31, 2012 as compared to the corresponding period in 2011. The decrease was primarily attributable to an absence of capital expenditures associated with the construction of the Middletown facility in 2011. The current year includes $4.5 million of environmental remediation capital expenditures.

Cash used in investing activities decreased by $5.2 million to $175.7 million for the year ended December 31, 2011 as compared to the corresponding period in 2010. The decrease was primarily attributable to lower ongoing capital expenditures at our Haverhill facility. Expansion capital expenditures at our Middletown facility were comparable in 2011 and 2010.

Cash (Used in) Provided by Financing Activities

Our operations have historically been funded with cash from our operations and funding from our sponsor. As a result, none of our sponsor’s cash has been assigned to us in the Combined Financial Statements and the changes in cash flow from operating and investing activities are currently the only impacts on our cash flow from financing activities. Transfers of cash to and from SunCoke’s financing and cash management program are reflected as a component of parent net equity on the Combined Balance Sheets and directly impact our cash flow from financing activities. Following our IPO, we maintain our own bank accounts.

Net cash (used in) provided by financing activities changed by $230.5 million to $78.3 million used in financing activities for the year ended December 31, 2012 from $152.2 million provided by financing activities for the same prior year period. The change is due to a decreased contribution from our sponsor in 2012.

Net cash provided by financing activities increased by $49.0 million for the year ended December 31, 2011 as compared to the corresponding period in 2010 as a result of higher capital expenditures, partially offset by higher operating cash flow.

New Revolving Credit Facility

In connection with the closing of our IPO, we entered into a new revolving credit agreement having the principal terms described below.

The credit agreement consists of a revolving loan facility of $100.0 million to be used for loans and letters of credit to fund capital expenditures, acquisitions, working capital needs, the making of distributions and for other general corporate purposes. Letters of credit outstanding under the revolving loan facility cannot exceed $50.0 million at any one time. Swing line loans outstanding under the revolving loan facility cannot exceed $15.0 million at any one time. Subject to certain conditions (including the consent of lenders providing such increased commitments), the revolving loan facility may be increased by up to $50.0 million.

We, along with all of our asset-holding subsidiaries, are borrowers under our revolving credit agreement with joint and several liability for all outstanding borrowings under the revolving credit agreement. Each of our subsidiaries, if not a borrower, is a guarantor of all obligations under our revolving credit agreement. All obligations under our revolving credit agreement also are secured by substantially all of our assets and substantially all of the assets of our subsidiaries, subject to certain exceptions described in the loan documentation.

Indebtedness under our revolving credit agreement bears interest, at our option, at a rate per annum equal to either the adjusted Eurodollar Rate (which means the LIBOR Rate as appearing on the Reuters Screen LIBOR01 Page, adjusted for eurocurrency reserve requirements) for interest periods of one, two, three or six months plus a specified margin or the Alternate Base Rate plus a specified margin. The Alternate Base Rate is the greatest of (a) the prime rate of interest announced from time to time by the agent bank as its “Base Rate,” (b) 0.50 percent per annum above the Federal Funds Effective Rate as in effect from time to time and (c) the adjusted Eurodollar Rate for an interest period of one month as in effect from time to time plus 1.00 percent per annum.

The specified margin for all loans and letters of credit under the revolving loan facility ranges from 1.00 to 1.50 percent for loans bearing interest at the Alternate Base Rate and ranges from 2.00 to 2.50 percent for loans bearing interest at the adjusted Eurodollar Rate. The specified margin is calculated based upon our consolidated total leverage ratio from time to time. In addition, we will incur a commitment fee based on the unused portion of the revolving loan facility at a rate of 0.40 percent per annum; provided, for purposes of calculating the commitment fee only, that swing line loans shall not be considered a utilization of the revolving loan facility.

Our revolving credit agreement matures in January 2018 on the fifth anniversary of the completion of our IPO, at which point all amounts outstanding under the revolving loan facility become due. Mandatory prepayments are also required for certain sales of our assets or the incurrence of additional indebtedness. The revolving commitment shall be reduced on a dollar-for-dollar basis in connection with mandatory prepayments from proceeds of the incurrence of additional indebtedness.

Our revolving credit agreement prohibits us from making distributions to unitholders if an insolvency default or any event of default, as defined in our revolving credit agreement, exists or would result from the distribution. In addition, our revolving credit agreement contains various covenants that limit, among other things, our ability to:

•	Grant liens;

•	Make certain loans or investments;

•	Incur additional indebtedness or guarantee other indebtedness;

•	Sell our assets;

•	Make certain fundamental changes; or

•	Make payments, dividends or other distributions.

Our revolving credit agreement also contains financial covenants requiring us to maintain:

•

A maximum consolidated total debt to EBITDA ratio for any four consecutive fiscal quarter period of (i) commencing with the fiscal quarter ending March 31, 2013 until December 31, 2014, 4.0 to 1.0 and (ii) commencing with the fiscal quarter ending March 31, 2015 until the maturity date of the revolving credit agreement, 3.75 to 1.0 with respect to the aggregate amount of borrowings outstanding under the acquisition facility plus bonds and debentures and other funded indebtedness; provided, however, that this ratio will be subject to an 0.5 increase during the remainder of any fiscal quarter and the two complete fiscal quarters following certain acquisitions with a fair market value greater than $50.0 million; and

•

A minimum EBITDA to interest expense ratio of 2.5 to 1.0 for any four consecutive fiscal quarter period with respect to the aggregate cash interest expense of the borrowers under the acquisition facility and other funded indebtedness.

If an event of default exists under our revolving credit agreement, the lenders are able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following is considered an event of default:

•	Failure to pay, when due, any principal, interest, fees or other amounts after a specific cure period for interest, fees and other amounts;

•	Failure of any representation or warranty to be true and correct in any material respect;

•

Failure to perform or otherwise comply with the covenants in the credit agreement or in other loan documents to which we are a borrower without a waiver or amendment after a specific cure period applicable to certain affirmative covenants;

•	Any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $20.0 million;

•	A judgment default for monetary judgments exceeding $20.0 million;

•	Occurrence of certain ERISA events that would reasonably be expected to result in liability of more than $50.0 million;

•	A change of control (as defined below);

•	A bankruptcy or insolvency event involving us or any of our material subsidiaries; and

•

Failure of the lenders for any reason to have a first perfected security interest in any material collateral pledged by any borrower or any lien on any material collateral becomes unenforceable or invalid.

A change of control is the occurrence of any of the following events: (i) the direct or indirect sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of our and our subsidiaries’ properties or assets taken as a whole to any person, (ii) the consummation of any transaction (including, without limitation, any merger or consolidation), the result of which is that any person other than SunCoke Energy, Inc., becomes the beneficial owner, directly or indirectly, of more than 50 percent of the voting interest of our general partner, measured by voting power rather than number of member interests, units or the like, (iii) our failure to own, free of all liens (other than liens created under the loan documents), directly or indirectly, 65 percent of the equity interests of Haverhill Coke Company LLC and Middletown Coke Company, LLC, (iv) the first day on which a majority of the members of the Board of Directors of our general partner are not the directors as of the closing date or directors supported by a majority of those directors, (v) the removal of our general partner by the limited partners in accordance with our partnership agreement or (vi) a “change of control” as defined in any documentation for any indebtedness greater than $20.0 million.

Senior Notes

We have $150 million aggregate principal amount of our 7.375% Senior Notes due 2020, or our Senior Notes, outstanding. The indenture governing the notes contains covenants, including, among other things, covenants that restrict our ability to make distributions, investments or other restricted payments if our fixed charge coverage ratio is less than 1.75 to 1.0, incur additional indebtedness if our fixed charge coverage ratio would be less than 2.0 to 1.0, create liens, sell assets, consolidate or merge with any other person or engage in transactions with affiliates. These covenants are subject to a number of important qualifications, limitations and exceptions. In addition, the indenture contains other customary terms, including certain events of default upon the occurrence of which, the notes may be declared immediately due and payable.

Starting on February 1, 2016, we will be able to redeem some or all of the notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption. Prior to February 1, 2016, we will be able, at our option, to redeem up to 35 percent of the aggregate principal amount of the notes at a price of 107.375 percent of the principal thereof, plus accrued and unpaid interest to the date of redemption, in an amount not greater than the net proceeds of a public or private equity offering. In addition, at our option, prior to February 1, 2016, we may redeem some or all of the notes at a redemption price equal to 100 percent of the principal amount of the notes, plus a “make whole” premium, plus accrued and unpaid interest to the date of redemption. If a change of control occurs, each holder of the senior notes may require us to purchase all or a portion of its notes for cash at a price equal to 101 percent of the aggregate principal amount of such notes, plus any accrued and unpaid interest to the date of purchase. Certain asset dispositions will be triggering events that may require us to use the proceeds from those asset dispositions to make an offer to purchase the notes at 100 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. Interest on the notes is payable in cash semi-annually in arrears, commencing on August 1, 2013, through maturity.

Capital Requirements and Expenditures

Our cokemaking operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted, and are expected to consist, primarily of:

•	ongoing capital expenditures required to maintain equipment reliability, ensure the integrity and safety of our coke ovens and steam generators and comply with environmental regulations;

•	environmental remediation capital expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits; and

•

expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to enable the renewal of a coke sales agreement and on which we expect to earn a reasonable return.

The following table summarizes ongoing, environmental remediation and expansion capital expenditures for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Ongoing capital	$13.0	$6.3	$12.9
Environmental remediation capital	4.5	—	—
Expansion capital
Middletown	—	169.4	169.7

Total	$17.5	$175.7	$182.6

Our capital expenditures for 2013 are expected to be approximately $29 million, of which ongoing capital expenditures are anticipated to be approximately $14 million. Ongoing capital expenditures are capital expenditures made to maintain the existing operating capacity of our assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance, which are expensed as incurred, or significant replacement capital expenditures. We retained $67 million of proceeds from our IPO to pre-fund certain identified environmental capital expenditures. In 2012, we spent approximately $4.5 million in environmental remediation capital to comply with the expected terms of a consent decree negotiated with the EPA to resolve past NOVs with respect to our air permits and expect to spend approximately $15 million in 2013. Our sponsor will indemnify us for certain environmental remediation costs, as described in “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement.” Environmental remediation capital expenditures in 2011 and 2010 were immaterial.

Our business is capital intensive, requiring capital to fund the construction or acquisition of assets and to maintain such assets. The level of future capital expenditures will depend on various factors, including market conditions and customer requirements, and may differ from current or anticipated levels. Material changes in capital expenditures levels may impact financial results, including but not limited to the amount of depreciation, interest expense and repair and maintenance expense.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2012:

		Payment Due Dates
	Total	2013	2014-2015	2016-2017	Thereafter
	(Dollars in millions)
Total Debt:
Principal	$225.0	$—	$—	$—	$225.0
Interest	51.1	9.2	18.4	18.4	5.1
Operating leases(1)	6.2	1.6	3.0	1.6	—
Purchase obligations:
Coal	319.4	319.4	—	—	—
Transportation and coal handling(2)	254.2	19.1	42.8	45.4	146.9

Total(3)	$855.9	$349.3	$64.2	$65.4	$377.0

(1)	Our operating leases include leases for office space, land, locomotives, office equipment and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year.
(2)	Transportation and coal handling services consist primarily of railroad and terminal services attributable to delivery and handling of coke sales. Long-term commitments generally relate to locations for which limited transportation options exist and match the length of the related coke sales agreement.
(3)	Upon closing of our initial public offering, we assumed and promptly repaid, with the net proceeds of the offering and our concurrent senior notes offering, $225.0 million of debt under our sponsor’s term loan.

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our principal purchase obligations in the ordinary course of business consist of coal and transportation and coal handling services, including railroad services. Our coal purchase obligations are generally for terms of one or two years and are based on fixed prices. These purchase obligations generally include fixed or minimum volume requirements. Transportation and coal handling obligations also typically include required minimum volume commitments and are for long-term agreements. The purchase obligation amounts in the table above are based on the minimum quantities or services to be purchased at estimated prices to be paid based on current market conditions. Accordingly, the actual amounts may vary significantly from the estimates included in the table.

The table above excludes principal and interest payments attributable to advances from our sponsor. In connection with our IPO, we entered into debt financing transactions described under “Liquidity and Capital Resources—New Revolving Credit Facility” and “Liquidity and Capital Resources—Senior Notes” above. We also have excluded obligations with respect to our sponsor’s postretirement health care plans. For more details on these arrangements, see Note 8 to the Combined Financial Statements of SunCoke Energy Partners Predecessor.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Impact of Inflation

Although the impact of inflation has slowed in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace properties, plants, and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, we have generally passed along increased costs to our customers in the form of higher fees and we expect to continue this practice.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Combined Financial Statements of SunCoke Energy Partners Predecessor, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We and our predecessor base our respective estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which are not readily apparent from other sources. Actual results may differ from estimates and assumptions used in preparation of the Combined Financial Statements.

With the closing of our IPO, the historical Combined Financial Statements of SunCoke Energy Partners Predecessor became the Combined Financial Statements of SunCoke Energy Partners, L.P. Consequently, the critical accounting policies and estimates of our predecessor are the critical accounting policies and estimates of SunCoke Energy Partners, L.P. We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of financial statements. Please read Note 2 to the SunCoke Energy Partners Predecessor audited historical Combined Financial Statements for a discussion of additional accounting policies, estimates and judgments made by its management.

Properties, Plants and Equipment

The cost of plants and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives of assets which are depreciated on a straight-line basis are based on historical experience and are adjusted when changes in the expected physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively.

Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Repairs and maintenance costs were $33.5 million, $23.6 million and $17.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; changes in the expected physical life of an asset; technological developments resulting in obsolescence; changes in demand for our products or in end-use goods manufactured by others utilizing our products as raw materials; changes in our business plans or those of our major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of capital, operating or environmental remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are described under “Cautionary Statement Concerning Forward-Looking Statements.”

A long-lived asset that is not held for sale is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2012, 2011 and 2010.

Deferred Income Taxes

We and our sponsor were included in the consolidated federal and certain consolidated, combined and unitary state income tax returns filed by Sunoco prior to January 17, 2012 and our sponsor for subsequent periods. However, the provision for income taxes and deferred income tax amounts in the SunCoke Energy Partners Predecessor Combined Financial Statements have been determined on a theoretical separate-return basis. Accordingly, we recognize benefits in income and related deferred tax assets for tax credits and net operating loss carryforwards even when such benefits may have already been realized by Sunoco and our sponsor on their consolidated income tax returns. If necessary, we record a charge to income and a related valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized by us if we were a standalone company. Our Combined Balance Sheet as of December 31, 2012 and 2011 include deferred income tax assets attributable to tax credit and net operating loss carryforwards totaling $204.0 million and $187.6 million, respectively. We will not retain any of the federal income tax credits or net operating loss carryforwards that we have recorded as deferred income tax assets in connection with our IPO as these deferred tax assets were used to reduce Sunoco’s tax liability in prior tax returns and our sponsor’s tax liability beginning January 17, 2012. Because we calculate the tax provision on a theoretical, separate-company stand-alone basis, we regularly review the deferred tax asset accounts for a potential valuation allowance. We currently have determined that no valuation allowances are required because we believe that it is more likely than not that future taxable income on a theoretical separate-return basis would be sufficient to realize the benefits of the tax credit and net operating loss carryforwards.

Prior to June 2012, our sponsor received federal income tax credits for coke production from our Haverhill 1 and Haverhill 2 cokemaking facilities. These tax credits were earned for each ton of coke produced and sold during the four years after the initial coke production at each facility. The eligibility to generate tax credits for coke production expired in March 2009 and June 2012, respectively, for our Haverhill 1 and Haverhill 2 facilities. In 2012, 2011 and 2010, the value of these credits was approximately $15.35 per ton, $15.02 per ton and $14.67 per ton of coke produced at facilities eligible to receive credits, respectively. We shared with our customers a portion of the value of these credits, when utilized, through sales discounts to their respective coke prices. Sales discounts provided to our customers were $2.6 million, $5.0 million and $4.7 million in 2012, 2011 and 2010, respectively. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled.

Allocation of General Corporate Overhead Costs

The SunCoke Energy Partners Predecessor Combined Financial Statements include amounts allocated from our sponsor for general corporate overhead costs attributable to our operations. The general corporate overhead expenses incurred by our sponsor include costs from certain corporate and shared services functions provided by our sponsor. The amounts reflected include (i) charges that were incurred by our sponsor that were specifically identified as being attributable to us and (ii) an allocation of all of our sponsor’s remaining general corporate overhead costs based on the proportional level of effort attributable to the operation of our facilities. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. All corporate costs that were specifically identifiable to a particular operating facility of our sponsor have been allocated to that facility, including our operating facilities. Where specific identification of charges to a particular operating facility was not practicable, a reasonable method of allocation was applied to all remaining corporate overhead costs. The allocation method for all remaining general corporate overhead costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of our sponsor’s operating facilities, including our operating facilities.

Recent Accounting Standards

We qualify as an emerging growth company under Section 109 of the JOBS Act. An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, are compliant with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 108 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K, including, among others, in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this annual report on Form 10-K concerning future distributions are subject to approval by our Board of Directors and will be based upon circumstances then existing.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update any forward-looking statement (or its associated cautionary language), whether as a result of new information or future events, after the date of this prospectus, except as required by applicable law.

The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for metallurgical coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•

changes in the marketplace that may affect supply and demand for our metallurgical coke products, including increased exports of coke from China related to reduced export duties and export quotas and increasing competition from alternative steelmaking and cokemaking technologies that have the potential to reduce or eliminate the use of metallurgical coke;

•	our dependence on, and relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default and other events affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the carbon steel industry and other industries in which our customers operate;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the supply of metallurgical coke to domestic and/or foreign steel producers;

•	our ability to develop, design, permit, construct, start up or operate new cokemaking facilities in the U.S.;

•	our ability to successfully implement our international growth strategy;

•

our ability to consummate investments under favorable terms, including with respect to existing cokemaking facilities, which may utilize by-product technology, in the U.S. and Canada, and integrate them into our existing businesses and have them perform at anticipated levels;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our operations;

•

age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking operations, and in the operations of our major customers, business partners and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality requirements in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•

effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations, including those relating to the environment and global warming;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•

claims of our noncompliance with any statutory and regulatory requirements; changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	incremental costs as a stand-alone public company;

•	changes in product specifications for the coke that we produce;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.

The factors identified above are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have material adverse effects on us. All forward-looking statements included in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary area of market risk relates to changes in the price of coal, which is the key raw material for our cokemaking business.

The largest component of the price of our coke is coal cost. However, under the coke sales agreements at all of our cokemaking facilities, coal costs are a pass-through component of the coke price, provided that we are able to realize certain targeted coal-to-coke yields. As such, when targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities.

The provisions of our coke sales agreements require us to meet minimum production levels and generally require us to secure replacement coke supplies at the prevailing contract price if we do not meet contractual minimum volumes. Because market prices for coke are generally highly correlated to market prices for metallurgical coal, to the extent any of our facilities are unable to produce their contractual minimum volumes, we are subject to market risk related to the procurement of replacement supplies.

We do not use derivatives to hedge any of our coal purchases. Although we have not previously done so, we may enter into derivative financial instruments from time to time in the future to economically manage our exposure related to these market risks.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders

SunCoke Energy Partners, L.P.

We have audited the accompanying combined balance sheets of SunCoke Energy Partners Predecessor (the “Predecessor”) as of December 31, 2012 and 2011 and the related combined statements of operations, cash flows and parent net equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Predecessor’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of SunCoke Energy Partners Predecessor at December 31, 2012 and 2011 and the related combined results of its operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the combined financial statements, the accompanying combined financial statements have been derived from the accounting records of SunCoke Energy, Inc. The combined financial statements include expense allocations for certain corporate functions historically provided by SunCoke Energy, Inc. These allocations may not be reflective of the actual expense which would have been incurred had the Predecessor operated as a separate entity apart from SunCoke Energy, Inc.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2013

SunCoke Energy Partners Predecessor

Combined Statements of Income

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Revenues
Sales and other operating revenue	$740.2	$449.8	$360.7

Costs and operating expenses
Cost of products sold and operating expenses	593.5	367.2	308.9
Selling, general and administrative expenses	22.0	25.7	11.7
Depreciation expense	33.2	18.6	17.2

Total costs and operating expenses	648.7	411.5	337.8

Operating income	91.5	38.3	22.9
Interest expense	10.3	4.7	—

Income before income tax expense (benefit)	81.2	33.6	22.9
Income tax expense (benefit)	24.4	2.8	(1.1)

Net income	$56.8	$30.8	$24.0

(See Accompanying Notes)

SunCoke Energy Partners Predecessor

Combined Balance Sheets

	December 31,
	2012	Pro Forma 2012	2011
	(Unaudited)
	(Dollars in millions)
Assets
Receivables	$27.4	$27.4	$26.7
Inventories	63.2	63.2	67.0

Total current assets	90.6	90.6	93.7

Properties, plants and equipment, net	768.7	768.7	783.8
Deferred income taxes	21.4	21.4	45.8
Deferred charges and other assets	4.8	4.8	5.4

Total assets	$885.5	$885.5	$928.7

Liabilities and Parent Net Equity
Accounts payable	41.5	41.5	65.6
Accrued liabilities	17.0	17.0	14.6
Distribution payable	—	33.1	—

Total current liabilities	58.5	91.6	80.2

Long-term debt	225.0	225.0	225.0
Other deferred credits and liabilities	0.3	0.3	0.3

Total liabilities	283.8	316.9	305.5

Parent Net Equity
Total parent net equity	601.7	568.6	623.2

Total liabilities and parent net equity	$885.5	$885.5	$928.7

(See Accompanying Notes)

SunCoke Energy Partners Predecessor

Combined Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$56.8	$30.8	$24.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33.2	18.6	17.2
Deferred income tax expense (benefit)	24.4	2.8	(1.1)
Changes in working capital pertaining to operating activities:
Receivables	(0.7)	(8.0)	2.0
Inventories	3.8	(32.2)	3.2
Accounts payable and accrued liabilities	(21.7)	17.4	33.7
Other	—	(5.9)	(1.3)

Net cash provided by operating activities	95.8	23.5	77.7

Cash Flows from Investing Activities:
Capital expenditures	(17.5)	(175.7)	(182.6)
Proceeds from sale of assets	—	—	1.7

Net cash used in investing activities	(17.5)	(175.7)	(180.9)

Cash Flows from Financing Activities:
Net transfer (to) from parent	(78.3)	152.2	103.2

Net cash (used in) provided by financing activities	(78.3)	152.2	103.2

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

(See Accompanying Notes)

SunCoke Energy Partners Predecessor

Combined Statements of Parent Net Equity

Parent Net Equity
(Dollars in millions)
At January 1, 2010	$538.0
Net income	24.0
Net increase in parent net equity	103.2

At December 31, 2010	$665.2

Net income	30.8
Long-term debt allocated from parent	(225.0)
Net increase in parent net equity	152.2

At December 31, 2011	$623.2

Net income	56.8
Net decrease in parent net equity	(78.3)

At December 31, 2012	$601.7

(See Accompanying Notes)

SunCoke Energy Partners Predecessor

Notes to Combined Financial Statements

1. General

Description of Business and Basis of Presentation

The accompanying Combined Financial Statements of SunCoke Energy Partners Predecessor (the “Predecessor”) have been prepared in connection with the initial public offering (the “IPO”) of limited partner units in SunCoke Energy Partners, L.P. (the “Partnership”), which was formed in Delaware on July 30, 2012 and commenced commercial operations on the IPO closing date of January 24, 2013. We view the accompanying Combined Financial Statements as the predecessor of the Partnership. The Partnership acquired ownership in certain operations that comprised a portion of the domestic cokemaking operations of SunCoke Energy, Inc. (“SunCoke”). In January 2012, SunCoke became an independent, publicly-traded company following its separation from Sunoco, Inc. (“Sunoco”).

At the closing of the IPO, SunCoke contributed to the Partnership a 65 percent interest in two of its independently owned and operated cokemaking operations in Ohio. The contributed cokemaking operations are comprised of the cokemaking operations and related assets of SunCoke’s Haverhill Coke Company LLC, located in Franklin Furnace, Ohio (“Haverhill”), and Middletown Coke Company, LLC, located in Middletown, Ohio (“Middletown”), collectively referred to as the Predecessor. The first phase of the Haverhill facility, or Haverhill 1, commenced operations in 2005, while the second phase of the Haverhill facility, or Haverhill 2, commenced operations in 2008. Middletown commenced operations in October 2011. The Predecessor is principally engaged in the business of manufacturing and selling coke which is the primary raw material in the blast furnace steelmaking process.

The Combined Financial Statements were prepared using SunCoke’s historical basis in the assets and liabilities of the Predecessor, and include all revenues, costs, assets, and liabilities attributed to the Predecessor, after the elimination of all significant intercompany accounts and transactions. The historical Combined Financial Statements also include allocations of certain SunCoke corporate expenses. Management believes the assumptions and methodology underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Predecessor if it had operated as an independent, publicly-traded partnership during the periods prior to the IPO or of the costs expected to be incurred in the future. In the opinion of management, the adjustments necessary for a fair presentation of the Combined Financial Statements, in accordance with accounting principles generally accepted in the United States (“GAAP”) have been made. See Note 3 for further information regarding allocated expenses.

The Predecessor participates in centralized financing and cash management programs not maintained at the Predecessor level. Accordingly, none of SunCoke’s cash or interest income has been assigned to the Predecessor in the Combined Financial Statements. Advances between the Predecessor and SunCoke that are specifically related to the Predecessor have been reflected in the Combined Financial Statements. However, advances between SunCoke and Sunoco not specifically attributable to the Predecessor have not been reflected in the Combined Financial Statements. Transfers of cash to and from SunCoke’s financing and cash management program are reflected as a component of parent net equity on the Combined Balance Sheets.

Effective July 26, 2011, SunCoke allocated $225.0 million of debt and related debt issuance costs to the Predecessor. In connection with this allocation, interest expense has also been allocated to the Predecessor. Prior to July 26, 2011, SunCoke did not have any external debt, and no debt or interest expense was allocated to the Predecessor. See Note 11 for additional information.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Combined Financial Statements and accompanying notes. Actual amounts could differ from these estimates.

Revenue Recognition

The Predecessor sells coke as well as steam and electricity to third-party customers. Revenues related to the sale of products are recognized when title passes, which generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. Revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured.

Substantially all of the coke produced by the Predecessor is sold pursuant to long-term contracts with its customers. The Company evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Company when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Company for these contingent rentals represents less than 10 percent of combined sales and other operating revenues for each of the years ended December 31, 2012, 2011 and 2010.

Cash Equivalents

During each of the periods presented, the Predecessor participated in SunCoke’s cash management system. Cash receipts attributed to our operations were collected by SunCoke, and cash disbursements were funded by SunCoke. The Predecessor did not record interest income or expense related to these transactions. The net effect of these transactions was included in parent net equity in our Combined Financial Statements.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, except for materials and supplies inventory, which are determined using the average-cost method.

The Predecessor utilizes the selling prices under its long-term coke supply contracts to record lower of cost or market inventory adjustments.

Properties, Plants and Equipment, Net

Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are depreciated over 25 to 30 years. Depreciation is excluded from cost of products sold and operating expenses and is presented separately in the Combined Statements of Income. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefits costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, is considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets.

Income Taxes

The Predecessor, as a component of SunCoke, was included in the consolidated federal and certain consolidated, combined or unitary state income tax returns filed by Sunoco for periods prior to January 17, 2012 and our sponsor for subsequent periods. However, the Predecessor’s provision for income taxes and the deferred income tax amounts reflected in the Combined Financial Statements have been determined on a theoretical separate-return basis.

The Predecessor recognizes the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the tax positions will be sustained upon examination by the tax authorities. Benefits from tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interest accrued related to unrecognized tax benefits are included in interest cost and penalties accrued related to unrecognized tax benefits are included in income taxes in the Combined Statement of Income.

Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled.

Shipping and Handling Costs

Shipping and handling costs are included in cost of products sold and operating expenses.

Fair Value Measurements

The Predecessor determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Predecessor utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy included in current accounting guidance. The Predecessor generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

Recently Issued Pronouncements

There are no recently issued accounting standards which are not yet effective that the Predecessor believes would materially impact its Combined Financial Statements.

Labor Concentrations

As of December 31, 2012, the Predecessor had approximately 247 employees. Approximately 116, or 47 percent, of the Predecessor’s employees are currently represented by the United Steelworkers. The labor agreement at our Haverhill facility was recently extended through October 31, 2015.

3. Related Party Transactions

The related party transactions with SunCoke and its affiliates are described below.

Sales to Affiliate

The flue gas produced during the Haverhill cokemaking process is being utilized to generate low-pressure steam, which is sold to the adjacent chemical manufacturing facility formerly owned and operated by Sunoco chemicals business. In the fourth quarter of 2011, Sunoco sold this facility to Goradia Capital LLC, an unrelated party. Steam sales to Sunoco’s chemicals business totaled $7.7 million and $9.6 million in 2011 and 2010, respectively.

Allocated Expenses

Allocated expenses from SunCoke for general corporate overhead costs attributable to the operations of the Predecessor totaled $20.8 million, $16.5 million and $8.1 million in 2012, 2011 and 2010, respectively. The general corporate overhead expenses incurred by SunCoke include costs from certain corporate and shared services functions provided by SunCoke. The amounts reflected include (i) charges that were incurred by SunCoke that were specifically identified as being attributable to the Predecessor and (ii) an allocation of all of SunCoke’s remaining general corporate overhead costs based on the proportional level of effort attributable to the operation of our facilities. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. All corporate costs that were specifically identifiable to a particular SunCoke operating facility have been allocated to that facility, including the Predecessor. Where specific identification of charges to a particular SunCoke operating facility was not practicable, a reasonable method of allocation was applied to all remaining general corporate overhead costs. The allocation methodology for all remaining corporate overhead costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of SunCoke’s operating facilities, including the Predecessor. In the opinion of management, general corporate overhead costs are consumed by the operating facilities principally in equal proportions. The allocation to each facility is further adjusted for certain specific factors identified by management that impact the services provided to or benefits received by each operating facility such as the type of operations and products produced as well as contract and business complexity at each facility. In the opinion of management, the cost allocations have been determined on a basis considered to be a reasonable reflection of all costs of doing business by the Predecessor. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, management judgment, or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the business operated as an independent, publicly-traded partnership.

Parent Net Equity

Net transfers to (from) parent are included within parent net equity within the Combined Financial Statements. The components include intercompany dividends, cash pooling and general financing activities, cash transfers for capital expenditures and corporate allocations, including income taxes.

4. Customer Concentrations

In 2012, the Predecessor sold approximately 1.8 million tons of coke to its two primary customers: AK Steel Corporation, or AK Steel, and ArcelorMittal USA, Inc., or ArcelorMittal. The first phase of its Haverhill facility, or Haverhill 1, sells approximately one-half of the production from the Haverhill facility pursuant to long-term contracts with ArcelorMittal. The second phase of its Haverhill facility, or Haverhill 2, sells the remaining balance of coke produced at the Haverhill facility to AK Steel under long-term contracts. Haverhill 2 commenced operations in 2008 and became fully operational in 2009. All coke sales from the Middletown cokemaking facility, which commenced operations in the fourth quarter of 2011, are made pursuant to a long-term contract with AK Steel.

The Predecessor generally does not require any collateral with respect to its receivables. At December 31, 2012, the Predecessor’s receivables balances were primarily due from ArcelorMittal and AK Steel. As a result, the Predecessor experiences concentrations of credit risk in its receivables with these two customers; these concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry. At December 31, 2012, receivables due from ArcelorMittal and AK Steel were $9.1 million and $17.1 million, respectively.

Coke sales to ArcelorMittal, in total, accounted for $207.3 million, $206.8 million and $158.2 million, or 28, 46 and 44 percent, respectively of the Predecessor’s total revenues for the years ended December 31, 2012, 2011 and 2010.

Coke sales to AK Steel, in total, accounted for $510.9 million, $215.2 million and $168.3 million or 69 percent, 48 percent and 47 percent respectively, of the Predecessor’s total revenues for the years ended December 31, 2012, 2011 and 2010.

5. Income Taxes

Prior to June 2012, the Predecessor received federal income tax credits for coke production from the Haverhill 1 and Haverhill 2 cokemaking facilities. These tax credits were earned for each ton of coke produced and sold during the four years after the initial coke production at each facility. The eligibility to generate tax credits for coke production expired in March 2009 and June 2012, respectively, for the Haverhill 1 and Haverhill 2 facilities.

The provision for income taxes in the Combined Financial Statements has been determined on a theoretical separate-return basis. The tax losses and tax credits generated by the Predecessor have been used by Sunoco and SunCoke and will remain with Sunoco and SunCoke after our IPO. The Predecessor’s theoretical separate-return basis operating loss and tax credit carry backs may not reflect the tax positions taken or to be taken by Sunoco and SunCoke.

The components of income tax are as follows:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Deferred tax (benefit):
U.S. federal	$24.4	$2.8	$(1.1)

	$24.4	$2.8	$(1.1)

The reconciliation of the income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) is as follows:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Income tax expense at U.S. statutory rate of 35 percent	$28.4	$11.8	$8.0
Increase (reduction) in income taxes resulting from:
Nonconventional fuel credit	(4.8)	(9.1)	(9.1)
Nondeductible/nontaxable items	—	0.1	—
Return-to-provision adjustments	0.5	—	—
Other	0.3	—	—

	$24.4	$2.8	$(1.1)

The tax effects of temporary differences that comprise the net deferred income tax asset are as follows:

	December 31,
	2012	2011
	(Dollars in millions)
Deferred tax assets:
Nonconventional fuel credit carryforward	$64.5	$58.5
Federal net operating loss	139.5	129.1
Other liabilities not yet deductible	4.3	3.1

Deferred tax assets	208.3	190.7

Deferred tax liabilities:
Properties, plants and equipment	(186.9)	(144.9)

Deferred tax liability	(186.9)	(144.9)

Net deferred tax asset

	$21.4	$45.8

Sunoco’s consolidated federal income tax returns, which include the Predecessor and SunCoke’s federal income tax return, have been examined by the Internal Revenue Service (“IRS”) for all years through 2008. The 2007 and 2008 tax years remain open due to the carryback of net operating losses. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. Sunoco has entered into an agreement with the IRS to resolve the federal tax examination for the 2007 and 2008 tax year. There are no outstanding tax controversies applicable to SunCoke or the Predecessor which would require recognition of a liability for unrecognized tax benefits at December 31, 2012 and neither SunCoke nor the Predecessor has recorded liabilities for unrecognized tax benefits, interest or penalties during the years ended December 31, 2012, 2011 and 2010.

6. Inventories

The Predecessor’s inventory consists of metallurgical coal, which is the principal raw material for the Predecessor’s cokemaking operations; coke, which is the finished good sold by the Predecessor to its customers; and materials, supplies and other.

These components of inventories were as follows:

	December 31,
	2012	2011
	(Dollars in millions)
Coal	$41.6	$49.9
Coke	5.9	5.1
Material, supplies, and other	15.7	12.0

Total	$63.2	$67.0

7. Properties, Plants and Equipment, Net

The components of net properties, plants and equipment were as follows:

	Years Ended December 31,(1)
	2012	2011
	(Dollars in millions)
Coke and energy plant, machinery, and equipment	$827.6	$835.3
Land and land improvements	30.1	14.7
Construction-in-progress	9.6	3.8
Other	0.5	0.2

Gross investment, at cost	867.8	854.0
Less: accumulated depreciation	(99.1)	(70.2)

Total Properties, Plant, and Equipment, net	$768.7	$783.8

(1)	Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $414.6 million and $400.1 million and accumulated depreciation of $15.0 million and $1.4 million at December 31, 2012 and December 31, 2011, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases.

8. Retirement and Other Post-Employment Benefits Plans

Certain employees of the Predecessor participate in defined contribution and postretirement health care and life insurance plans sponsored by SunCoke. These plans have been accounted for in the Combined Financial Statements as multi-employer plans and are immaterial to the results of the Predecessor for all periods presented.

Defined Contribution Plans

Certain employees of the Predecessor participate in defined contribution plans sponsored by SunCoke which provide retirement benefits. The Predecessor’s contributions, which are principally based on its allocable portion of our sponsor’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $1.2 million, $1.0 million and $0.9 million in 2012, 2011 and 2010, respectively.

Postretirement Health Care and Life Insurance Plans

Certain of the Predecessor’s employees participate in other postemployment benefit plans sponsored by SunCoke. The amount of other postretirement benefit plans (benefit) expense allocated to the Predecessor related to these plans is reflected in operating expenses in the Combined Statements of Income and was immaterial for all periods presented.

The postretirement benefit plans are unfunded and the costs are borne by the Predecessor.

9. Accrued Liabilities

Accrued liabilities consisted of following:

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Accrued sales discounts	$12.4	$9.7
Accrued benefits	1.9	1.9
Other	2.7	3.0

Total	$17.0	$14.6

10. Commitments and Contingent Liabilities

The EPA has issued Notices of Violations (“NOVs”) for the Predecessor’s Haverhill cokemaking facility which stems from alleged violations of the Predecessor’s air emission operating permits for this facility. The Predecessor is currently working in a cooperative manner with the EPA to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. As a result of recent discussions with the EPA, the Predecessor spent approximately $5 million related to these projects in 2012 and expects to spend $15 million in 2013 and an additional $47 million in the 2014 to 2016 timeframe. We are currently engaged in penalty negotiations with regulators. The potential penalties for alleged past violations will be paid by our sponsor.

On February 9, 2010, the Ohio Department of Environmental Protection, or ODEP, issued a New Source Review permit-to-install (“NSR PTI”) for the Middletown cokemaking facility. During the 30-day statutory appeal period ending March 11, 2010, four parties, including the City of Monroe, Ohio, Robert D. Snook, a pro se litigant, the National Resources Defense Council, and individuals affiliated with the SunCoke Watch opposition group, filed appeals at the Ohio Environmental Review Appeals Commission, or ERAC, challenging the ODEP’s issuance of the NSR PTI. In May 2012, the Predecessor entered into a settlement agreement with the parties. The settlement agreement was approved by the ERAC in July 2012. The terms of the settlement were not material to the financial position, results of operations or cash flows of the Predecessor at December 31, 2012.

The Southwest Ohio Air Quality Agency (SWOAQA) also issued an NOV to the Predecessor’s Middletown facility on November 19, 2012. The Predecessor responded to the NOV by providing a carbon injection plan requested by SWOAQA. At present, the Company cannot assess whether there will be a monetary penalty or any future citations, but any potential penalty will be paid by our sponsor, and we do not expect such a penalty or citations to be material to the financial position, results of operations or cash flows of the Predecessor at December 31, 2012.

The Predecessor is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Predecessor. Management of the Predecessor believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Predecessor at December 31, 2012.

11. Debt

On July 26, 2011, SunCoke entered into a credit agreement (the “Credit Agreement”) which provides for a seven-year term loan (the “Term Loan”). Borrowings under the Term Loan bear interest, at SunCoke’s option, at either (i) base rate plus an applicable margin or (ii) the greater of 1.00 percent or LIBOR plus an applicable margin. The applicable margin on the Term Loan is (i) in the case of base rate loans, 2.00 percent per annum and (ii) in the case of LIBOR loans, 3.00 percent per annum. The weighted-average interest rate for borrowings outstanding under the Term Loan during 2012 was 4.07 percent.

Though SunCoke is the legal entity obligated to repay the Term Loan, effective July 26, 2011, SunCoke allocated $225.0 million of the Term Loan and related debt issuance costs of $5.7 million to the Predecessor. Interest expense and amortization of debt issuance costs has been allocated to the Predecessor beginning on July 26, 2011. Prior to entering into the Credit Agreement, SunCoke did not have any external debt, and no debt or interest expense was allocated to the Predecessor.

Interest expense has been allocated as a proportion of SunCoke’s total Term Loan and includes the effect of interest rate swap agreements. For the years ended December 31, 2012 and 2011, the Combined Statement of Income includes allocation of interest expense of $10.3 million and $4.7 million respectively. There was no interest expense allocated for the year ended December 31, 2010. The amount of consolidated debt attributed to the Combined Financial Statements may not be indicative of the actual amounts that the Predecessor would have incurred had the Predecessor been operating as an independent, publicly-traded partnership for the periods presented.

The Predecessor, along with other certain SunCoke subsidiaries, guarantees certain obligations, including $400.0 million of senior notes (the “Notes”) issued on July 26, 2011 by SunCoke, and is subject to certain covenants and restrictions under the Term Loan and Notes entered into by SunCoke, as discussed below.

Term Loan

The Term Loan contains certain covenants, restrictions and events of default including, but not limited to, maintaining a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio and limitations on the ability of SunCoke and certain of SunCoke’s subsidiaries, including the Predecessor, to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. In addition, under certain circumstances, the Term Loan is subject to mandatory principal prepayments.

The obligations under the Term Loan are guaranteed by certain of SunCoke’s subsidiaries, including the Predecessor, and secured by liens on substantially all of SunCoke’s and the guarantors’ assets pursuant to a Guarantee and Collateral Agreement, dated as of July 26, 2011, among SunCoke, the subsidiaries of SunCoke party thereto and JPMorgan Chase Bank, N.A, as administrative agent.

Notes

The Notes contain covenants that, among other things, limit the Predecessor’s ability and the ability of certain of SunCoke’s subsidiaries, including the Predecessor, to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the Indenture.

Management of the Predecessor believes the likelihood is remote that any such arrangements could have a materially adverse effect on the Combined Financial Statements.

12. Fair Value Measurements

The Predecessor measures certain financial and non-financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

•

Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis. The Predecessor’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. There were no cash equivalents at December 31, 2012 and 2011, respectively.

As discussed in Note 11, beginning on July 26, 2011, SunCoke allocated interest expense to the Predecessor. On August 15, 2011, SunCoke entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. The interest rate swaps are used to manage the risk associated with changing interest rates and accounted for under ASC 815-Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). SunCoke does not purchase or hold any derivatives for trading purposes. SunCoke did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements are recorded in interest expense. A proportionate amount of the mark to market impact of the swap arrangement recorded by SunCoke was allocated to the Predecessor. For the years ended December 31, 2012 and 2011 respectively, the Combined Statement of Income includes an allocation of interest expense related to the swap arrangement of $0.5 million and $0.4 million respectively. Given that the interest rate swap agreements were between SunCoke and a separate non-related counterparty, the portion of the interest rate swaps attributable to the Predecessor is not discreetly identifiable. Therefore, the carrying value of the interest swaps has been excluded from the Predecessor’s Combined Balance Sheets. Additionally, the Predecessor’s obligation related to SunCoke’s term loan is fixed at $225.0 million.

In estimating the fair market value of interest rate swaps, SunCoke utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy, and were insignificant to SunCoke’s financial results for the year ended December 31, 2012.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2012, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

Certain Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2012 and 2011, the estimated fair value of the Predecessor’s long-term debt was estimated to be $225.3 million and $221.1 million, respectively, compared to a carrying amount of $225.0 million in both periods. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.

13. Business Segment Disclosures

The Predecessor derives its revenues from two cokemaking facilities, Haverhill and Middletown, located in Ohio. Both facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold. Accordingly, the Predecessor’s management believes that these facilities have similar long-term economic characteristics and thus have aggregated the facilities into one reportable segment.

Revenues by product are as follows:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Cokemaking Revenues	$698.8	$422.0	$333.4
Energy Revenues	41.4	27.8	27.3

Total	$740.2	$449.8	$360.7

14. Supplemental Pro Forma Information (Unaudited)

The unaudited supplemental pro forma balance sheet has been presented in accordance with SEC Staff Accounting Bulletin Topic 1.B.3. The unaudited supplemental pro forma balance sheet gives effect to the distribution of approximately $33.1 million in connection with the completion of the IPO.

15. Selected Quarterly Data (Unaudited)

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions)
Sales and other operating revenue	$176.7	$182.1	$195.2	$186.2	$92.3	$107.3	$110.1	$140.1
Gross profit	$20.3	$19.4	$27.0	$24.8	$11.4	$11.3	$7.0	$8.6
Net income	$12.4	$11.7	$17.4	$15.3	$9.1	$10.1	$4.3	$7.3

16. Subsequent Events

On January 23, 2013, in anticipation of the closing of the IPO, we entered into a Contribution Agreement, which we refer to as the Contribution Agreement, with Sun Coal & Coke and our general partner. Pursuant to the Contribution Agreement, upon the closing of the IPO on January 24, 2013, Sun Coal & Coke contributed to us an interest in each of Haverhill and Middletown which resulted in our owning a 65 percent interest in each of Haverhill and Middletown. In exchange, our general partner continued to hold a 2.0 percent general partner interest in us and we issued to our general partner incentive distribution rights in us. We also issued to Sun Coal & Coke 2,209,697 common units (as the underwriters’ option to purchase additional common units was not exercised) and 15,709,697 subordinated units.

In conjunction with the closing of the IPO, we sold 13,500,000 common units, representing a 42.1 percent partnership interest in us, to the public at an initial public offering price of $19.00 per common unit. Gross proceeds from the offering were approximately $256.5 million, and net proceeds were approximately $233.1 million after deducting underwriting discounts and offering expenses of $23.4 million. We assumed and repaid $225.0 million of term loan debt of our sponsor and we retained $67.0 million for environmental capital expenditures of Haverhill and Middletown, $12.4 million for sale discounts related to tax credits owed to customers of Haverhill, and $39.6 million to replenish our working capital. We used a portion of the net proceeds from the IPO and the concurrent issuance and sale of senior notes to make a distribution of approximately $33.1 million to our sponsor to, in effect, reimburse our sponsor for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets, an interest in which our sponsor contributed to us in connection with the IPO pursuant to the Contribution Agreement described above.

Concurrently with the closing of the IPO, we and SunCoke Energy Partners Finance Corp., a Delaware corporation and a wholly owned subsidiary of ours, as co-issuers, issued $150.0 million aggregate principal amount of 7.375 percent Senior Notes due 2020 in a private placement to eligible purchasers. The senior notes are the senior unsecured obligations of the co-issuers and are guaranteed on a senior unsecured basis by each our existing and certain future subsidiaries other than SunCoke Energy Partners Finance Corp. We received net proceeds of approximately $146.4 million, after deducting underwriting discounts and offering expenses, from the offering of the senior notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders

SunCoke Energy Partners, L.P.

We have audited the accompanying balance sheets of SunCoke Energy Partners, L.P. (the “Partnership”) as of December 31, 2012 and July 30, 2012, and the related statements of operations, cash flows and partners’ equity for the period from July 30, 2012 to December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SunCoke Energy Partners, L.P. at December 31, 2012, and July 30, 2012, and the related results of its operations and cash flows for the period from July 30, 2012 to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2013

SunCoke Energy Partners, L.P.

Statement of Operations

From July 30, 2012 to December 31, 2012
Costs and other expenses
Bank fees	$565

Total costs and other expenses	565

Net Loss	$565

(See Accompanying Notes)

SunCoke Energy Partners, L.P.

Balance Sheets

	December 31, 2012	July 30, 2012
Assets
Cash	$435	$—

Total assets	$435	$—

Partners’ Equity
General partner’s equity	$20	$20
Limited partners’ equity	980	980
Receivables from partners	—	(1,000)
Accumulated deficit	(565)	—

Total liabilities and partners’ equity	$435	$—

(See Accompanying Notes)

SunCoke Energy Partners, L.P.

Statement of Cash Flows

From July 30, 2012 to December 31, 2012
Cash Flows used in Operating Activities:
Net loss	$(565)

Net cash used in operating activities	(565)

Cash Flows from Investing Activities:

Net cash provided by investing activities	—

Cash Flows from Financing Activities:
Net transfers from partners	1,000

Net cash provided by financing activities	1,000

Net change in cash and cash equivalents	435
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$435

(See Accompanying Notes)

SunCoke Energy Partners, L.P.

Statement of Partners’ Equity

Partners’ Equity
At July 30, 2012	—
Capital contribution	$1,000
Net loss	(565)

At December 31, 2012	$435

(See Accompanying Notes)

SunCoke Energy Partners, L.P.

Notes to the Financial Statements

1. Nature of Operations

SunCoke Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed on July 30, 2012 to acquire an interest in two cokemaking operations of SunCoke Energy, Inc. (“SunCoke”) in Ohio. The acquired cokemaking operations include SunCoke’s blast furnace coke manufacturing at its Haverhill Coke Company LLC facility in Franklin Furnace, Ohio and Middletown Coke Company, LLC facility in Middletown, Ohio, which commenced operations in October 2011. The acquired cokemaking operations will be accounted for as a transaction under common control and accordingly, SunCoke’s basis in the cokemaking operations will become the Partnership basis in these assets and will not be adjusted to fair market value under purchase accounting. There have been no operations in the Partnership from the date of formation through December 31, 2012.

On January 24, 2013, the Partnership commenced commercial operations and offered common units, representing limited partner interests, pursuant to an initial public offering (“IPO”) and concurrently issued common units and subordinated units, representing additional limited partner interests in the Partnership and a 2.0 percent general partner interest in the Partnership to SunCoke Energy Partners GP LLC (the “GP”), a wholly-owned subsidiary of SunCoke.

During the period from July 30, 2012 to December 31, 2012, the GP, as general partner, contributed $20 and Sun Coal & Coke LLC, as the organizational limited partner, contributed $980, all in the form of cash to the Partnership, and we incurred bank fees of $565.

2. Subsequent Events

On January 23, 2013, in anticipation of the closing of the IPO, we entered into a Contribution Agreement, which we refer to as the Contribution Agreement, with Sun Coal & Coke and our general partner. Pursuant to the Contribution Agreement, upon the closing of the IPO on January 24, 2013, Sun Coal & Coke contributed to us an interest in each of Haverhill and Middletown which resulted in our owning a 65 percent interest in each of Haverhill and Middletown. In exchange, our general partner continued to hold a 2.0 percent general partner interest in us and we issued to our general partner incentive distribution rights in us. We also issued to Sun Coal & Coke 2,209,697 common units (as the underwriters’ option to purchase additional common units was not exercised) and 15,709,697 subordinated units.

In conjunction with the closing of the IPO, we sold 13,500,000 common units, representing a 42.1 percent partnership interest in us, to the public at an initial public offering price of $19.00 per common unit. Gross proceeds from the offering were approximately $256.5 million, and net proceeds were approximately $233.1 million after deducting underwriting discounts and offering expenses of $23.4 million. We assumed and repaid $225.0 million of term loan debt of our sponsor and we retained $67.0 million for environmental capital expenditures of Haverhill and Middletown, $12.4 million for sale discounts related to tax credits owed to customers of Haverhill, and $39.6 million to replenish our working capital. We used a portion of the net proceeds from the IPO and the concurrent issuance and sale of senior notes to make a distribution of approximately $33.1 million to our sponsor to, in effect, reimburse our sponsor for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets, an interest in which our sponsor contributed to us in connection with the IPO pursuant to the Contribution Agreement described above.

Concurrently with the closing of the IPO, we and SunCoke Energy Partners Finance Corp., a Delaware corporation and a wholly owned subsidiary of ours, as co-issuers, issued $150.0 million aggregate principal amount of 7.375 percent Senior Notes due 2020 in a private placement to eligible purchasers. The senior notes are the senior unsecured obligations of the co-issuers and are guaranteed on a senior unsecured basis by each our existing and certain future subsidiaries other than SunCoke Energy Partners Finance Corp. We received net proceeds of approximately $146.4 million, after deducting underwriting discounts and offering expenses, from the offering of the senior notes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, are responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Management of SunCoke Energy Partners, L.P.

We are managed and operated by the Board of Directors and executive officers of our general partner. 14.1 percent of our outstanding common units and all of our outstanding subordinated units and incentive distribution rights are directly or indirectly owned by our sponsor. As a result of its ownership of our general partner, our sponsor has the right to appoint all members of the Board of Directors of our general partner, including the independent directors. Our Unitholders are not entitled to appoint the directors of our general partner or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to its owners.

Our general partner has seven directors, three of whom, Messrs. Hobbs and Moore and Ms. Snyder, are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly-traded partnership, such as ours, to have a majority of independent directors on the Board of Directors of its general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.

All of the executive officers of our general partner allocate their time between managing our business and affairs and the business and affairs of our sponsor. Such executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

Neither our general partner nor our sponsor receives any management fee or other compensation in connection with our general partner’s management of our business, but we reimburse our general partner and its affiliates, including our sponsor, for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

Executive Officers and Directors of Our General Partner

The following table shows information for the current executive officers and directors of our general partner. Directors are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers.

Our Directors, Executive Officers and Other Key Executives

Name	Age	Position with Our General Partner
Frederick A. Henderson	54	Chairman, Chief Executive Officer and Director
Michael J. Thomson	54	President, Chief Operating Officer and Director
Denise R. Cade	50	Senior Vice President, General Counsel, Corporate Secretary and Director
Mark E. Newman	49	Senior Vice President, Chief Financial Officer and Director
Fay West	43	Vice President and Controller
Peggy Rebstock	40	Vice President
C. Scott Hobbs	59	Director
Wayne L. Moore	55	Director
Nancy M. Snyder	59	Director

Frederick A. Henderson. Mr. Henderson was named Chief Executive Officer and appointed as the Chairman to the Board of Directors of our general partner in July 2012. In December 2010, Mr. Henderson was elected as Chairman and Chief Executive Officer of our sponsor. He also served as a Senior Vice President of Sunoco (a petroleum refiner and chemicals manufacturer with interests in logistics) from September 2010 until the initial public offering of our sponsor in July 2011. From February 2010 until September 2010, he was a consultant for General Motors LLC, and from March 2010 until August 2010, he was a consultant for AlixPartners LLC (a business consulting firm). He was President and Chief Executive Officer of General Motors (a global automotive company) from April 2009 until December 2009. He was President and Chief Operating Officer of General Motors from March 2008 until March 2009. He was Vice Chairman and Chief Financial Officer of General Motors from January 2006 until February 2008. Mr. Henderson is a director of Compuware Corp. (a technology performance company), where he serves on its audit committee. Mr. Henderson is also trustee of the Alfred P. Sloan Foundation. We believe that Mr. Henderson, having worked for over 26 years at General Motors and over two years at our sponsor, is a highly experienced senior-level executive, with general operations, manufacturing and marketing experience, as well as senior-level strategic planning, business development, managerial and management development and compensation experience. Mr. Henderson also possesses financial expertise by virtue of his education (an MBA from Harvard Business School) and experience (including as Vice Chairman and Chief Financial Officer of General Motors).

Michael J. Thomson. Mr. Thomson was named as President and Chief Operating Officer and appointed to the Board of Directors of our general partner in July 2012. In December 2010 Mr. Thomson was appointed as President and Chief Operating Officer of our sponsor. Since May 2008, he had been President, SunCoke Technology and Development LLC. He was Vice President, Sunoco and Executive Vice President, SunCoke Technology and Development LLC from March 2007 to May 2008 and held the additional position of Chief Operating Officer of SunCoke Technology and Development LLC from January 2008 to May 2008. He also served as a Senior Vice President of Sunoco from May 2008 until the initial public offering of our sponsor in July 2011. He was President of PSEG Fossil LLC, a subsidiary of Public Service Enterprise Group Incorporated, or PSEG (a diversified energy group), from August 2003 to February 2007. We believe that Mr. Thomson’s energy industry experience, as well as his experience with our sponsor, provides the Board of Directors with valuable experience in general operations, and managerial development. Mr. Thomson also possesses health, environment and safety oversight experience by virtue of his oversight experience as a senior-level executive at PSEG.

Denise R. Cade. Ms. Cade was named Senior Vice President, General Counsel and Corporate Secretary and appointed to the Board of Directors of our general partner in July 2012. In March 2011, Ms. Cade was appointed Senior Vice President and General Counsel of our sponsor and she was elected Corporate Secretary of our sponsor in June 2011. In addition, in July 2011, Ms. Cade was appointed Chief Compliance Officer of our sponsor. Prior to joining our sponsor, Ms. Cade was with PPG Industries, Inc., or PPG (a coatings and specialty products company), from March 2005 to March 2011. At PPG, she served as Assistant General Counsel and Corporate Secretary from July 2009 until March 2011, as Corporate Counsel, Securities and Finance, from September 2007 until July 2009, and as Chief Mergers and Acquisitions Counsel and General Counsel of the glass and fiber glass division from March 2005 until September 2007. Ms. Cade began her legal career in private practice in 1990, specializing in corporate and securities law matters and corporate transactions. She was a partner at Shaw Pittman LLP in Washington, D.C. before her move to PPG. We believe that Ms. Cade’s over 20 years of legal expertise, as well as her experience with our sponsor, provides the Board of Directors with valuable expertise with respect to senior level strategic planning and relevant legal matters, including those related to securities law, corporate governance, mergers and acquisitions and compliance.

Mark E. Newman. Mr. Newman was named Senior Vice President and Chief Financial Officer and appointed to the Board of Directors of our general partner in July 2012. In March 2011, Mr. Newman was appointed Senior Vice President and Chief Financial Officer of our sponsor. From May 2008 until February 2011, Mr. Newman was Vice President, Remarketing, Ally Financial, Inc. (an automotive financial services company) and managing director of SmartAuction (Ally Financial, Inc.’s online used vehicle auction).

Mr. Newman was GM North America Vice President and Chief Financial Officer and Vice Chairman, GMAC Bank, of GMAC Financial Services LLC (an automotive financial services company) from January 2007 until April 2008. He was GM North America Vice President and CFO of General Motors Corporation (a global automotive company) from February 2006 until December 2006 and was Assistant Treasurer and General Director of General Motors Corporation from August 2002 until January 2006. Mr. Newman was Vice President and CFO of Shanghai General Motors Ltd. from November 1999 until July 2002. We believe that Mr. Newman’s broad financial and management experience, as well as his experience with our sponsor, provides the board with valuable expertise in senior level strategic planning and financial and investor relations matters.

Fay West. Ms. West was named Vice President and Controller of our general partner in July 2012. In February 2011, Ms. West was appointed Vice President and Controller of our sponsor. Prior to joining our sponsor, she was Assistant Controller at United Continental Holdings, Inc. (an airline holding company) from April 2010 to January 2011. She was Vice President, Accounting and Financial Reporting for PepsiAmericas, Inc. (a manufacturer and distributor of beverage products) from December 2006 through March 2010 and Director of Financial Reporting from December 2005 to December 2006. Ms. West worked at GATX Corporation from 1998 to 2005 in various accounting roles, including Vice President and Controller of GATX Rail Company from 2001 to 2005 and Assistant Controller of GATX Corporation from 2000 to 2001.

Peggy Rebstock. Ms. Rebstock was named Vice President of our general partner in September 2012. In March 2011, Ms. Rebstock was appointed Director—Tax of our sponsor. Prior to joining our sponsor, Ms. Rebstock was with CF Industries, Inc. (formerly Terra Industries Inc.), or CF Industries (a nitrogen fertilizer producer), from July 2007 to March 2011. At CF Industries, she served as Accounting Manager from July 2007 until November 2007, as Director—Tax from November 2007 until February 2009 and as Director—Tax & Internal Audit from February 2009 until March 2011. During her tenure at CF Industries, she was responsible for compliance processes for Terra Nitrogen Company, L.P., or Terra Nitrogen, a master limited partnership owned through indirect, wholly-owned subsidiaries of CF Industries and reported to the Terra Nitrogen Audit Committee Chair in her role as Director—Internal Audit. Ms. Rebstock also held a number of finance and operational process roles at Gateway Companies, Inc. (a manufacturer of personal computers) from May 1994 until February 2004 and with Wells’ Dairy, Inc. (a privately held manufacturer of ice cream and other dairy products) from February 2004 until May 2007.

C. Scott Hobbs. Mr. Hobbs was appointed to the Board of Directors of our general partner in January 2013. Since October 2007, Mr. Hobbs has been a director of the general partner of Buckeye Partners, L.P., a publicly-traded master limited partnership that provides mid-stream energy logistics services. Since April 2006, Mr. Hobbs has been the managing member of Energy Capital Advisors, LLC (“Energy Capital”), an energy industry consulting firm. Energy Capital provides consulting and advisory services to clients evaluating major projects, acquisitions and divestitures principally involving oil and gas pipelines and storage facilities, processing plants, power plants and gas distribution assets. From February 2005 through March 2006, Mr. Hobbs was Executive Chairman and a director of Optigas, Inc., a private midstream gas company, and, from January 2004 through February 2005, he was President and Chief Operating Officer of KFX, Inc. (now Evergreen Energy, Inc.), a public company that developed clean coal technologies. From 1977 to 2001, Mr. Hobbs worked for the Coastal Corporation, where his last position was Chief Operating Officer of Colorado Interstate Gas Co. and its Rocky Mountain affiliates. Mr. Hobbs previously served as a director of American Oil and Gas Inc., where he served on the audit, compensation and governance committees, and CVR Energy, Inc., where he served on the audit and governance committees. Mr. Hobbs is an experienced corporate executive with over 30 years of senior-level management experience in the energy industry, including experience as a director of the general partner of a publicly traded master limited partnership. He also has extensive knowledge in auditing, compensation and governance.

Wayne L. Moore. Mr. Moore was appointed to the Board of Directors of our general partner in January 2013. He serves on the Board of Directors of Madison Capital Partners, a Chicago-based private equity fund, and EPay Systems, a privately-held technology company headquartered in Chicago. From 1986 until his retirement in

2008, Mr. Moore served in various senior roles at Goldman Sachs & Co. (“Goldman”). Mr. Moore was elected a managing director at Goldman in 1997 and as a partner in 1998. Mr. Moore specialized in advising clients with respect to hostile mergers and acquisition activity and ran Goldman’s investment banking operations in Germany from 2000 to 2005, when he returned to Goldman’s Chicago office. Prior to joining Goldman, Mr. Moore worked as an engineer at Fluor Corporation with a focus on the design of fired heaters and heat exchange equipment in various refinery and petrochemical facilities. In addition, Mr. Moore serves on the Board of Directors of the Chicago Council on Global Affairs and on the board of trustees of Rush University Medical Center. Mr. Moore is an experienced corporate executive, with over 25 years of experience in senior level management and advisory positions and extensive knowledge regarding acquisitions, company management and technical issues.

Nancy M. Snyder. Ms. Snyder was appointed to the Board of Directors of our general partner in January 2013. Ms. Snyder is currently Executive Vice President (since 2006), Chief Administrative Officer (since 2008) and General Counsel and Corporate Secretary (since 1997) of Penn Virginia Corporation (“Penn Virginia”), an independent oil and gas exploration and production company. From 2001 to 2010, Penn Virginia indirectly owned controlling interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded limited partnership engaged in the management of coal and natural resource properties and the gathering and processing of natural gas. Penn Virginia held its interests in PVR principally through its ownership interests in Penn Virginia GP Holdings, L.P. (“PVG”), a publicly traded partnership which owned the general partner of PVR from 2006 until 2010 when it was merged into PVR. Ms. Snyder served as Vice President and General Counsel of PVR’s general partner from 2001 to 2010 and as Chief Administrative Officer from 2008 to 2010. She served as Vice President and General Counsel of PVG’s general partner from 2006 to 2010 and as Chief Administrative Officer from 2008 to 2010. She was also a director of PVR’s general partner from 2001 to 2010 and of PVG’s general partner from 2006 to 2010.

Prior to joining Penn Virginia, Ms. Snyder maintained a private legal practice specializing in acquisitions and dispositions, commercial loans, commercial leases and general corporate matters, and served as general counsel to Nan Duskin, Inc. Ms. Snyder’s extensive experience in leadership positions within the energy industry and, in particular, her corporate executive and management experience with respect to two publicly traded master limited partnerships provides the board with valuable expertise in senior level strategic planning, and administrative and management issues.

Director Independence

The Board of Directors of our general partner has determined that each of Messrs. Hobbs and Moore and Ms. Snyder are independent as defined under the independence standards established by the NYSE and the Exchange Act. In evaluating director independence with respect to Messrs. Hobbs and Moore and Ms. Snyder, the Board of Directors of our general partner assessed whether each of them possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.

Board Meetings; Committees of the Board of Directors

The Board of Directors of our general partner did not hold any meetings during the fiscal year ended December 31, 2012. The Board of Directors of our general partner has an audit committee and a conflicts committee. The Board of Directors of our general partner does not have a compensation committee, but the Board of Directors of our general partner approves equity grants.

Audit Committee

The audit committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Hobbs and Moore and Ms. Snyder, all of whom meet the independence and experience standards established by the NYSE and the Exchange Act. The Board of Directors

of our general partner has determined that Messrs. Hobbs and Moore are “audit committee financial experts” within the meaning of the SEC rules. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.sxcpartners.com. The audit committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary.

Conflicts Committee

Messrs. Hobbs and Moore and Ms. Snyder serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including our sponsor, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a Board of Directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Executive Sessions of Non-Management Directors; Procedures for Contacting the Board of Directors

The Board of Directors of our general partner plans to hold regular executive sessions in which the three independent directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The rules of the NYSE require that one of the independent directors must preside over each executive session, and the role of presiding director is rotated among each of the independent directors.

A means for interested parties to contact the Board of Directors (including the independent directors as a group) directly has been established in the general partner’s Governance Guidelines, published on our website at www.sxcpartners.com. Information may be submitted confidentially and anonymously, although we may be obligated by law to disclose the information or identity of the person providing the information in connection with government or private legal actions and in certain other circumstances.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. An electronic copy of the code is available on our website at www.sxcpartners.com. For a discussion of other corporate governance materials posted on our website, see “Part I. Item 1. Business.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. During the year ended December 31, 2012, we did not have any registered class of equity securities.

Item 11.	Executive Compensation

The executive officers of our general partner are employed by our sponsor. As such, compensation of the executive officers, other than any awards that may be granted in the future under our LTIP, is and will be set by our sponsor. The executive officers of our general partner will continue to participate in our sponsor’s employee benefit plans and arrangements, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers.

We and our general partner were formed in July 2012 and had no material assets or operations until the closing of our initial public offering on January 24, 2013. Accordingly, our general partner did not begin accruing any obligations with respect to compensation of its directors and executive officers for any periods prior January 24, 2013. Further, no portion of the compensation paid by our sponsor to our executives prior to January 24, 2013 is attributable to services performed by those executives for us. As such, there is no compensation to disclose with respect to our named executive officers for the fiscal year ended December 31, 2012. In accordance with applicable disclosure rules, in our annual report on Form 10-K for the fiscal year ending December 31, 2013 we plan to disclose the portion of compensation paid to our named executive officers during fiscal year ending December 31, 2013 that is attributable to services performed by those executives for us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of February 15, 2013 the beneficial ownership of common units and subordinated units of SunCoke Energy Partners, L.P. held by:

•	our general partner;

•	beneficial owners of 5 percent or more of our common units;

•	each director and named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
SunCoke Energy, Inc.(2)	2,209,697	14.1%	15,709,697	100%	57.0%
Frederick A. Henderson	12,000	*	—	—%	—%
Mark E. Newman	4,200	*	—	—%	—%
Michael J. Thomson	5,000	*	—	—%	—%
Denise R. Cade	—	—%	—	—%	—%
Fay West	—	—%	—	—%	—%
C. Scott Hobbs	5,000	*	—	—%	—%
Wayne L. Moore	40,000	*	—	—%	—%
Nancy M. Snyder	—	—%	—	—%	—%
All directors and executive officers as a group (8 people)	66,200	*	—	—%	—%

(1)	The business address for SunCoke Energy, Inc. and each individual is 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.
(2)	Amount of securities beneficially owned includes (i) 184,697 common units issued to Sun Coal & Coke on the IPO closing date; (ii) 2,025,000 additional common units issued to Sun Coal & Coke upon the expiration of the underwriters’ 30-day option to purchase additional common units; and (iii) 15,709,697 subordinated units issued to Sun Coal & Coke on the IPO closing date, which may be converted into common units on a one-for-one basis at the end of the subordination period.
*	Less than 1.0 percent

The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated herein by reference to “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our sponsor beneficially owns 2,209,697 common units and 15,709,697 subordinated units representing an aggregate partnership interest in us of approximately 55.9 percent, and indirectly owns and controls our general partner. Our sponsor also appoints all of the directors of our general partner. In addition, our general partner owns a 2.0 percent general partner interest in us and all of our incentive distribution rights.

The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms and agreements are not necessarily at least as favorable to us as the terms that could have been obtained from unaffiliated third parties.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments made by us in connection with the formation of our general partner and its affiliates and distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and any liquidation of SunCoke Energy Partners, L.P.

Formation Stage

The aggregate consideration received by our general partner and its affiliates for the contribution of their interests	2,209,697 common units;

15,709,697 subordinated units;

all of our incentive distribution rights; and

2.0 percent general partner interest.

We received net proceeds of approximately $233.1 million from our IPO, after deducting underwriting discount and offering expenses. We received net proceeds of approximately $146.4 million from our offering of $150.0 million aggregate principal amount of senior notes concurrently with the closing of our IPO. We used a portion of the aggregate proceeds of our IPO and senior notes offering to make a distribution to our sponsor of approximately $23.4 million which in effect reimbursed our sponsor for expenditures made by our sponsor during the two-year period prior to our IPO for the expansion and improvement of the Haverhill and Middletown facilities; for federal income tax purposes, our sponsor is treated as having been the party that made such expenditures. We also used a portion of the aggregate net proceeds from our IPO and our senior notes offering to repay approximately $225.0 million of term loan debt bearing a floating rate of interest based on LIBOR plus 3.00 percent per annum and maturing in June 2018 assumed from our sponsor and approximately $2.4 million to pay expenses related to our revolving credit facility.

As partial consideration for the interest in our operating subsidiaries conveyed to us by our sponsor, we retained $119.0 million of the net proceeds from our IPO to pay 100 percent (i.e., not merely our 65 percent proportionate share) of the following requirements of our operating subsidiaries: (a) $67.0 million for identified environmental capital expenditures, (b) approximately $12.4 million to pay sales discounts related to tax credits owed to our customers and (c) $39.6 million to replenish our working capital.

Operational Stage

Distributions to our general partner and its affiliates	We will generally make cash distributions 98.0 percent to our unitholders, pro rata, including our general partner and its affiliates, as the holders of an aggregate of 17,919,394 common units and subordinated units, and 2.0 percent to our general partner assuming it makes any capital contributions necessary to maintain its 2.0 percent general partner interest. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.0 percent of the distributions we make above the highest target distribution level.

Assuming we have sufficient cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive annual distributions of approximately $1.1 million on its general partner interest and our sponsor would receive annual distributions of $29.6 million on its common and subordinated units.

If our general partner elects to reset the target distribution levels, it will be entitled to receive common units and to maintain its percentage general partner interest.

Payments to our general partner and its affiliates	Our general partner will not receive a management fee or other compensation for its management of our partnership, but we will reimburse our general partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Agreements Entered Into with Affiliates in Connection with our Initial Public Offering

In connection with our IPO, we entered into certain agreements with our sponsor, as described in more detail below. While we believe these agreements are on terms no less favorable to us than those that could have been negotiated with unaffiliated third-parties, they are not the result of arm’s-length negotiations.

Omnibus Agreement

In connection with the closing of the IPO, we entered into an omnibus agreement with our sponsor and our general partner that addresses certain aspects of our relationship with them, including:

Business Opportunities. We have a preferential right to invest in, acquire and construct cokemaking facilities in the United States and Canada. Our sponsor has a preferential right to all other business opportunities. If we decide not to pursue an opportunity to construct a new cokemaking facility and our sponsor or any of its controlled affiliates undertake such construction, then upon completion of such construction, we will have the option to acquire such facility at a price sufficient to give our sponsor an internal rate of return on its invested capital equal to the sum of our sponsor’s weighted average cost of capital (as determined in good faith by our sponsor) and 6.0 percent. If we decide not to pursue an opportunity to invest in or acquire a cokemaking facility, our sponsor or any of its controlled affiliates may undertake such an investment or acquisition and if such acquisition is completed by our sponsor, the cokemaking facility so acquired will be subject to the right of first offer described below. If a business opportunity includes cokemaking facilities but such facilities represent a minority of the value of such business opportunity as determined by our sponsor in good faith, our sponsor will have a preferential right as to such business opportunity. These agreements as to business opportunities shall apply only so long as our sponsor controls us, and shall not apply with respect to any business opportunity our sponsor or any of its controlled affiliates was actively pursuing at the time of the closing of our IPO, provided, however, that we shall have certain preferential rights with respect to the Kentucky Facility.

If our sponsor constructs the Kentucky Facility, upon commencement of commercial operations we will have the option to acquire the Kentucky Facility under the same terms as would apply to other new construction under the omnibus agreement. If we do not exercise our option to acquire the Kentucky Facility upon commencement of commercial operations, the Kentucky Facility will be subject to the right of first offer described below.

Right of First Offer. If our sponsor or any of its controlled affiliates decides to sell, convey or otherwise transfer to a third-party a cokemaking facility located in the United States or Canada or an interest therein, we shall have a right of first offer as to such facility. Our sponsor shall have the same right of first offer if we decide to sell, convey or otherwise transfer to a third-party any cokemaking facility or an interest therein. In the event a party decides to sell, convey or otherwise transfer a cokemaking facility, it will offer the other party, referred to as the ROFO Party, such facility with a proposed price for such assets. If the ROFO Party does not exercise its right, the seller shall have the right to complete the proposed transaction, on terms not materially more favorable to the buyer than the last written offer proposed during negotiations with the ROFO Party, with a third-party within 270 days. If the seller fails to complete such a transaction within 270 days, then the right of first offer is reinstated. This right of first offer shall apply only so long as our sponsor controls us.

Remarketing Arrangement Relating to Potential Defaults by Coke Agreement Counterparties. For a period of five years from the closing date of our IPO, our sponsor has agreed that: (i) if AK Steel exercises the early termination right provided in its Haverhill coke sales agreement, then our sponsor will, promptly upon the effective date of such termination, make us whole to the extent of AK Steel’s obligations under the Haverhill coke sales agreement (including the obligation to pay for coke) as the terms of that agreement exist on the date of our IPO (without taking into effect the termination right), or (ii) if (a) other than as a result of a force majeure event or a default by us, any customer fails to purchase coke or defaults in payment under its coke sales agreement, or (b) we amend a coke sales agreement’s terms to reduce a customer’s purchase obligation as a result of the customer’s financial distress, as part of a bankruptcy or otherwise, then our sponsor will be obligated to make us whole to the extent of the customer’s failure to satisfy its obligations or to the extent the customer’s obligations are reduced, as applicable, under such coke sales agreement’s terms as exist on the date of the IPO. We and our sponsor will share in any damages and other amounts recovered from third parties in connection with any of the events described in this paragraph in proportion to the relative loss and/or prospective loss suffered by us and our sponsor.

Indemnity. Our sponsor will indemnify us with respect to remediation at the Haverhill and Middletown cokemaking facilities:

Known Remediation. Our sponsor will indemnify us to the full extent of any remediation arising from any environmental matter discovered and identified as requiring remediation prior to the closing of our IPO, except for any liability or increase in liability as a result of changes in environmental regulations, provided however that our sponsor will be deemed to have contributed in satisfaction of this obligation, as of the closing date of our IPO, the amount identified as proceeds of the IPO reserved for existing environmental remediation.

Unknown Remediation. If, prior to the fifth anniversary of the closing of our IPO, an environmental matter that was discovered either before or after the closing of our IPO is identified as requiring remediation, our sponsor shall indemnify us to the full extent of any such remediation costs, except for any liability or increase in liability resulting from changes in environmental regulations, provided however that we must bear the first $5 million of such remediation costs, and our sponsor’s liability for such remediation costs will not exceed $50 million.

Post-closing . We will indemnify our sponsor for events relating to our operations except to the extent that we are entitled to indemnification by our sponsor.

Tax Matters. Our sponsor will fully indemnify us with respect to any tax liability arising prior to or in connection with the closing of our IPO.

Real Property. Our sponsor will either cure or fully indemnify us for losses resulting from any material title defects at the properties owned by the entities in which we acquire an interest in connection with the closing of our IPO, to the extent that such defects interfere with or could reasonably be expected to interfere with the operations of the related cokemaking facilities.

License. Our sponsor has granted us a royalty-free license to use the name “SunCoke” and related marks. Additionally, our sponsor will grant us a non-exclusive right to use all of our sponsor’s current and future cokemaking and related technology. We have not paid and will not pay a separate license fee for the rights we receive under the license.

Expenses and Reimbursement. Our sponsor will continue to provide us with certain general and administrative services, and we will reimburse our sponsor for all direct costs and expenses incurred on our behalf and the portion of our sponsor’s overhead costs and expenses attributable to our operations. Additionally, the partnership has agreed to pay (i) all fees in connection with the senior notes offering; (ii) all fees due under the partnership’s revolving credit facility; and (iii) all fees in connection with any future financing arrangement entered into for the purpose of replacing the new revolving credit facility or the senior notes.

The omnibus agreement can be amended by written agreement of all parties to the agreement. However, the partnership may not agree to any amendment or modification that would, in the reasonable discretion of our general partner, be adverse in any material respect to the holders of our common units without prior approval of the conflicts committee. So long as our sponsor controls our general partner, the omnibus agreement will remain in full force and effect unless mutually terminated by the parties. If our sponsor ceases to control our general partner, the omnibus agreement will terminate, provided (i) the indemnification obligations described above and (ii) our non-exclusive right to use all of our sponsor’s existing cokemaking and related technology will remain in full force and effect in accordance with their terms.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

Our general partner has adopted policies for the review, approval and ratification of transactions with related persons. The board has also adopted a written code of business conduct and ethics, under which a director is expected to bring to the attention of the chief executive officer or the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors.

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the Board of Directors of our general partner in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by the conflicts committee of the Board of Directors.

Pursuant to our code of business conduct, executive officers are required to avoid conflicts of interest unless approved by the Board of Directors of our general partner.

In the case of any sale of equity by us in which an owner or affiliate of an owner of our general partner participates, our practice is to obtain approval of the board for the transaction. The board will typically delegate authority to set the specific terms to a pricing committee, consisting of the chief executive officer and one independent director. Actions by the pricing committee will require unanimous approval.

The code of business conduct and ethics described above were adopted in connection with the closing of our IPO, and as a result, the transactions described above were not reviewed according to such procedures.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding the directors of our general partner and independence requirements applicable for the Board of Directors of our general partner and its committees.

Item 14.	Principal Accountant Fees Services

Audit Fees

The following table sets forth the fees billed by our independent registered public accounting firm for the year ended December 31, 2012. There were no fees prior to 2012.

Audit and Non-Audit Fees
Ernst & Young LLP
2012
Audit Fees(1)	$1,883,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—

Total	$1,883,000

(1)	Audit fees relate to professional services rendered in connection with the audit of our 2012 annual financial statements on our Form 10-K as well as the audit of our annual financial statements and quarterly review of financial statements included in our Registration Statement on Form S-1 filed with the SEC.

(2)	Audit-related fees relate to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent auditor, such as employee benefit plan audits, agreed upon procedures required to comply with financial, accounting or regulatory reporting and assistance with internal control documentation requirements.
(3)	Tax fees relate to professional services rendered in connection with tax audits and tax consulting and planning services.
(4)	All other fees represent fees for services not classifiable under the other categories listed in the table above.

Audit Committee Pre-Approval Policy

As outlined in its charter, the Audit Committee of the board of directors of our general partner maintains an auditor independence policy that mandates that the Audit Committee of its board of directors pre-approve the audit and non-audit services and related budget in advance. The policy identifies: (1) the guiding principles that must be considered by the Audit Committee in approving services to ensure that the auditor’s independence is not impaired, (2) describes the audit, audit-related and tax services that may be provided and the non-audit services that are prohibited and (3) sets forth pre-approval requirements for all permitted services. In some cases, pre-approval is provided by the full Audit Committee for the applicable fiscal year for a particular category or group of services, subject to an authorized amount. In other cases, the Audit Committee specifically pre-approves services. To ensure compliance with the policy, the policy requires that our Vice President and Controller report the amount of fees incurred for the various services provided by the auditor not less frequently than semiannually. The Audit Committee has delegated authority to its Chair to pre-approve one or more individual audit or permitted non-audit services for which estimated fees do not exceed $100,000, as well as adjustments to any estimated pre-approval fee thresholds up to $50,000 for any individual service. Any such pre-approvals must then be reported at the next scheduled meeting of the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	the following documents are included with the filing of this report:

1.	Combined Financial Statements

The Combined Financial Statements are set forth under Item 8 of this report.

2.	Financial statement schedules:

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

3.	Exhibits:

Exhibit Number		Description
3.1	—	Certificate of Limited Partnership of SunCoke Energy Partners, L.P. incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

3.2	—	First Amended and Restated Agreement of Limited Partnership of SunCoke Energy Partners, L.P., dated as of January 24, 2013, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

4.1	—	Senior Notes Indenture, dated as of January 24, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.1	—	Contribution Agreement, dated January 23, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.2	—	Omnibus Agreement, dated January 24, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.4**	—	SunCoke Energy Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 20, 2012

10.5	—	Credit Agreement, dated January 24, 2013, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.6†	—	Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7	—	Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.8†	—	Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill Coke Company LLC, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.9†	—	Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.10†	—	Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.11†	—	Amendment No. 5 to Coke Purchase Agreement, dated as of January 26, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.12†	—	Amendment No. 6 to Coke Purchase Agreement, dated as of March 12, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.13†	—	Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.14†	—	Amendment No. 1 to Coke Purchase Agreement, dated as of May 8, 2012, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.15†	—	Energy Sales Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.16†	—	Supplemental Energy Sales Agreement, dated as of June 1, 2012, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.17†	—	Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009, by and between Middletown Coke Company, LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.18†	—	Second Amended and Restated Energy Sales Agreement, dated as of May 8, 2012, by and between Middletown Coke Company, LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.19**	—	SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Amendment No. 8 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 20, 2012

21.1	—	List of Subsidiaries of SunCoke Energy Partners, L.P., incorporated by reference to Exhibit 21.1 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 20, 2012

24.1*	—	Powers of Attorney

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Provided herewith.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).
†	Certain portions have been omitted pursuant to a pending confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on February 22, 2013.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Mark E. Newman
Mark E. Newman Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 22, 2013.

Signature	Title

/s/ Frederick A. Henderson Frederick A. Henderson	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark E. Newman Mark E. Newman	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ Michael J. Thomson Michael J. Thomson	President, Chief Operating Officer and Director

/s/ Denise R. Cade Denise R. Cade	Senior Vice President, General Counsel, Corporate Secretary and Director

/s/ Fay West Fay West	Vice President and Controller (Principal Accounting Officer)

/s/ C. Scott Hobbs* C. Scott Hobbs	Director

/s/ Wayne L. Moore* Wayne L. Moore	Director

/s/ Nancy M. Snyder* Nancy M. Snyder	Director

*       Mark E. Newman, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Mark E. Newman	February 22, 2013
Mark E. Newman