Form 10-Q
period 2013-03-31
SunCoke Energy Partners, L.P.
filed 2013-05-01
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) of 1934.    Yes  ☐    No  ☒

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

Item 1.	Combined and Consolidated Financial Statements

	Three Months Ended March 31,
	2013	2012
		Predecessor
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$184.9	$176.7
Costs and operating expenses
Cost of products sold and operating expenses	138.4	143.5
Selling, general and administrative expenses	4.4	5.1
Depreciation expense	7.6	7.8
Total costs and operating expenses	150.4	156.4
Operating income	34.5	20.3
Interest expense, net	6.7	2.6
Income before income tax expense	27.8	17.7
Income tax expense	3.9	5.3
Net income	$23.9	$12.4

Less: Net income attributable to noncontrolling interests	8.6
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$15.3
Less: Predecessor net income prior to initial public offering on January 24, 2013	3.5
Net income attributable to Suncoke Energy Partners, L.P. subsequent to initial public offering	$11.8

General partner's interest in net income	$0.2
Common unitholders' interest in net income	$5.8
Subordinated unitholders' interest in net income	$5.8

Weighted average common units outstanding (basic and diluted)	15.7
Weighted average subordinated units outstanding (basic and diluted)	15.7

Net income per common unit (basic and diluted)	$0.37
Net income per subordinated unit (basic and diluted)	$0.37

SunCoke Energy Partners, L.P.
Combined and Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	Predecessor
	(Dollars in millions)
Assets
Cash	$106.2	$—
Receivables	29.2	27.4
Inventories	58.7	63.2
Total current assets	194.1	90.6
Properties, plants and equipment, net	766.8	768.7
Deferred income taxes	—	21.4
Deferred charges and other assets	8.6	4.8
Total assets	$969.5	$885.5
Liabilities and Equity
Accounts payable	51.0	41.5
Accrued liabilities	3.1	17.0
Interest payable	2.1	—
Payable to affiliate	2.4	—
Total current liabilities	58.6	58.5
Long-term debt	149.7	225.0
Deferred income taxes	1.4	—
Other deferred credits and liabilities	0.3	0.3
Total liabilities	210.0	283.8
Equity
Parent net equity	—	601.7
Held by public:
Common units (13,500,972 units issued and outstanding at March 31, 2013)	236.9	—
Held by parent:
Common units (2,209,697 units issued and outstanding at March 31, 2013)	40.2	—
Subordinated units (15,709,697 units issued and outstanding at March 31, 2013)	285.5	—
General partner interest (2% interest)	6.8	—
Partners' capital attributable to SunCoke Energy Partners, L.P./ parent net equity	569.4	601.7
Noncontrolling interest	190.1	—
Total equity	759.5	601.7
Total liabilities and partners'/parent net equity	$969.5	$885.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
		Predecessor
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$23.9	$12.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7.6	7.8
Deferred income tax expense	3.9	5.3
Changes in working capital pertaining to operating activities:
Receivables	(36.4)	1.5
Inventories	4.5	(3.9)
Accounts payable	9.5	(24.1)
Accrued liabilities	(13.9)	9.1
Interest payable	2.1	—
Payable to affiliate	2.4	—
Other	2.1	—
Net cash (used in) provided by operating activities	5.7	8.1
Cash Flows from Investing Activities:
Capital expenditures	(5.7)	(3.2)
Net cash used in investing activities	(5.7)	(3.2)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	232.0	—
Proceeds from issuance of long-term debt	150.0	—
Payment for debt issuance costs related to the issuance of long-term debt	(5.9)	—
Repayment of long-term debt	(225.0)	—
Net transfer to parent	—	(4.9)
Cash distributions to SunCoke Energy, Inc.	(44.9)	—
Net cash provided by (used in) financing activities	106.2	(4.9)
Net increase in cash and cash equivalents	106.2	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$106.2	$—

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Equity
(Unaudited)

		Partnership
	Predecessor	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total
	(Dollars in millions)
At December 31, 2011	$623.2	$—	$—	$—	$—	$—	$623.2
Net income	12.4	—	—	—	—	—	12.4
Net increase in parent net equity	(4.9)	—	—	—	—	—	(4.9)
At March 31, 2012	$630.7	$—	$—	$—	$—	$—	$630.7

At December 31, 2012	$601.7	$—	$—	$—	$—	$—	$601.7
Predecessor net income prior to IPO on January 24, 2013	3.5	—	—	—	—	—	3.5
Predecessor net assets not assumed by SunCoke Energy Partners, L.P.	(53.2)	—	—	—	—	—	(53.2)
Allocation of 65 percent of net parent investment to unitholders	(358.7)	—	43.3	308.2	7.2	—	—
SunCoke Energy, Inc. 35 percent retained interest in Haverhill and Middletown	(193.3)	—	—	—	—	193.3	—
Proceeds from initial public offering, net of offering expenses	—	232.0	—	—	—	—	232.0
Distribution to SunCoke Energy, Inc.	—	—	(4.0)	(28.5)	(0.6)	(11.8)	(44.9)
Partnership net income subsequent to IPO on January 24, 2013	—	4.9	0.9	5.8	0.2	8.6	20.4
At March 31, 2013	$—	$236.9	$40.2	$285.5	$6.8	$190.1	$759.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business and Basis of Presentation
SunCoke Energy Partners, L.P., (the "Partnership"), is a Delaware limited partnership formed in July 2012 which manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke"), a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown"), and the cokemaking facilities and related assets held by Haverhill and Middletown. SunCoke owns the remaining 35 percent interest in each of Haverhill and Middletown. SunCoke, through its subsidiary, owns a 55.9 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
The Combined Financial Statements for periods prior to the IPO are the results of SunCoke Energy Partners' Predecessor (the "Predecessor") and were prepared using SunCoke's historical basis in the assets and liabilities of the Predecessor, and include all revenues, costs, assets and liabilities attributed to the Predecessor after the elimination of all significant intercompany accounts and transactions. The Consolidated Financial Statements for the period after the IPO pertain to the operations of the Partnership.
The Predecessor participated in centralized financing and cash management programs not maintained at the Predecessor level for periods prior to the IPO. Accordingly, none of SunCoke’s cash or interest income for periods prior to the IPO has been assigned to the Predecessor in the Combined Financial Statements. Advances between the Predecessor and SunCoke that are specifically related to the Predecessor have been reflected in the Combined Financial Statements. Transfers of cash to and from SunCoke’s financing and cash management program are reflected as a component of parent net equity on the Combined Balance Sheets.
Effective July 26, 2011, SunCoke allocated $225.0 million of debt and related debt issuance costs to the Predecessor. In connection with this allocation, interest expense was also allocated to the Predecessor. Prior to July 26, 2011, SunCoke did not have any external debt, and no debt or interest expense was allocated to the Predecessor. See Note 8.
Quarterly Reporting
The accompanying Combined and Consolidated Financial Statements included herein have been prepared in conformity with GAAP for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.
Recently Issued Pronouncements
There are no recently issued accounting standards which are not yet effective that the Partnership believes would materially impact its Combined and Consolidated Financial Statements.

2. Initial Public Offering and Related Party Transactions
Initial Public Offering
On January 23, 2013, in anticipation of the closing of the IPO, we entered into a contribution agreement with Sun Coal & Coke and our general partner (the "Contribution Agreement"). Pursuant to the Contribution Agreement, upon the closing of the IPO on January 24, 2013, Sun Coal & Coke contributed to us an interest in each of Haverhill and Middletown which resulted in our owning a 65 percent interest in each of Haverhill and Middletown. In exchange, our general partner continued to hold a 2.0 percent general partner interest in us and we issued to our general partner incentive distribution rights ("IDRS") in us. We also issued to Sun Coal & Coke 2,209,697 common units and 15,709,697 subordinated units. The 35 percent interest in each of Haverhill and Middletown retained by Sun Coal & Coke is recorded as a noncontrolling interest of the Partnership.
In conjunction with the closing of the IPO, we sold 13,500,000 common units, representing a 42.1 percent partnership interest in us, to the public at an initial public offering price of $19.00 per common unit. Gross proceeds from the offering were approximately $256.5 million, and net proceeds were approximately $232.0 million after deducting underwriting discounts and offering expenses of $24.5 million, $6.0 million of which were paid by SunCoke in 2012 and reimbursed by us upon the closing of the IPO. We assumed and repaid $225.0 million of SunCoke's term loan debt and we retained $67.0 million for environmental capital expenditures of Haverhill and Middletown, $12.4 million for sales discounts related to tax credits owed to customers of Haverhill, and $39.6 million to replenish our working capital. We used a portion of the net proceeds from the IPO and the concurrent issuance and sale of senior notes discussed below to make a distribution of $33.1 million to SunCoke to, in effect, reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets, an interest in which SunCoke contributed to us in connection with the IPO pursuant to the Contribution Agreement described above.
Concurrently with the closing of the IPO, we and SunCoke Energy Partners Finance Corp., a Delaware corporation and a wholly owned subsidiary of ours, as co-issuers, issued $150.0 million aggregate principal amount of 7.375 percent senior notes ("Partnership Notes") due 2020 in a private placement to eligible purchasers. The Partnership Notes are the senior unsecured obligations of the co-issuers and are guaranteed on a senior unsecured basis by each of our existing and certain future subsidiaries other than SunCoke Energy Partners Finance Corp. We received net proceeds of approximately $146.3 million, net of debt issuance costs of $3.7 million, from the offering of the Partnership Notes. We also incurred $2.2 million of debt issuance costs related to entering into a $100 million revolving credit facility. See Note 9.
Omnibus Agreement
In connection with the closing of the IPO, we entered into an omnibus agreement with SunCoke and our general partner that addresses certain aspects of our relationship with them, including:
Business Opportunities. We have preferential rights to invest in, acquire and construct cokemaking facilities in the United States and Canada. SunCoke has preferential rights to all other business opportunities.
Potential Defaults by Coke Agreement Counterparties. For a period of five years from the closing date of the IPO, SunCoke has agreed to make us whole (including an obligation to pay for coke) to the extent (i) AK Steel exercises the early termination right provided in its Haverhill coke sales agreement, (ii) any customer fails to purchase coke or defaults in payment under its coke sales agreement (other than by reason of force majeure or our default) or (iii) we amend a coke sales agreement's terms to reduce a customer's purchase obligation as a result of the customer's financial distress. We and SunCoke will share in any damages and other amounts recovered from third parties arising from such events in proportion to our relative losses.
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. SunCoke contributed $67 million in satisfaction of this obligation, at the closing date of the IPO, from the proceeds of the IPO. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter that was discovered either before or after the closing of the IPO is identified as requiring remediation, SunCoke will indemnify us for up to $50 million of any such remediation costs (we will bear the first $5 million of any such costs).
Other Indemnification. SunCoke will fully indemnify us with respect to any tax liability arising prior to or in connection with the closing of the IPO. Additionally, SunCoke will either cure or fully indemnify us for losses resulting from any material title defects at the properties owned by the entities acquired in connection with the closing of the IPO, to the extent that those defects interfere with or could reasonably be expected to interfere with the operations of the related cokemaking facilities. We will indemnify SunCoke for events relating to our operations except to the extent that we are entitled to indemnification by SunCoke.

License. SunCoke has granted us a royalty-free license to use the name “SunCoke” and related marks. Additionally, SunCoke has granted us a non-exclusive right to use all of SunCoke's current and future cokemaking and related technology. We have not paid and will not pay a separate license fee for the rights we receive under the license.
Expenses and Reimbursement. SunCoke will continue to provide us with certain general and administrative services, and we will reimburse SunCoke for all direct costs and expenses incurred on our behalf and a portion of overhead costs and expenses attributable to our operations. Additionally, we paid all fees in connection with our senior notes offering and our revolving credit facility and have agreed to pay all additional fees in connection with any future financing arrangement entered into for the purpose of replacing the credit facility or the senior notes.
So long as SunCoke controls our general partner, the omnibus agreement will remain in full force and effect unless mutually terminated by the parties. If SunCoke ceases to control our general partner, the omnibus agreement will terminate, but our rights to indemnification and use of SunCoke's existing cokemaking and related technology will survive. The omnibus agreement can be amended by written agreement of all parties to the agreement, but we may not agree to any amendment that would, in the reasonable discretion of our general partner, be adverse in any material respect to the holders of our common units without prior approval of the conflicts committee.
Allocated Expenses
Allocated expenses from SunCoke for general corporate and operations support costs totaled $4.0 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations for periods subsequent to the IPO were recorded based upon the omnibus agreement.
Payable to Affiliate
At March 31, 2013, the Partnership has payables to its affiliates of $2.4 million. This balance is related to amounts due for expenses charged by SunCoke pursuant to the omnibus agreement as well as other insignificant amounts incurred during normal operations.
Parent Net Equity
Net transfers to parent are included within parent net equity within the Combined Financial Statements for periods prior to the IPO. The components included intercompany dividends, cash pooling and general financing activities, cash transfers for capital expenditures and corporate allocations, including income taxes.
3. Net Income Per Unit and Cash Distributions
The following is a summary of net income for the three months ended March 31, 2013 disaggregated between the Predecessor and the Partnership:

	SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.	Three Months Ended March 31, 2013
	Through	From
	January 23, 2013	January 24, 2013
Revenues	(Dollars in millions)
Sales and other operating revenue	$47.6	$137.3	$184.9
Costs and operating expenses
Cost of products sold and operating expenses	36.8	101.6	138.4
Selling, general and administrative expenses	1.1	3.3	4.4
Depreciation expense	1.9	5.7	7.6
Total costs and operating expenses	39.8	110.6	150.4
Operating income	7.8	26.7	34.5
Interest expense, net	0.6	6.1	6.7
Income before income tax expense	7.2	20.6	27.8
Income tax expense	3.7	0.2	3.9
Net income	$3.5	$20.4	$23.9
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2.0 percent interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 24, 2013. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the three months ended March 31, 2013, the weighted-average number of common and subordinated units outstanding was 15,709,729 units and 15,709,697 units, respectively.
In addition to the common and subordinated units, we have also identified the general partner interest and IDRs as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding.
The calculation of net income per unit is as follows:

Three Months Ended March 31, 2013
(Dollars in millions, except unit and per unit amounts)
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$11.8
Less: General partner's interest in net income subsequent to initial public offering	0.2
Limited partners' interest in net income subsequent to initial public offering	$11.6
Net income per limited partner unit:
Common - Public and SunCoke	$0.37
Subordinated - SunCoke	$0.37
Limited partner units outstanding:
Common units - Public	13.5
Common units - SunCoke	2.2
Subordinated units - SunCoke	15.7
Cash Distributions
Our partnership agreement generally provides that we will make our distribution, if any, each quarter in the following manner:

•
first, 98 percent to the holders of common units and 2 percent to our general partner, until each common unit has received the minimum quarterly distribution of $0.4125 plus any arrearages from prior quarters;

•	second, 98 percent to the holders of subordinated units and 2 percent to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.4125; and

•	third, 98 percent to all unitholders, pro rata, and 2 percent to our general partner, until each unit has received a distribution of $0.4744.
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

In accordance with our partnership agreement, on April 23, 2013, we declared a quarterly cash distribution totaling $9.8 million, or $0.3071 per unit. In calculating this distribution, the minimum quarterly distribution was adjusted to reflect the period beginning on January 24, 2013, the closing date of the IPO, through March 31, 2013. This distribution will be paid on May 31, 2013 to unitholders of record on May 15, 2013. There were no distributions declared or paid prior to this distribution.
The allocation of total quarterly cash distributions to general and limited partners is as follows. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the period presented below:

Three Months Ended March 31, 2013
(Dollars in millions)
General partner's interest	$0.2
General partner's incentive distribution	—
Total General Partner's Distribution	$0.2
Limited partners' distribution:
Common - Public and SunCoke	$4.8
Subordinated - SunCoke	4.8
Total Cash Distributions	$9.8
Cash distributions per unit applicable to limited partners	$0.3071

Allocation of Net Income
Our partnership agreement contains provisions for the allocation of net income to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100 percent to the general partner.
The calculation of net income allocated to the limited partners is as follows:

Three Months Ended March 31, 2013
Net Income Attributable to Common Unitholders:	(Dollars in millions)
Distributions (a)	$4.8
Undistributed earnings	1.0
Limited partners' interest in net income subsequent to initial public offering	$5.8

Net Income Attributable to Subordinated Unitholders:
Distributions (a)	$4.8
Undistributed earnings	1.0
Limited partners' interest in net income subsequent to initial public offering	$5.8
(a) Distributions declared per unit	$0.3071
4. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. Earnings from our Middletown facility, however, are subject to a local income tax.
The Predecessor's tax provision has been determined on a theoretical separate-return basis. Prior to June 2012, the Predecessor received federal income tax credits for coke production from the Haverhill 1 and Haverhill 2 cokemaking facilities. These tax credits were earned for each ton of coke produced and sold during the four years after the initial coke production at each facility. The eligibility to generate tax credits for coke production expired in March 2009 and June 2012, respectively, for the Haverhill 1 and Haverhill 2 facilities.

The reconciliation of the income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
		Predecessor
	(Dollars in millions)
Income tax expense at U.S. statutory rate of 35 percent	$9.7	$6.2
Increase (reduction) in income taxes resulting from:
Partnership income not subject to federal tax	(7.2)	—
Nonconventional fuel tax credit	—	(0.9)
Change in valuation allowance	0.5	—
Prior period adjustments	0.6	—
Local tax for our operating subsidiaries	0.3	—
	$3.9	$5.3
The above income tax expense for the three months ended March 31, 2013 reflects a prior period adjustment of $0.6 million and a change in the valuation allowance of $0.5 million both related to Middletown local tax adjustments for the Predecessor.
5. Inventories
The Partnership's inventory consists of metallurgical coal, which is the principal raw material for the Partnership’s cokemaking operations; coke, which is the finished good sold by the Partnership to its customers; and materials, supplies and other.
These components of inventories were as follows:

	March 31, 2013	December 31, 2012
		Predecessor
	(Dollars in millions)
Coal	$39.4	$41.6
Coke	3.3	5.9
Material, supplies, and other	16.0	15.7
Total	$58.7	$63.2
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
		Predecessor
	(Dollars in millions)
Accrued sales discounts(1)	$—	$12.4
Accrued benefits	1.5	1.9
Other	1.6	2.7
Total	$3.1	$17.0

(1)
At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to our customer at our Haverhill facility. During the three months ended March 31, 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our consolidated statement of income.

7. Commitments and Contingent Liabilities
The Environmental Protection Agency ("EPA") has issued Notices of Violations (“NOVs”) for the Partnership’s Haverhill cokemaking facility which stem from alleged violations of the air emission operating permits for this facility. The Partnership is currently working in a cooperative manner with the EPA and the Ohio Environmental Protection Agency ("OEPA") to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. As a result of recent discussions with the EPA, our Predecessor spent approximately $5 million related to these projects in 2012 and the Partnership expects to spend $15 million in 2013 and an additional $47 million in the 2014 to 2016 timeframe. We are currently engaged in penalty negotiations with regulators and any penalties for alleged past violations will be paid by SunCoke.
The Southwest Ohio Air Quality Agency (SWOAQA) also issued an NOV to the Middletown facility in November 2012. Our Predecessor responded to the NOV by providing a carbon injection plan requested by SWOAQA. At present, the Partnership cannot assess whether there will be a monetary penalty or any future citations, but any potential penalty will be paid by our sponsor, and we do not expect such a penalty or citations to be material to the financial position, results of operations or cash flows of the Partnership at March 31, 2013.
The Partnership is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Partnership at March 31, 2013.
8. Debt
With the closing of the IPO, the Partnership issued $150.0 million of Partnership Notes. The Partnership Notes have an interest rate of 7.375 percent and mature on February 1, 2020. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a “make-whole” premium. The Partnership may also redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes. In conjunction with the closing of the Partnership offering, we also entered into a $100.0 million revolving credit facility with a term extending through January 2018. In conjunction with these transactions, the Partnership incurred debt issuance costs of $5.9 million, $0.8 million of which was immediately expensed and is recorded in interest expense, net on the consolidated statement of income as it related to the portion of the issuance that was considered a modification of the existing term loan discussed below.
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
Though SunCoke is the legal entity obligated to repay the Term Loan, effective July 26, 2011, SunCoke allocated $225.0 million of the Term Loan and related debt issuance costs of $5.7 million to our Predecessor. Interest expense and amortization of debt issuance costs has been allocated to our Predecessor beginning on July 26, 2011. Prior to entering into the Credit Agreement, SunCoke did not have any external debt, and no debt or interest expense was allocated to our Predecessor. On January 24, 2013, in conjunction with the IPO, we assumed and repaid the $225.0 million of the Term Loan that was allocated to us. In conjunction with the repayment, we incurred a charge of approximately $2.9 million representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan extinguished, which is recorded in interest expense, net on the consolidated statement of income.
For periods prior to the IPO, interest expense has been allocated as a proportion of SunCoke’s total Term Loan and includes the effect of interest rate swap agreements. For the three months ended March 31, 2013 and 2012, the Combined and Consolidated Statement of Income includes allocation of interest expense of $0.6 million and $2.6 million, respectively. In addition to the costs incurred in conjunction with the debt transactions discussed above, we recorded interest expense subsequent to the IPO of $2.4 million. The amount of consolidated debt attributed to the Combined and Consolidated Financial Statements may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded partnership for periods prior to the IPO.
Haverhill and Middletown, along with other certain SunCoke subsidiaries, guaranteed certain obligations, including $400.0 million of senior notes (the “Senior Notes”) issued on July 26, 2011 by SunCoke, and were subject to certain covenants and restrictions under the Term Loan and Senior Notes entered into by SunCoke. In connection with the IPO, SunCoke entered into an amendment to their Credit Agreement and simultaneously designated Haverhill and Middletown as unrestricted subsidiaries, removing the guarantees described above.

9. Fair Value Measurements
The Partnership measures certain financial and non-financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. At March 31, 2013, no material fair value adjustments were required for these financial assets and liabilities.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2013 and December 31, 2012, the estimated fair value of the Partnership's long-term debt was estimated to be $156.5 million and $225.3 million, respectively, compared to a carrying amount of $149.7 million and $225.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs. See Note 8 for additional information on our debt arrangements.
10. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Three Months Ended March 31,
	2013	2012
		Predecessor
	(Dollars in millions)
Net assets of the Predecessor not assumed by SunCoke Energy Partners, L.P.:
Accounts receivable	$39.6	$—
Deferred taxes	18.9	—

11. Business Segment Disclosures
The Partnership derives its revenues from two cokemaking facilities, Haverhill and Middletown, located in Ohio. Both facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold. Accordingly, management believes that these facilities have similar long-term economic characteristics and thus have aggregated the facilities into one reportable segment.
Revenues by product are as follows:

	Three Months Ended March 31,
	2013	2012
		Predecessor
	(Dollars in millions)
Cokemaking Revenues	$173.8	$166.4
Energy Revenues	11.1	10.3
Sales and other operating revenue	$184.9	$176.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Cautionary Statement Concerning Forward-Looking Statements.”
The following discussion assumes that our business was operated as a separate entity prior to the IPO. The entities that own our cokemaking facilities have been acquired as a reorganization of entities under common control and have therefore been recorded at historical cost. Unless the context otherwise requires, references in this report to "the Partnership," "we," "us," or like terms, when used in a historical context (periods prior to January 24, 2013), refer to the cokemaking operations of our Predecessor. References when used in the present tense or prospectively (after January 24, 2013) refer to SunCoke Energy Partners, L.P. and its subsidiaries.
Overview
We have been recently formed as a Delaware limited partnership and acquired, on January 24, 2013, at the closing of our initial public offering ("IPO"), a 65 percent interest in each of two entities that own SunCoke Energy, Inc.'s ("SunCoke") Haverhill and Middletown cokemaking facilities and related assets. The Haverhill and Middletown facilities have a combined 300 cokemaking ovens with an aggregate capacity of approximately 1.7 million tons per year and an average age of 4 years. We currently operate at full capacity and sell coke to two primary customers: AK Steel and ArcelorMittal.
SunCoke is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 50 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which seeks to repurpose the coal’s liberated volatile components for other uses.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts toward steelmaking customers who require coke for their blast furnace.
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

(1)
Cokemaking capacity represents stated capacity for the production of blast furnace coke. The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is 578,000 tons per year.

All of our coke sales are made pursuant to long-term take-or-pay agreements. These coke sales agreements have an average remaining term of approximately 13 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel beginning in January 2014 under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. In addition, AK

Steel is required to pay a significant termination payment to us if it exercises its termination right prior to 2018. No other coke sales contract has an early termination clause. For a five year period following the IPO, SunCoke has agreed to purchase all of our coke production not taken by our customers in the event of a customer's default or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.
Items Impacting Comparability

•
Middletown Project Execution. We commenced operations at our Middletown, Ohio cokemaking facility in October 2011 and reached full production in the first quarter of 2012, ahead of previous expectations. In the three months ended March 31, 2013, the Middletown cokemaking facility produced 152 thousand tons of coke and contributed $70.0 million and $20.3 million to revenues and Adjusted EBITDA, respectively. This compares to production of 142 thousand tons of coke and contributions of $68.5 million and $11.5 million to revenues and Adjusted EBITDA, respectively, in the three months ended March 31, 2012. Beginning in 2013, the change in our cost recovery mechanism coupled with the absence of start-up costs incurred in 2012 contributed $4.8 million and $4.0 million, respectively, to the increase in Adjusted EBITDA.

•
Corporate Support Services. During the three months ended March 31, 2013 and 2012, we incurred $4.0 million and $4.7 million of allocated corporate costs, respectively, related to certain general and administrative costs for services provided to us by SunCoke. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations for periods subsequent to the IPO were recorded based upon the omnibus agreement. Due to this change in allocation methodology, corporate allocations for the three months ended March 31, 2013 were lower by approximately $0.9 million as compared to the three months ended March 31, 2012.

•
Interest Expense, net. Prior to the IPO, our primary source of liquidity was cash from operations and contributions from SunCoke. The Predecessor periods include $225.0 million of debt and related debt issuance costs that SunCoke allocated to us. In connection with this allocation, interest expense was also allocated to us. For the three months ended March 31, 2013 and 2012, our Combined and Consolidated Statements of Income included an allocation of interest expense of $0.6 million and $2.6 million, respectively.

Interest expense, net was $6.7 million for the three months ended March 31, 2013 compared to $2.6 million for the three months ended March 31, 2012. The increase of $4.1 million is due primarily to a $2.9 million charge incurred in the three months ended March 31, 2013 for the write-off of unamortized debt issuance costs and original issue discount related to the portion of our term loan extinguished in conjunction with the IPO. Additionally, $0.8 million of debt issuance costs were expensed immediately relating to the portion of the issuance of $150 million of senior notes that was considered a modification of the existing term loan discussed above.

•
Income Taxes. The historical Combined Financial Statements of our predecessor include U.S. federal income tax expenses calculated on a theoretical separate-return basis. Following the IPO, we do not pay federal income taxes on the operating income generated by our cokemaking subsidiaries. During the three months ended March 31, 2013, we recorded $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown facility. We also recorded $0.5 million of additional expense as a result of adjusting our valuation allowance associated with state and local income tax credits. All amounts relate to the Predecessor period.

•
Noncontrolling Interest. At the closing of the IPO, we acquired a 65 percent interest in each of two entities that own the Haverhill and Middletown facilities with SunCoke continuing to hold the remaining 35 percent interest. As a result, our distributable cash flow will not include distributions on SunCoke's interest in these entities and SunCoke's retained interest is recorded as noncontrolling interest in our consolidated financial statements. For the three months ended March 31, 2013, net income attributable to noncontrolling interest was $8.6 million. The Predecessor's combined financial statements include the results of 100 percent of Haverhill and Middletown.

Through its ownership of our general partner, SunCoke controls the operations of the two entities that own the Haverhill and Middletown facilities. The cash distribution policies of each of these two entities are to distribute all of their cash available for distribution each quarter on a pro rata basis, 35 percent to SunCoke and 65 percent to us. In determining the amounts available for distribution to our unitholders, the Board of Directors of our general partner will have the authority to consider the amount of cash reserves to be set aside, including reserves for future ongoing, environmental and replacement capital expenditures, working capital and other matters.

Results of Operations
We operate in one industry, deriving revenues from cokemaking facilities located in Ohio. Our facilities have similar long-term economic characteristics, products, production processes, types and classes of customers and methods used to distribute their products. Accordingly, we have one reportable segment. The following table sets forth amounts from the Combined and Consolidated Statements of Operations and other operating data for the three months ended ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	Predecessor
	(Dollars in millions)
Revenues
Sales and other operating revenue	$184.9	$176.7
Costs and operating expenses
Cost of products sold and operating expenses	138.4	143.5
Selling, general and administrative expenses	4.4	5.1
Depreciation expense	7.6	7.8
Total costs and operating expenses	150.4	156.4
Operating income	34.5	20.3
Interest expense, net	6.7	2.6
Income before income tax expense	27.8	17.7
Income tax expense	3.9	5.3
Net income	$23.9	$12.4

Less: Net income attributable to noncontrolling interests	8.6
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$15.3
Less: Predecessor net income prior to initial public offering on January 24, 2013	3.5
Net income attributable to Suncoke Energy Partners, L.P. subsequent to initial public offering	$11.8

Coke operating data
Capacity utilization (%)	109	104
Coke production volumes (thousands of tons)	442	428
Coke sales volumes (thousands of tons)	448	424
Adjusted EBITDA	$41.5	$29.4
Adjusted EBITDA per ton(1)	$92.63	$69.34

(1)	Reflects Adjusted EBITDA divided by sales volumes

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012
Revenues. Our total revenues, net of sales discounts, increased $8.2 million, or 4.6 percent, to $184.9 million for the three months ended March 31, 2013 compared to $176.7 million for the corresponding period of 2012. Total revenues include energy revenues of $11.1 million and $10.3 million for the three months ended March 31, 2013 and 2012, respectively. The increase in total revenues was primarily due to increased volumes of 24 thousand tons, or 5.7 percent, which contributed $9.4 million to the increase. Increased operating expense recovery of $1.6 million primarily attributable to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operating maintenance costs at our Middletown facility. An additional $1.3 million of the increase was driven primarily by lower sales discounts due to the expiration of federal income tax credits at our Haverhill facility in June 2012. These increases were partially offset by the pass-through of lower coal prices which decreased revenues by $5.0 million during the three months ended March 31, 2013.
Costs and Operating Expenses. Total operating expenses decreased $6.0 million, or 3.8 percent, to $150.4 million for the three months ended March 31, 2013 compared to $156.4 million for the corresponding period of 2012. The decrease was primarily attributable to the absence of $4.0 million of start-up costs at our Middletown facility when compared to the three months ended March 31, 2012 as well as improved coal-to-coke yields at our Haverhill facility. Selling, general and administrative expenses decreased $0.7 million, or 13.7 percent, primarily related to decreased corporate allocations. Depreciation expense was essentially flat between the two periods.
Interest Expense, net. Interest expense, net was 6.7 million for the three months ended March 31, 2013 compared to $2.6 million for the corresponding period of 2012. Comparability between periods is impacted by the financing arrangements discussed above.
Income Taxes. Income tax expense decreased $1.4 million to $3.9 million for the three months ended March 31, 2013 compared to $5.3 million for the corresponding period.  During the three months ended March 31, 2013, we reflected a tax benefit of $7.2 million due to the change in tax status of the entity to be taxed as a partnership, and recorded additional expense of $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown facility and $0.5 million as a result of adjusting our valuation allowance associated with a local income tax net operating loss carryforward.  During the three months ended March 31, 2012, we recorded $0.9 million of nonconventional fuel tax credits, which expired June 30, 2012, for our Haverhill facility. Our effective tax rate, excluding tax credits, change in tax status, and prior period adjustments, was 38.0 percent for the three months ended March 31, 2013 compared to 35.1 percent for the corresponding period of 2012.  The comparative increase in the effective tax rate is primarily the result of local income taxes and a valuation allowance associated with a local income tax net operating loss carryforward. We do not expect the local tax to effect our cash distributions as we do not expect to pay cash taxes until 2017.
Liquidity and Capital Resources
Prior to the IPO, our operations were funded from our operations and funding from SunCoke. Our cash receipts were deposited in SunCoke's bank accounts and cash disbursements were made from those accounts. Consequently, our historical financial statements for periods prior to the IPO have reflected no cash balances. Cash transactions processed on our behalf by SunCoke were reflected in parent net equity as intercompany advances between us and SunCoke. We completed the IPO on January 24, 2013 and now maintain our own bank accounts.
Our sources of liquidity include the retention of approximately $118.0 million of the proceeds from the IPO, our concurrent offering of senior notes, cash generated from operations, borrowings under our new revolving credit facility and, from time to time, debt and equity offerings. We operate in a capital-intensive industry, and our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves and pay distributions. We believe our current resources, including the potential borrowings under our new revolving credit facility discussed below, are sufficient to meet our working capital requirements for our current business for the foreseeable future. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund acquisitions and other expansion capital expenditures.
Concurrent with the closing of the IPO, we entered into a new $100.0 million revolving credit facility, which was undrawn at the closing of the IPO. We incurred issuance costs of $2.2 million in conjunction with entering into our new revolving credit facility. We also issued approximately $150.0 million aggregate principal amount of senior notes ("Partnership Notes"). During the three months ended March 31, 2013, proceeds from the issuance of the Partnership Notes were $146.3 million, net of $3.7 million of issuance costs.
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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
		Predecessor
	(Dollars in millions)
Net cash provided by operating activities	$5.7	$8.1
Net cash used in investing activities	(5.7)	(3.2)
Net cash provided by (used in) financing activities	106.2	(4.9)
Net increase in cash and cash equivalents	$106.2	$—
Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $2.4 million to $5.7 million for the three months ended March 31, 2013 from net cash provided by operations of $8.1 million for the three months ended March 31, 2012. The decrease was attributable to changes in working capital primarily driven by the build-up of the accounts receivable balance related to sales subsequent to the IPO as SunCoke did not contribute $39.6 million of Predecessor accounts receivable to the Partnership. The settlement of our liability for sales discounts at our Haverhill facility of $12.4 million also contributed to the decrease. These decreases were partially offset by improved operating performance at both of our facilities.
Cash Used in Investing Activities
Cash used in investing activities increased $2.5 million to $5.7 million for the three months ended March 31, 2013 as compared to the corresponding period in 2012. The increase is attributable to increased capital expenditures related to environmental remediation expenditures at our Haverhill facility of approximately $4.5 million partially offset by a reduction in on-going capital expenditures.
Cash Provided by (Used in) Financing Activities
The Predecessor's operations were funded with cash from operations and funding from SunCoke. As a result, none of SunCoke’s cash was assigned to us in the Combined Financial Statements for periods prior to the IPO and the changes in cash flow from operating and investing activities were the only impacts on our cash flow from financing activities for those periods. Transfers of cash to and from SunCoke’s financing and cash management program are reflected as a component of parent net equity on the Combined Balance Sheet and directly impact the Predecessor's cash flow from financing activities. Following the IPO, we maintain our own bank accounts.
Net cash provided by financing activities increased by $111.1 million to $106.2 million of net cash provided by financing activities for the three months ended March 31, 2013 from $4.9 million of net cash used in financing activities for the same prior year period. During the three months ended 2013, we received net proceeds of $232.0 million from the issuance of 13,500,000 common units in Suncoke Energy Partners, L.P. and $150.0 million from the issuance of the Partnership Notes. These increases were partially offset by the repayment of $225.0 million of our term loan, debt issuance costs of $5.9 million and distributions of $44.9 million to SunCoke, $33.1 million to reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets and $11.8 million of distributions from earnings of Haverhill and Middletown subsequent to the IPO.
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

The following table summarizes capital expenditures for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
		Predecessor
	(Dollars in millions)
Ongoing capital	$1.2	$3.3
Environmental remediation capital	4.5	—
Total	$5.7	$3.3
Our capital expenditures for 2013 are expected to be approximately $29 million, of which ongoing capital expenditures are anticipated to be approximately $14 million. Ongoing capital expenditures are capital expenditures made to maintain the existing operating capacity of our assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance, which are expensed as incurred, or significant replacement capital expenditures. We retained $67 million of proceeds from the IPO to pre-fund certain identified environmental capital expenditures. In 2012, we spent approximately $4.5 million in environmental remediation capital to comply with the expected terms of a consent decree negotiated with the EPA to resolve past NOVs with respect to our air permits and expect to spend approximately $15 million in 2013. SunCoke will indemnify us for certain environmental remediation costs.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2013. Please refer to our Annual Report on Form 10-K dated February 22, 2013 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards applicable to the Partnership that have been adopted during the three months ended March 31, 2013.
Non-GAAP Financial Measures
In addition to the GAAP results provided in the Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Reconciliation from GAAP to the non-GAAP measurement is presented below.
Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.
Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation (“EBITDA”), adjusted for sales discounts. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuels tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts because the eligibility to generate these tax credits expired on June 30, 2012. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses. Management believes Adjusted EBITDA is an important measure of the operating performance of the Partnership's net assets.
Adjusted EBITDA does not represent and should not be considered as an alternative to net income as determined by GAAP, and calculations thereof may not be comparable to those reported by other companies. We believe Adjusted EBITDA is an important measure of operating performance and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA is a measure of operating performance that is not defined by GAAP and should not be considered a substitute for net income as determined in accordance with GAAP.
Set forth below is additional detail as to how we use Adjusted EBITDA as a measure of operating performance, as well as a discussion of the limitations of Adjusted EBITDA as an analytical tool.
Operating Performance. Our management uses Adjusted EBITDA in a number of ways to assess our combined financial and operating performance, and we believe this measure is helpful to management in identifying trends in our performance. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance while neutralizing the impact of capital structure on financial results. Accordingly, we believe this metric measures our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.
Limitations. Other companies may calculate Adjusted EBITDA differently then we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income (loss) attributable to noncontrolling interests.
We explain Adjusted EBITDA and reconcile this non-GAAP financial measure to our net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP.
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended March 31,
	2013	2012
		Predecessor
	(Dollars in millions)
Adjusted EBITDA attributable to Predecessor/SunCoke Energy Partners, L.P.	$30.1	$29.4
Add: Adjusted EBITDA attributable to noncontrolling interest	11.4	—
Adjusted EBITDA	$41.5	$29.4
Subtract:
Depreciation expense	7.6	7.8
Interest expense, net	6.7	2.6
Income tax expense	3.9	5.3
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(1)	(0.6)	1.3
Net income	$23.9	$12.4
(1) At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to our customer at our Haverhill facility. During the three months ended March 31, 2013 we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our combined and consolidated statement of income.

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure disaggregated for periods prior to and subsequent to the IPO:

	SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.	Three Months Ended March 31, 2013
	Through	From
	January 23, 2013	January 24, 2013
	(Dollars in millions)
Adjusted EBITDA attributable to Predecessor/SunCoke Energy Partners, L.P.	$9.7	$20.4	$30.1
Add: Adjusted EBITDA attributable to noncontrolling interest	—	11.4	11.4
Adjusted EBITDA	$9.7	$31.8	$41.5
Subtract:
Depreciation expense	1.9	5.7	7.6
Interest expense, net	0.6	6.1	6.7
Income tax expense	3.7	0.2	3.9
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	—	(0.6)	(0.6)
Net income	$3.5	$20.4	$23.9
Below is a reconciliation of 2013 Estimated Adjusted EBITDA to its closest GAAP measure:

	2013
	Low	High
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$88.3	$93.0
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	44.0	47.0
Total Adjusted EBITDA	$132.3	$140.0
Subtract:
Depreciation expense	32.0	31.0
Interest expense, net	17.0	15.0
Income tax expense	4.7	4.7
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	(0.6)	(0.6)
Net income	$79.2	$89.9

(1)	Reflects the 35 percent ownership in the Haverhill and Middletown facilities retained by SunCoke for periods subsequent to the IPO.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this quarterly report on Form 10-Q concerning future distributions are subject to approval by the Board of Directors of our general partner and will be based upon circumstances then existing.
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
The risk factors discussed in the“Risk Factors” section of our Annual Report on Form 10-K could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for metallurgical coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•
changes in the marketplace that may affect supply and demand for our metallurgical coke products, including increased exports of coke from China and increasing competition from alternative steelmaking and cokemaking technologies that have the potential to reduce or eliminate the use of metallurgical coke;

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

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality requirements in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	nonperformance or force majeure by, or disputes with or changes in contract terms with major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations, including those relating to the global warming or other environmental matters;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•
claims of noncompliance with any statutory and regulatory requirements; changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

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
The factors identified above are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have material adverse effects on us. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Partnership's exposure to market risk since December 31, 2012.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.
Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 7 entitled "Commitments and Contingent Liabilities" to our Combined and Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Items 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 2, 2013, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Combined and Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; and, (iv) the Notes to Combined and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on May 1, 2013.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)