Form 10-Q
period 2013-06-30
SunCoke Energy Partners, L.P.
filed 2013-07-30
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35782

SUNCOKE ENERGY PARTNERS, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	35-2451470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1011 Warrenville Road, Suite 600
Lisle, Illinois 60532
(630) 824-1000
(Registrant’s telephone number, including area code)

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

The registrant had 15,711,559 common units and 15,709,697 subordinated units outstanding at July 26, 2013.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

Item 1.	Combined and Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$167.7	$182.1	$352.6	$358.8
Costs and operating expenses
Cost of products sold and operating expenses	126.0	147.6	264.4	291.1
Selling, general and administrative expenses	4.7	6.2	9.1	11.3
Depreciation expense	7.6	8.9	15.2	16.7
Total costs and operating expenses	138.3	162.7	288.7	319.1
Operating income	29.4	19.4	63.9	39.7
Interest expense, net	2.8	2.7	9.5	5.3
Income before income tax expense	26.6	16.7	54.4	34.4
Income tax expense	0.2	5.0	4.1	10.3
Net income	$26.4	$11.7	$50.3	$24.1

Less: Net income attributable to noncontrolling interests	10.6		19.2
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$15.8		$31.1
Less: Predecessor net income prior to initial public offering on January 24, 2013	—		3.5
Net income attributable to Suncoke Energy Partners, L.P. subsequent to initial public offering	$15.8		$27.6

General partner's interest in net income	$0.4		$0.6
Common unitholders' interest in net income	$7.7		$13.5
Subordinated unitholders' interest in net income	$7.7		$13.5

Weighted average common units outstanding (basic and diluted)	15.7		15.7
Weighted average subordinated units outstanding (basic and diluted)	15.7		15.7

Net income per common unit (basic and diluted)	$0.49		$0.86
Net income per subordinated unit (basic and diluted)	$0.49		$0.86

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	Predecessor
	(Dollars in millions)
Assets
Cash	$115.6	$—
Receivables	26.7	27.4
Inventories	56.3	63.2
Total current assets	198.6	90.6
Properties, plants and equipment, net	764.0	768.7
Deferred income taxes	—	21.4
Deferred charges and other assets	7.8	4.8
Total assets	$970.4	$885.5
Liabilities and Equity
Accounts payable	48.2	41.5
Accrued liabilities	3.6	17.0
Interest payable	4.8	—
Total current liabilities	56.6	58.5
Long-term debt	149.7	225.0
Deferred income taxes	1.6	—
Other deferred credits and liabilities	0.3	0.3
Total liabilities	208.2	283.8
Equity
Parent net equity	—	601.7
Held by public:
Common units (13,501,862 units issued and outstanding at June 30, 2013)	239.3	—
Held by parent:
Common units (2,209,697 units issued and outstanding at June 30, 2013)	40.6	—
Subordinated units (15,709,697 units issued and outstanding at June 30, 2013)	288.4	—
General partner interest (2% interest)	7.0	—
Partners' capital attributable to SunCoke Energy Partners, L.P./ parent net equity	575.3	601.7
Noncontrolling interest	186.9	—
Total equity	762.2	601.7
Total liabilities and partners'/parent net equity	$970.4	$885.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
		Predecessor
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$50.3	$24.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15.2	16.7
Deferred income tax expense	3.9	10.3
Changes in working capital pertaining to operating activities:
Receivables	(33.9)	2.9
Inventories	6.9	(1.8)
Accounts payable	6.7	(18.1)
Accrued liabilities	(13.4)	3.0
Interest payable	4.8	—
Other	3.2	0.1
Net cash provided by operating activities	43.7	37.2
Cash Flows from Investing Activities:
Capital expenditures	(10.5)	(5.5)
Net cash used in investing activities	(10.5)	(5.5)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	231.8	—
Proceeds from issuance of long-term debt	150.0	—
Payment for debt issuance costs related to the issuance of long-term debt	(5.9)	—
Repayment of long-term debt	(225.0)	—
Net transfer to parent	—	(31.7)
Distributions to unitholders (public and parent)	(9.8)	—
Distributions to SunCoke Energy, Inc.	(58.7)	—
Net cash provided by (used in) financing activities	82.4	(31.7)
Net increase in cash	115.6	—
Cash at beginning of period	—	—
Cash at end of period	$115.6	$—

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Equity
(Unaudited)

		Partnership
	Predecessor	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total
	(Dollars in millions)
At December 31, 2011	$623.2	$—	$—	$—	$—	$—	$623.2
Net income	24.1	—	—	—	—	—	24.1
Net increase in parent net equity	(31.7)	—	—	—	—	—	(31.7)
At June 30, 2012	$615.6	$—	$—	$—	$—	$—	$615.6

At December 31, 2012	$601.7	$—	$—	$—	$—	$—	$601.7
Predecessor net income prior to IPO on January 24, 2013	3.5	—	—	—	—	—	3.5
Predecessor net assets not assumed by SunCoke Energy Partners, L.P.	(53.2)	—	—	—	—	—	(53.2)
Allocation of 65 percent of net parent investment to unitholders	(358.7)	—	43.3	308.2	7.2	—	—
SunCoke Energy, Inc. 35 percent retained interest in Haverhill and Middletown	(193.3)	—	—	—	—	193.3	—
Proceeds from initial public offering, net of offering expenses	—	231.8	—	—	—	—	231.8
Unit-based compensation expense	—	0.1	—	—	—	—	0.1
Distributions to SunCoke Energy, Inc.	—	—	(4.0)	(28.5)	(0.6)	(25.6)	(58.7)
Distributions to unitholders	—	(4.1)	(0.7)	(4.8)	(0.2)	—	(9.8)
Partnership net income subsequent to IPO on January 24, 2013	—	11.5	2.0	13.5	0.6	19.2	46.8
At June 30, 2013	$—	$239.3	$40.6	$288.4	$7.0	$186.9	$762.2

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business and Basis of Presentation
SunCoke Energy Partners, L.P., (the "Partnership"), is a Delaware limited partnership formed in July 2012 which manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke"), a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. SunCoke owns the remaining 35 percent interest in each of Haverhill and Middletown. SunCoke, through its subsidiary, owns a 55.9 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2 percent general partner interest in us.
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
Quarterly Reporting
The accompanying Combined and Consolidated Financial Statements included herein have been prepared in conformity with GAAP for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.
Recently Issued Pronouncements
There are no recently issued accounting standards which are not yet effective that the Partnership believes would materially impact the Combined and Consolidated Financial Statements.

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
In conjunction with the closing of the IPO, we sold 13,500,000 common units, representing a 42.1 percent partnership interest in us, to the public at an initial public offering price of $19.00 per common unit. Gross proceeds from the offering were approximately $256.5 million and net proceeds were approximately $231.8 million after deducting underwriting discounts and offering expenses of $24.7 million, $6.0 million of which were paid by SunCoke in 2012 and reimbursed by us upon the closing of the IPO. We assumed and repaid $225.0 million of SunCoke's term loan debt and we retained $67.0 million for environmental capital expenditures of Haverhill and Middletown, $12.4 million for sales discounts related to tax credits owed to customers of Haverhill, and $39.6 million to replenish our working capital. We used a portion of the net proceeds from the IPO and the concurrent issuance and sale of senior notes discussed below to make a distribution of $33.1 million to SunCoke to, in effect, reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets, an interest in which SunCoke contributed to us in connection with the IPO pursuant to the Contribution Agreement described above.
Concurrent with the closing of the IPO, we and SunCoke Energy Partners Finance Corp., a Delaware corporation and a wholly owned subsidiary of ours, as co-issuers, issued $150.0 million aggregate principal amount of 7.375 percent senior notes ("Partnership Notes") due 2020 in a private placement to eligible purchasers. The Partnership Notes are the senior unsecured obligations of the co-issuers and are guaranteed on a senior unsecured basis by each of our existing and certain future subsidiaries other than SunCoke Energy Partners Finance Corp. We received net proceeds of approximately $146.3 million, net of debt issuance costs of $3.7 million, from the offering of the Partnership Notes. We also incurred $2.2 million of debt issuance costs related to entering into a $100.0 million revolving credit facility. See Note 9.
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
Allocated Expenses
Allocated expenses from SunCoke for general corporate and operations support costs totaled $4.1 million and $8.1 million for the three and six months ended June 30, 2013, respectively, and $5.2 million and $9.9 million for the three and six months ended June 30, 2012, respectively. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations for periods subsequent to the IPO were recorded based upon the omnibus agreement.
Parent Net Equity
Net transfers to parent are included within parent net equity within the Combined Financial Statements for periods prior to the IPO. The components included intercompany dividends, cash pooling and general financing activities, cash transfers for capital expenditures and corporate allocations, including income taxes.
3. Net Income Per Unit and Cash Distributions
The following is a summary of net income for the six months ended June 30, 2013 disaggregated between the Predecessor and the Partnership:

	SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.	Six Months Ended June 30, 2013
	Through	From
	January 23, 2013	January 24, 2013
Revenues	(Dollars in millions)
Sales and other operating revenue	$47.6	$305.0	$352.6
Costs and operating expenses
Cost of products sold and operating expenses	36.8	227.6	264.4
Selling, general and administrative expenses	1.1	8.0	9.1
Depreciation expense	1.9	13.3	15.2
Total costs and operating expenses	39.8	248.9	288.7
Operating income	7.8	56.1	63.9
Interest expense, net	0.6	8.9	9.5
Income before income tax expense	7.2	47.2	54.4
Income tax expense	3.7	0.4	4.1
Net income	$3.5	$46.8	$50.3
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2.0 percent interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 24, 2013. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the three months ended June 30, 2013, the weighted-average number of common and subordinated units outstanding was 15,710,699 units and 15,709,697 units, respectively.
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
The calculation of net income per unit is as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(Dollars in millions, except unit and per unit amounts)
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$15.8	$27.6
Less: General partner's interest in net income subsequent to initial public offering	0.4	0.6
Limited partners' interest in net income subsequent to initial public offering	$15.4	$27.0
Net income per limited partner unit:
Common - Public and SunCoke	$0.49	$0.86
Subordinated - SunCoke	$0.49	$0.86
Limited partner units outstanding:
Common units - Public	13.5	13.5
Common units - SunCoke	2.2	2.2
Subordinated units - SunCoke	15.7	15.7
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

In accordance with our partnership agreement, on April 23, 2013, we declared a quarterly cash distribution totaling $9.8 million, or $0.3071 per unit. In calculating this distribution, the minimum quarterly distribution was adjusted to reflect the period beginning on January 24, 2013, the closing date of the IPO, through March 31, 2013. This distribution was paid on May 31, 2013 to unitholders of record on May 15, 2013. There were no distributions declared or paid prior to this distribution.
On July 23, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $13.5 million, or $0.4225 per unit. The distribution will be paid on August 30, 2013 to unitholders of record on August 15, 2013.
The allocation of total quarterly cash distributions to general and limited partners is as follows. Our distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned as presented below:

	Three Months Ended March 31, 2013	Three Months Ended June 30, 2013
	(Dollars in millions)
General partner's interest	$0.2	$0.3
General partner's incentive distribution	—	—
Total General Partner's Distribution	$0.2	$0.3
Limited partners' distribution:
Common - Public and SunCoke	$4.8	$6.6
Subordinated - SunCoke	4.8	6.6
Total Cash Distributions	$9.8	$13.5
Cash distributions per unit applicable to limited partners	$0.3071	$0.4225

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
The calculation of net income allocated to the limited partners is as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net Income Attributable to Common Unitholders:	(Dollars in millions)
Distributions (a)	$6.6	$11.4
Undistributed earnings	1.1	2.1
Limited partners' interest in net income subsequent to initial public offering	$7.7	$13.5

Net Income Attributable to Subordinated Unitholders:
Distributions (a)	$6.6	$11.4
Undistributed earnings	1.1	2.1
Limited partners' interest in net income subsequent to initial public offering	$7.7	$13.5
(a) Distributions declared per unit	$0.4225	$0.7296
4. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. Earnings from our Middletown facility, however, are subject to a local income tax.
The Predecessor's tax provision has been determined on a theoretical separate-return basis. Prior to June 2012, the Predecessor received federal income tax credits for coke production from the Haverhill facility that provides coke to ArcelorMittal ("Haverhill 1") and the Haverhill facility that provides coke to AK Steel ("Haverhill 2"). These tax credits, which have been computed on an annualized basis for determining our effective tax rate, were earned for each ton of coke produced and sold during the four years after the initial coke production at each facility. The eligibility to generate tax credits for coke production expired in March 2009 and June 2012, respectively, for the Haverhill 1 and Haverhill 2 facilities.

The reconciliation of the income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(Dollars in millions)
Income tax expense at U.S. statutory rate of 35 percent	$9.3	$5.8	$19.0	$12.0
Increase (reduction) in income taxes resulting from:
Partnership income not subject to federal tax	(9.3)	—	(16.5)	—
Nonconventional fuel tax credit	—	(0.9)	—	(1.8)
Change in valuation allowance	—	—	0.5	—
Prior period adjustments	—	—	0.6	—
Local tax for our operating subsidiaries	0.2	—	0.5	—
Other	—	0.1	—	0.1
	$0.2	$5.0	$4.1	$10.3
The above income tax expense for the six months ended June 30, 2013 reflects a prior period adjustment of $0.6 million and a change in the valuation allowance of $0.5 million both related to Middletown local tax adjustments for the Predecessor.
5. Inventories
The Partnership's inventory consists of metallurgical coal, which is the principal raw material for the Partnership’s cokemaking operations; coke, which is the finished good sold by the Partnership to its customers; and materials, supplies and other.
These components of inventories were as follows:

	June 30, 2013	December 31, 2012
		Predecessor
	(Dollars in millions)
Coal	$37.6	$41.6
Coke	2.4	5.9
Material, supplies, and other	16.3	15.7
Total	$56.3	$63.2
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
		Predecessor
	(Dollars in millions)
Accrued sales discounts(1)	$—	$12.4
Accrued benefits	2.0	1.9
Other	1.6	2.7
Total	$3.6	$17.0

(1)
At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to our customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our consolidated statement of income.

7. Commitments and Contingent Liabilities
The Environmental Protection Agency ("EPA") has issued Notices of Violations (“NOVs”) for the Partnership’s Haverhill cokemaking facility which stem from alleged violations of the air emission operating permits for this facility. The Partnership is working in a cooperative manner with the EPA and the Ohio Environmental Protection Agency ("OEPA") to address the allegations, and a Consent Decree among the parties was lodged in federal court in June 2013. The settlement includes a civil penalty for alleged past violations that will be paid by SunCoke. Further, the Partnership will undertake capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. As a result of recent discussions with the EPA, our Predecessor spent $4.5 million related to these projects in 2012 and the Partnership expects to spend approximately $25 million in 2013 and an additional $47 million in the 2014 to 2016 timeframe.
The Southwest Ohio Air Quality Agency (SWOAQA) also issued an NOV to the Middletown facility in November 2012. Our Predecessor responded to the NOV by providing a carbon injection plan requested by SWOAQA. At present, the Partnership cannot assess whether there will be a monetary penalty or any future citations, but any potential penalty will be paid by SunCoke, and we do not expect such a penalty or citations to be material to the financial position, results of operations or cash flows of the Partnership at June 30, 2013.
The Partnership is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Partnership at June 30, 2013.
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
Though SunCoke is the legal entity obligated to repay the Term Loan, effective July 26, 2011, SunCoke allocated $225.0 million of the Term Loan and related debt issuance costs of $5.7 million to our Predecessor. Interest expense and amortization of debt issuance costs has been allocated to our Predecessor beginning on July 26, 2011 and totaled $0.6 million for the six months ended June 30, 2013 and $2.7 million and $5.3 million for the three and six months ended June 30, 2012, respectively. The amount of consolidated debt attributed to the Combined and Consolidated Financial Statements may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded partnership for periods prior to the IPO. Prior to entering into the Credit Agreement, SunCoke did not have any external debt, and no debt or interest expense was allocated to our Predecessor. On January 24, 2013, in conjunction with the IPO, we assumed and repaid the $225.0 million of the Term Loan that was allocated to us. In conjunction with the repayment, we incurred a charge of approximately $2.9 million representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan extinguished, which is recorded in interest expense, net on the consolidated statement of income.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. At June 30, 2013, no material fair value adjustments were required for these financial assets and liabilities.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2013, the estimated fair value of the Partnership's long-term debt was $153.3 million compared to a carrying amount of $149.7 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 3 inputs. See Note 8 for additional information on our debt arrangements.
10. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Six Months Ended June 30,
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
Revenues by product are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(Dollars in millions)
Cokemaking revenues	$156.8	$171.5	$330.6	$337.9
Energy revenues	10.9	10.6	22.0	20.9
Sales and other operating revenue	$167.7	$182.1	$352.6	$358.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We have been recently formed as a Delaware limited partnership and acquired, on January 24, 2013, at the closing of our initial public offering ("IPO"), a 65 percent interest in each of two entities that own SunCoke Energy, Inc.'s ("SunCoke") Haverhill and Middletown cokemaking facilities and related assets. The Haverhill and Middletown facilities have a combined 300 cokemaking ovens with an aggregate stated capacity of approximately 1.7 million tons per year and an average age of 4 years. We currently operate at full capacity and sell coke to two primary customers: AK Steel and ArcelorMittal.
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

(1)
Cokemaking capacity represents stated capacity for the production of blast furnace coke. The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is 578 thousand tons per year.

All of our coke sales are made pursuant to long-term take-or-pay agreements. These coke sales agreements have an average remaining term of approximately 13 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel beginning in January 2014 under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. In addition, AK

Steel is required to pay a significant termination payment to us if it exercises its termination right prior to 2018. No other coke sales contract has an early termination clause. For a five year period following the IPO, SunCoke has agreed to make us whole or purchase all of our coke production not taken by our customers in the event of a customer's default or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.

Recent Developments

•
Coal handling transaction. On June 26, 2013, the Partnership announced that it reached an agreement in principle to acquire the assets and business operations of Lakeshore Coal Handling Corporation (“Lakeshore”) for a proposed purchase price of $29.6 million. This is expected to be an all cash transaction and is anticipated to close in the third quarter of 2013, subject to execution of a definitive agreement and customary closing conditions. Previously, purchase option rights to Lakeshore were held by the SunCoke entity that owns Indiana Harbor pursuant to the terms of its contract with Lakeshore. Concurrent with the closing of the transaction, the Partnership will pay $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor, in exchange for the option to purchase Lakeshore. We expect Adjusted EBITDA of approximately $2 million from Lakeshore during the balance of 2013, excluding the $1.8 million payment to DTE Energy Company.

•
AK Steel Middletown outage. We cooperated with AK Steel on its projected second half of 2013 coke needs after a recent blast furnace outage at their Middletown plant. Specifically, due to this outage, we have agreed to manage production at our Haverhill cokemaking facility to be consistent with annual contract maximums and to temporarily scale back coke production at our Middletown facility to name plate capacity levels in the second half of 2013. In addition, we plan to provide AK Steel extended payment terms on December 2013 coke production of 50 thousand tons. Based on actual production levels, SunCoke, our general partner, pursuant to our omnibus agreement, will remit to us on a quarterly basis the amounts due under normal contract terms and hold the extended-term receivables with AK Steel.  Based on these anticipated arrangements, we do not expect a material impact to our current 2013 outlook. Should we experience any adverse effects from this outage, our omnibus agreement with our general partner requires that SunCoke make us whole.

Items Impacting Comparability

•
Middletown Project Execution. We commenced operations at our Middletown, Ohio cokemaking facility in October 2011 and reached full production during the first quarter of 2012. In the three months ended June 30, 2013, the Middletown cokemaking facility produced 158 thousand tons of coke and contributed $65.0 million and $18.5 million to revenues and Adjusted EBITDA, respectively. This compares to production of 146 thousand tons of coke and contributions of $72.0 million and $13.4 million to revenues and Adjusted EBITDA, respectively, in the three months ended June 30, 2012. In the six months ended June 30, 2013, the Middletown cokemaking facility produced 310 thousand tons of coke and contributed $135.0 million and $38.8 million to revenues and Adjusted EBITDA, respectively. This compares to production of 288 thousand tons of coke and contributions of $140.5 million and $24.3 million to revenues and Adjusted EBITDA, respectively, in the six months ended June 30, 2012. Middletown revenue for the three and six months ended June 30, 2013 benefited from increased operating cost recovery of $1.5 million and $3.6 million, respectively, due to a change in the recovery mechanism from a fixed operating fee per ton in 2012 to a budgeted amount per ton based on the full recovery of expected operating maintenance costs in 2013. Middletown Adjusted EBITDA included higher costs and lower than expected coal-to-coke yield performance of $1.5 million and $5.5 million ($4.0 million related to start-up costs) for the three and six months ended June 30, 2012, respectively.

•
Corporate Support Services. We incurred allocated expenses of $4.1 million and $5.2 million in the three months ended June 30, 2013 and 2012, respectively and $8.1 million and $9.9 million in the six months ended June 30, 2013 and 2012, respectively. These allocated costs are related to general and administrative costs for services provided to us by SunCoke and include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations for periods subsequent to the IPO were recorded based upon the omnibus agreement.

•
Interest Expense, net. The Predecessor periods include $225.0 million of term loan debt ("Term Loan") and debt related issuance costs that SunCoke allocated to us. Concurrent with the IPO, we issued $150 million in senior notes ("Partnership Notes") with an interest rate of 7.375 percent and repaid the Term Loan allocated from SunCoke. The weighted average interest rate for borrowings outstanding under the Term Loan during 2012 was 4.07 percent.

We incurred a $2.9 million charge in the first quarter of 2013 for the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan extinguished in conjunction with the IPO. Additionally, $0.8 million of debt issuance costs were expensed immediately relating to the portion of the Partnership Notes that was considered a modification of the existing Term Loan.

Interest expense, net was $9.5 million and $5.3 million for six months ended June 30, 2013 and 2012, respectively. The six months ended June 30, 2013 was impacted by the $3.7 million in expenses discussed above. The remaining increase of $0.5 million was primarily due to higher interest rates partially offset by lower debt balances after the closing of the IPO and related transactions.

•
Income Taxes. The historical Combined Financial Statements of our predecessor include U.S. federal income tax expense calculated on a theoretical separate-return basis. Following the IPO, we do not pay federal income taxes on the operating income generated by our cokemaking subsidiaries. During the first quarter of 2013, we recorded $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown facility. We also recorded $0.5 million of additional expense as a result of adjusting our valuation allowance associated with state and local income tax credits. All amounts relate to the Predecessor period.

•
Noncontrolling Interest. At the closing of the IPO, we acquired a 65 percent interest in each of two entities that own the Haverhill and Middletown facilities with SunCoke continuing to hold the remaining 35 percent interest. As a result, our distributable cash flow will not include distributions on SunCoke's interest in these entities and SunCoke's retained interest is recorded as noncontrolling interest in our consolidated financial statements. For the three and six months ended June 30, 2013, net income attributable to noncontrolling interest was $10.6 million and $19.2 million, respectively. The Predecessor's combined financial statements include the results of 100 percent of Haverhill and Middletown.

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

Results of Operations
We operate in one industry, deriving revenues from cokemaking facilities located in Ohio. Our facilities have similar long-term economic characteristics, products, production processes, types and classes of customers and methods used to distribute their products. Accordingly, we have one reportable segment. The following table sets forth amounts from the Combined and Consolidated Statements of Operations and other operating data for the three and six months ended ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	Predecessor	(Unaudited)	Predecessor
	(Dollars in millions)
Revenues
Sales and other operating revenue	$167.7	$182.1	$352.6	$358.8
Costs and operating expenses
Cost of products sold and operating expenses	126.0	147.6	264.4	291.1
Selling, general and administrative expenses	4.7	6.2	9.1	11.3
Depreciation expense	7.6	8.9	15.2	16.7
Total costs and operating expenses	138.3	162.7	288.7	319.1
Operating income	29.4	19.4	63.9	39.7
Interest expense, net	2.8	2.7	9.5	5.3
Income before income tax expense	26.6	16.7	54.4	34.4
Income tax expense	0.2	5.0	4.1	10.3
Net income	$26.4	$11.7	$50.3	$24.1

Less: Net income attributable to noncontrolling interests	10.6		19.2
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$15.8		$31.1
Less: Predecessor net income prior to initial public offering on January 24, 2013	—		3.5
Net income attributable to Suncoke Energy Partners, L.P. subsequent to initial public offering	$15.8		$27.6

Coke operating data
Capacity utilization (%)	111	108	110	106
Coke production volumes (thousands of tons)	455	443	897	872
Coke sales volumes (thousands of tons)	458	430	906	854
Adjusted EBITDA	$37.0	$29.7	$78.5	$59.1
Adjusted EBITDA per ton(1)	$80.79	$69.07	$86.64	$69.20

(1)	Reflects Adjusted EBITDA divided by sales volumes

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012
Revenues. Our total revenues, net of sales discounts, decreased $14.4 million, or 7.9 percent, to $167.7 million for the three months ended June 30, 2013 compared to $182.1 million for the corresponding period of 2012. Total revenues include energy revenues of $10.9 million and $10.6 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in total revenues was primarily due to the pass-through of lower coal costs which declined approximately $50 per ton in the three months ended June 30, 2013 as compared to the same prior year period and contributed $27.3 million to the decrease. Increased volumes of 28 thousand tons, or 6.5 percent, contributed $11.2 million to revenues. The remaining offset of $1.4 million was primarily due to increased operating expense recovery as a result of the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operating maintenance costs at our Middletown facility.
Costs and Operating Expenses. Total operating expenses decreased $24.4 million, or 15.0 percent, to $138.3 million for the three months ended June 30, 2013 compared to $162.7 million for the corresponding period of 2012. The decrease was primarily attributable to lower coal costs which decreased approximately $50 per ton for the three months ended June 30, 2013 as compared to the same period in 2012. Selling, general and administrative expenses decreased $1.5 million, or 24.2 percent, primarily related to decreased corporate allocations. Depreciation expense decreased $1.3 million primarily due to accelerated depreciation of certain assets in the prior period at our Haverhill facility.
Interest Expense, net. Interest expense, net was $2.8 million for the three months ended June 30, 2013 compared to $2.7 million for the corresponding period of 2012. Comparability between periods is impacted by the financing arrangements discussed above.

Income Taxes. Income tax expense decreased $4.8 million to $0.2 million for the three months ended June 30, 2013 compared to $5.0 million for the corresponding period. The periods presented are not comparable as, following the IPO, the Partnership is not subject to federal or state income taxes. Earnings from our Middletown facility, however, are subject to a local income tax which is reflected in the current period. We do not expect the local tax to effect our cash distributions as we do not expect to pay cash taxes until 2017.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012
Revenues. Our total revenues, net of sales discounts, decreased $6.2 million, or 1.7 percent, to $352.6 million for the six months ended June 30, 2013 compared to $358.8 million for the corresponding period of 2012. Total revenues include energy revenues of $22.0 million and $20.9 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in total revenues was primarily due to the pass-through of lower coal costs which declined approximately $50 per ton in the six months ended June 30, 2013 as compared to the same prior year period and contributed approximately $32.3 million to the decrease. This decrease was partially offset by increased volumes of 52 thousand tons, or 6.1 percent, which contributed $20.7 million to the increase. Increased operating expense recovery of $3.3 million primarily attributable to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operating maintenance costs at our Middletown facility further offset the decrease. Decreased sales discounts of $1.0 million due primarily to the expiration of federal income tax credits at our Haverhill facility in June 2012 further offset the decrease in revenues.
Costs and Operating Expenses. Total operating expenses decreased $30.4 million, or 9.5 percent, to $288.7 million for the six months ended June 30, 2013 compared to $319.1 million for the corresponding period of 2012. The decrease was primarily attributable to lower coal costs which decreased approximately $50 per ton for the six months ended June 30, 2013. Also contributing to the decrease was the absence of $4.0 million of start-up costs at our Middletown facility when compared to the six months ended June 30, 2012, as well as improved coal-to-coke yields at our Haverhill facility. Selling, general and administrative expenses decreased $2.2 million, or 19.5 percent, primarily related to decreased corporate allocations. Depreciation expense decreased $1.5 million due to accelerated depreciation of certain assets in the prior period at our Haverhill facility.
Interest Expense, net. Interest expense, net was $9.5 million for the six months ended June 30, 2013 compared to $5.3 million for the corresponding period of 2012. Comparability between periods is impacted by the financing arrangements discussed above.
Income Taxes. Income tax expense decreased $6.2 million to $4.1 million for the six months ended June 30, 2013 compared to $10.3 million for the corresponding period of 2012. The periods presented are not comparable as, following the IPO, the Partnership is not subject to federal or state income taxes. Earnings from our Middletown facility, however, are subject to a local income tax which is reflected in the current period, including additional expense of $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown facility and a $0.5 million adjustment to our valuation allowance associated with a local income tax net operating loss carryforward. We do not expect the local tax to effect our cash distribution as we do not expect to pay cash taxes until 2017.

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

Concurrent with the closing of the IPO, we entered into a new $100.0 million revolving credit facility, which was undrawn at the closing of the IPO. We incurred issuance costs of $2.2 million in conjunction with entering into our new revolving credit facility. We also issued approximately $150.0 million aggregate principal amount of senior notes ("Partnership Notes"). During the six months ended June 30, 2013, proceeds from the issuance of the Partnership Notes were $146.3 million, net of $3.7 million of issuance costs.
In accordance with our partnership agreement, on April 23, 2013, we declared a quarterly cash distribution totaling $9.8 million, or $0.3071 per unit. In calculating this distribution, the minimum quarterly distribution was adjusted to reflect the period beginning on January 24, 2013, the closing date of the IPO, through March 31, 2013. This distribution was paid on May 31, 2013 to unitholders of record on May 15, 2013. There were no distributions declared or paid prior to this distribution.
On July 23, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $13.5 million, or $0.4225 per unit. The distribution will be paid on August 30, 2013 to unitholders of record on August 15, 2013.
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
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
		Predecessor
	(Dollars in millions)
Net cash provided by operating activities	$43.7	$37.2
Net cash used in investing activities	(10.5)	(5.5)
Net cash provided by (used in) financing activities	82.4	(31.7)
Net increase in cash and cash equivalents	$115.6	$—
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $6.5 million to $43.7 million for the six months ended June 30, 2013 from net cash provided by operations of $37.2 million for the six months ended June 30, 2012. The increase was primarily due to the contribution of earnings from both of our facilities, as well as an increase in accounts payable of approximately $6.7 million related to the timing of payments. These increases were partially offset by changes in working capital primarily driven by the build-up of the accounts receivable balance related to sales subsequent to the IPO as SunCoke did not contribute $39.6 million of Predecessor accounts receivable to the Partnership and the settlement of our liability for sales discounts at our Haverhill facility of $12.4 million.
Cash Used in Investing Activities
Cash used in investing activities increased $5.0 million to $10.5 million for the six months ended June 30, 2013 as compared to the corresponding period in 2012. The increase is attributable to increased capital expenditures related to environmental remediation expenditures at our Haverhill facility of approximately $7.4 million partially offset by a reduction in on-going capital expenditures.
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
Net cash provided by financing activities increased by $114.1 million to $82.4 million of net cash provided by financing activities for the six months ended June 30, 2013 from $31.7 million of net cash used in financing activities for the same prior year period. During the three months ended 2013, we received net proceeds of $231.8 million from the issuance of 13,500,000 common units in Suncoke Energy Partners, L.P. and $150.0 million from the issuance of the Partnership Notes. These increases were partially offset by the repayment of $225.0 million of our term loan, debt issuance costs of $5.9 million and distributions of $58.7 million to SunCoke, $33.1 million to reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets and $25.6 million of distributions from earnings of Haverhill and Middletown subsequent to the IPO. Distributions to unitholders of $9.8 million further offset the increase.
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

The following table summarizes capital expenditures for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
		Predecessor
	(Dollars in millions)
Ongoing capital	$3.1	$5.5
Environmental remediation capital	7.4	—
Total	$10.5	$5.5
Our capital expenditures for 2013 are now expected to be approximately $38 million, of which ongoing capital expenditures are anticipated to be approximately $13 million. Previously, we expected 2013 capital expenditures to be approximately $29 million, of which ongoing capital expenditures were anticipated to be approximately $14 million. Ongoing capital expenditures are capital expenditures made to maintain the existing operating capacity of our assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance, which are expensed as incurred. We retained $67 million of proceeds from the IPO to pre-fund certain identified environmental capital expenditures. In 2012, we spent approximately $4.5 million in environmental remediation capital to comply with the expected terms of a consent decree negotiated with the EPA to resolve past NOVs with respect to our air permits and now expect to spend approximately $25 million in 2013, up from $15 million as previously expected. SunCoke will indemnify us for certain environmental remediation costs.
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
Investments
On June 26, 2013, we announced that we reached an agreement in principle to acquire the assets, specified liabilities and business operations of Lakeshore Coal Handling Corporation ("Lakeshore") for a proposed purchase price of $29.6 million. This investment was not included in our previous guidance.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2013. Please refer to our Annual Report on Form 10-K dated February 22, 2013 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards applicable to the Partnership that have been adopted during the six months ended June 30, 2013.
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
We believe Adjusted EBITDA is an important measure of operating performance and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA is a measure of operating performance that is not defined by GAAP, does not represent and should not be considered a substitute for net income as determined in accordance with GAAP. Calculations of Adjusted EBITDA may not be comparable to those reported by other companies.
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
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$23.7	$29.7	$53.8	$59.1
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	13.3	—	24.7	—
Adjusted EBITDA	$37.0	$29.7	$78.5	$59.1
Subtract:
Depreciation expense	7.6	8.9	15.2	16.7
Interest expense, net	2.8	2.7	9.5	5.3
Income tax expense	0.2	5.0	4.1	10.3
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(2)	—	1.4	(0.6)	2.7
Net income	$26.4	$11.7	$50.3	$24.1
(1) Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.
(2) At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to our customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our combined and consolidated statement of income.
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure disaggregated for periods prior to and subsequent to the IPO:

	SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.	Six Months Ended June 30, 2013
	Through	From
	January 23, 2013	January 24, 2013
	(Dollars in millions)
Adjusted EBITDA attributable to Predecessor/SunCoke Energy Partners, L.P.	$9.7	$44.1	$53.8
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	—	24.7	24.7
Adjusted EBITDA	$9.7	$68.8	$78.5
Subtract:
Depreciation expense	1.9	13.3	15.2
Interest expense, net	0.6	8.9	9.5
Income tax expense	3.7	0.4	4.1
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	—	(0.6)	(0.6)
Net income	$3.5	$46.8	$50.3

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

Below is a reconciliation of 2013 Estimated Adjusted EBITDA to its closest GAAP measure:

	2013
	Low	High
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$85.8	$90.5
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	(48.5)	(51.0)
Total Adjusted EBITDA	$134.3	$141.5
Subtract:
Depreciation expense	31.5	30.5
Interest expense, net	17.0	15.0
Income tax expense	4.7	4.7
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	(0.6)	(0.6)
Net income	$81.7	$91.9

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, filed with the Securities and Exchange Commission on July 30, 2013, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Combined and Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; and, (iv) the Notes to Combined and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on July 30, 2013.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)