Form 10-Q
period 2013-09-30
SunCoke Energy Partners, L.P.
filed 2013-10-30
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The registrant had 15,712,405 common units and 15,709,697 subordinated units outstanding at October 25, 2013.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

Item 1.	Combined and Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$162.0	$195.2	$514.6	$554.0
Costs and operating expenses
Cost of products sold and operating expenses	118.9	155.3	383.3	446.4
Selling, general and administrative expenses	7.4	5.2	16.5	16.5
Depreciation expense	8.3	7.7	23.5	24.4
Total costs and operating expenses	134.6	168.2	423.3	487.3
Operating income	27.4	27.0	91.3	66.7
Interest expense, net	2.8	2.5	12.3	7.8
Income before income tax expense	24.6	24.5	79.0	58.9
Income tax expense	0.1	7.1	4.2	17.4
Net income	$24.5	$17.4	$74.8	$41.5

Less: Net income attributable to noncontrolling interests	10.8		30.0
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$13.7		$44.8
Less: Predecessor net income prior to initial public offering on January 24, 2013	—		3.5
Net income attributable to Suncoke Energy Partners, L.P. subsequent to initial public offering	$13.7		$41.3

General partner's interest in net income	$0.3		$0.9
Common unitholders' interest in net income	$6.7		$20.2
Subordinated unitholders' interest in net income	$6.7		$20.2

Weighted average common units outstanding (basic and diluted)	15.7		15.7
Weighted average subordinated units outstanding (basic and diluted)	15.7		15.7

Net income per common unit (basic and diluted)	$0.43		$1.29
Net income per subordinated unit (basic and diluted)	$0.43		$1.29

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	Predecessor
	(Dollars in millions)
Assets
Cash	$78.5	$—
Receivables	26.0	27.4
Inventories	57.9	63.2
Total current assets	162.4	90.6
Properties, plants and equipment, net	792.5	768.7
Deferred income taxes	—	21.4
Deferred charges and other assets	7.9	4.8
Total assets	$962.8	$885.5

Liabilities and Equity
Accounts payable	$41.5	$41.5
Accrued liabilities	3.5	17.0
Interest payable	1.8	—
Payable to affiliate	0.7	—
Total current liabilities	47.5	58.5
Long-term debt	149.7	225.0
Deferred income taxes	1.7	—
Other deferred credits and liabilities	0.3	0.3
Total liabilities	199.2	283.8

Equity
Parent net equity	—	601.7
Held by public:
Common units (13,502,708 units issued and outstanding at September 30, 2013)	239.4	—
Held by parent:
Common units (2,209,697 units issued and outstanding at September 30, 2013)	40.8	—
Subordinated units (15,709,697 units issued and outstanding at September 30, 2013)	288.9	—
General partner interest (2% interest)	7.6	—
Partners' capital attributable to SunCoke Energy Partners, L.P./ parent net equity	576.7	601.7
Noncontrolling interest	186.9	—
Total equity	763.6	601.7
Total liabilities and partners'/parent net equity	$962.8	$885.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
		Predecessor
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$74.8	$41.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23.5	24.4
Deferred income tax expense	3.9	17.4
Changes in working capital pertaining to operating activities, net of acquisition:
Receivables	(33.2)	(22.6)
Inventories	8.0	(4.4)
Accounts payable	—	(25.6)
Accrued liabilities	(13.5)	—
Interest payable	1.8	—
Other	4.4	—
Net cash provided by operating activities	69.7	30.7

Cash Flows from Investing Activities:
Capital expenditures	(20.4)	(8.1)
Acquisition of business	(28.6)	—
Net cash used in investing activities	(49.0)	(8.1)

Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	231.8	—
Proceeds from issuance of long-term debt	150.0	—
Payment for debt issuance costs related to the issuance of long-term debt	(6.8)	—
Repayment of long-term debt	(225.0)	—
Net transfer to parent	—	(22.6)
Capital contribution from SunCoke Energy Partners GP LLC	0.6	—
Distributions to unitholders (public and parent)	(23.3)	—
Distributions to SunCoke Energy, Inc.	(69.5)	—
Net cash provided by (used in) financing activities	57.8	(22.6)
Net increase in cash	78.5	—
Cash at beginning of period	—	—
Cash at end of period	$78.5	$—

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Equity
(Unaudited)

		Partnership
	Predecessor	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total
	(Dollars in millions)
At December 31, 2011	$623.2	$—	$—	$—	$—	$—	$623.2
Net income	41.5	—	—	—	—	—	41.5
Net increase in parent net equity	(22.6)	—	—	—	—	—	(22.6)
At September 30, 2012	$642.1	$—	$—	$—	$—	$—	$642.1

At December 31, 2012	$601.7	$—	$—	$—	$—	$—	$601.7
Predecessor net income prior to IPO on January 24, 2013	3.5	—	—	—	—	—	3.5
Predecessor net assets not assumed by SunCoke Energy Partners, L.P.	(52.6)	—	—	—	—	—	(52.6)
Allocation of 65 percent of net parent investment to unitholders	(359.3)	—	43.5	308.6	7.2	—	—
SunCoke Energy, Inc. 35 percent retained interest in Haverhill and Middletown	(193.3)	—	—	—	—	193.3	—
Proceeds from initial public offering, net of offering expenses	—	231.8	—	—	—	—	231.8
Unit-based compensation expense	—	0.1	—	—	—	—	0.1
Capital contribution from SunCoke Energy Partners GP LLC	—	—	—	—	0.6	—	0.6
Distributions to SunCoke Energy, Inc.	—	—	(4.0)	(28.5)	(0.6)	(36.4)	(69.5)
Distributions to unitholders	—	(9.8)	(1.6)	(11.4)	(0.5)	—	(23.3)
Partnership net income subsequent to IPO on January 24, 2013	—	17.3	2.9	20.2	0.9	30.0	71.3
At September 30, 2013	$—	$239.4	$40.8	$288.9	$7.6	$186.9	$763.6

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business and Basis of Presentation
SunCoke Energy Partners, L.P., (the "Partnership"), is a Delaware limited partnership formed in July 2012 which manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke"), a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. SunCoke owns the remaining 35 percent interest in each of Haverhill and Middletown. SunCoke, through its subsidiary, owns a 55.9 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2 percent general partner interest in us. On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation, a coal handling and blending service provider. See Note 3.
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
Effective July 26, 2011, SunCoke allocated $225.0 million of debt and related debt issuance costs to the Predecessor. In connection with this allocation, interest expense was also allocated to the Predecessor. Prior to July 26, 2011, SunCoke did not have any external debt, and no debt or interest expense was allocated to the Predecessor. See Note 9.
Quarterly Reporting
The accompanying Combined and Consolidated Financial Statements included herein have been prepared in conformity with GAAP for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.
Recently Issued Pronouncements
There are no recently issued accounting standards which are not yet effective that the Partnership believes would materially impact the Combined and Consolidated Financial Statements.

2. Initial Public Offering and Related Party Transactions
Initial Public Offering
On January 23, 2013, in anticipation of the closing of the IPO, we entered into a contribution agreement with Sun Coal & Coke, a subsidiary of SunCoke, and our general partner (the "Contribution Agreement"). Pursuant to the Contribution Agreement, upon the closing of the IPO on January 24, 2013, Sun Coal & Coke contributed to us an interest in each of Haverhill and Middletown which resulted in our owning a 65 percent interest in each of Haverhill and Middletown. In exchange, our general partner continued to hold a 2.0 percent general partner interest in us and we issued to our general partner incentive distribution rights ("IDRs") in us. We also issued to Sun Coal & Coke 2,209,697 common units and 15,709,697 subordinated units. The 35 percent interest in each of Haverhill and Middletown retained by Sun Coal & Coke is recorded as a noncontrolling interest of the Partnership.
In conjunction with the closing of the IPO, we sold 13,500,000 common units, representing a 42.1 percent partnership interest, to the public at an initial public offering price of $19.00 per common unit. Gross proceeds from the offering were approximately $256.5 million and net proceeds were approximately $231.8 million after deducting underwriting discounts and offering expenses of $24.7 million, $6.0 million of which were paid by SunCoke in 2012 and reimbursed by us upon the closing of the IPO. We assumed and repaid $225.0 million of SunCoke's term loan debt and we retained $67.0 million for environmental capital expenditures of Haverhill and Middletown, $12.4 million for sales discounts related to tax credits owed to customers of Haverhill, and $39.6 million to replenish our working capital. We used a portion of the net proceeds from the IPO and the concurrent issuance and sale of senior notes discussed below to make a distribution of $33.1 million to SunCoke to, in effect, reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets, an interest in which SunCoke contributed to us in connection with the IPO pursuant to the Contribution Agreement described above.
Concurrent with the closing of the IPO, we and SunCoke Energy Partners Finance Corp., a Delaware corporation and a wholly owned subsidiary of ours, as co-issuers, issued $150.0 million aggregate principal amount of 7.375 percent senior notes ("Partnership Notes") due 2020 in a private placement to eligible purchasers. The Partnership Notes are the senior unsecured obligations of the co-issuers and are guaranteed on a senior unsecured basis by each of our existing and certain future subsidiaries other than SunCoke Energy Partners Finance Corp. We received net proceeds of approximately $146.3 million, net of debt issuance costs of $3.7 million, from the offering of the Partnership Notes. We also incurred $2.2 million of debt issuance costs related to entering into a revolving credit facility. See Note 9.
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
Potential Defaults by Coke Agreement Counterparties. For a period of five years from the closing date of the IPO, SunCoke has agreed to make us whole (including an obligation to pay for coke) to the extent (i) AK Steel exercises the early termination right provided in its Haverhill coke sales agreement, (ii) any customer fails to purchase coke or defaults in payment under its coke sales agreement (other than by reason of force majeure or our default) or (iii) we amend a coke sales agreement's terms to reduce a customer's purchase obligation as a result of the customer's financial distress. We and SunCoke will share in any damages and other amounts recovered from third parties arising from such events in proportion to our relative losses. During the third quarter of 2013, SunCoke, through the general partner, made a capital contribution of $0.6 million to us as a result of scaled back production.
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
Allocated Expenses
Allocated expenses from SunCoke for general corporate and operations support costs totaled $4.1 million and $12.2 million for the three and nine months ended September 30, 2013, respectively, and $5.3 million and $15.2 million for the three and nine months ended September 30, 2012, respectively. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations for periods subsequent to the IPO were recorded based upon the omnibus agreement.
Parent Net Equity
Net transfers to parent are included within parent net equity within the Combined Financial Statements for periods prior to the IPO. The components included intercompany dividends, cash pooling and general financing activities, cash transfers for capital expenditures and corporate allocations, including income taxes.

3. Acquisition
On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal") for $28.6 million. Prior to the acquisition, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, the Partnership paid $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The Partnership recognized this payment in selling, general, and administrative expenses on the Consolidated Statement of Income during the period.
Located in East Chicago, Indiana, Lake Terminal does not take possession of coal but instead derives its revenue by providing coal handing and blending services to its customers on a per ton basis. Lake Terminal has and will continue to provide coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. In September 2013, Lake Terminal and Indiana Harbor entered into a new 10 year contract with terms equivalent to those of an arm's-length transaction. The Partnership intends to maintain Lake Terminal’s current operations and retain existing staff. The results of Lake Terminal have been included in the Consolidated Financial Statements since the acquisition date. The Partnership recognized plant, property, and equipment at the fair value of $25.9 million and inventory of $2.7 million in exchange for the $28.6 million of consideration paid. No goodwill was recorded as a result of this acquisition.
The acquisition of Lake Terminal increased revenues by $1.1 million and operating income by $0.5 million for both the three and nine months ended September 30, 2013, of which services to Indiana Harbor generated revenues of $1.0 million and operating income of $0.5 million. The acquisition of Lake Terminal is not material to the Partnership's Consolidated Financial Statements. Therefore, pro forma information has not been presented.

4. Net Income Per Unit and Cash Distributions
The following is a summary of net income for the nine months ended September 30, 2013 disaggregated between the Predecessor and the Partnership:

	SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.	Nine Months Ended September 30, 2013
	Through	From
	January 23, 2013	January 24, 2013
Revenues	(Dollars in millions)
Sales and other operating revenue	$47.6	$467.0	$514.6
Costs and operating expenses
Cost of products sold and operating expenses	36.8	346.5	383.3
Selling, general and administrative expenses	1.1	15.4	16.5
Depreciation expense	1.9	21.6	23.5
Total costs and operating expenses	39.8	383.5	423.3
Operating income	7.8	83.5	91.3
Interest expense, net	0.6	11.7	12.3
Income before income tax expense	7.2	71.8	79.0
Income tax expense	3.7	0.5	4.2
Net income	$3.5	$71.3	$74.8
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2.0 percent interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 24, 2013. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the three months ended September 30, 2013, the weighted-average number of common and subordinated units outstanding was 15,711,606 units and 15,709,697 units, respectively.
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
The calculation of net income per unit is as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(Dollars and units in millions, except per unit amounts)
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$13.7	$41.3
Less: General partner's interest in net income subsequent to initial public offering	0.3	0.9
Limited partners' interest in net income subsequent to initial public offering	$13.4	$40.4
Net income per limited partner unit:
Common - Public and SunCoke	$0.43	$1.29
Subordinated - SunCoke	$0.43	$1.29
Limited partner units outstanding:
Common units - Public	13.5	13.5
Common units - SunCoke	2.2	2.2
Subordinated units - SunCoke	15.7	15.7

Cash Distributions
Our partnership agreement generally provides that we will make our distribution, if any, each quarter in the following manner:

•
first, 98 percent to the holders of common units and 2 percent to our general partner, until each common unit has received the minimum quarterly distribution of $0.41250 plus any arrearages from prior quarters;

•	second, 98 percent to the holders of subordinated units and 2 percent to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.41250; and

•	third, 98 percent to all unitholders, pro rata, and 2 percent to our general partner, until each unit has received a distribution of $0.47440.
If cash distributions to our unitholders exceed $0.47440 per unit in any quarter, our unitholders and our general partner will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution Per Unit Target Amount		Marginal Percentage Interest in Distributions
			Unitholders	General Partner
Minimum Quarterly Distribution	$0.412500		98.0%	2.0%
First Target Distribution	above $0.412500	up to $0.474375	98.0%	2.0%
Second Target Distribution	above $0.474375	up to $0.515625	85.0%	15.0%
Third Target Distribution	above $0.515625	up to $0.618750	75.0%	25.0%
Thereafter	above $0.681750		50.0%	50.0%
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
On July 23, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $13.5 million, or $0.4225 per unit. The distribution was paid on August 30, 2013 to unitholders of record on August 15, 2013.
On October 22, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $13.9 million, or $0.4325 per unit. The distribution will be paid on November 29, 2013 to unitholders of record on November 15, 2013.
The allocation of total quarterly cash distributions to general and limited partners is as follows. Our distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31, 2013	Three Months Ended June 30, 2013	Three Months Ended September 30, 2013
	(Dollars in millions, except per unit amounts)
General partner's interest	$0.2	$0.3	$0.3
General partner's incentive distribution	—	—	—
Total General Partner's Distribution	$0.2	$0.3	$0.3
Limited partners' distribution:
Common	$4.8	$6.6	$6.8
Subordinated	4.8	6.6	6.8
Total Cash Distributions	$9.8	$13.5	$13.9
Cash distributions per unit applicable to limited partners	$0.3071	$0.4225	$0.4325

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
The calculation of net income allocated to the limited partners was as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net Income Attributable to Common Unitholders:	(Dollars in millions)
Distributions	$6.8	$18.2
Undistributed earnings (1)	(0.1)	2.0
Common unitholders' interest in net income subsequent to initial public offering	$6.7	$20.2

Net Income Attributable to Subordinated Unitholders:
Distributions	$6.8	$18.2
Undistributed earnings (1)	(0.1)	2.0
Subordinated unitholders' interest in net income subsequent to initial public offering	$6.7	$20.2
Distributions declared per unit	$0.4325	$1.1621
(1) Distributions exceed unitholders' interest in net income during the three months ended September 30, 2013 as distributable cash flow excludes the $1.8 million payment to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor. Distributable cash flow also included the $0.6 million capital contribution received under the omnibus agreement.
5. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. Earnings from our Middletown operations, however, are subject to a local income tax.
The Predecessor's tax provision has been determined on a theoretical separate-return basis. Prior to June 2012, the Predecessor received federal income tax credits for coke production from the Haverhill facility that provides coke to ArcelorMittal ("Haverhill 1") and the Haverhill facility that provides coke to AK Steel ("Haverhill 2"). These tax credits, which have been computed on an annualized basis for determining our effective tax rate, were earned for each ton of coke produced and sold during the four years after the initial coke production at each facility. The eligibility to generate tax credits for coke production generally expired in March 2009 and June 2012, respectively, for the Haverhill 1 and Haverhill 2 facilities.
6. Inventories
The Partnership's inventory consists of metallurgical coal, which is the principal raw material for the Partnership’s cokemaking operations; coke, which is the finished good sold by the Partnership to its customers; and materials, supplies and other.
These components of inventories were as follows:

	September 30, 2013	December 31, 2012
		Predecessor
	(Dollars in millions)
Coal	$36.0	$41.6
Coke	2.4	5.9
Material, supplies, and other	19.5	15.7
Total	$57.9	$63.2

7. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
		Predecessor
	(Dollars in millions)
Accrued sales discounts(1)	$—	$12.4
Accrued benefits	2.0	1.9
Other	1.5	2.7
Total	$3.5	$17.0

(1)
At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to our customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our Consolidated Statement of Income.

8. Commitments and Contingent Liabilities
The Environmental Protection Agency ("EPA") has issued Notices of Violations (“NOVs”) for the Partnership’s Haverhill cokemaking facility which stem from alleged violations of the air emission operating permits for this facility. The Partnership is working in a cooperative manner with the EPA and the Ohio Environmental Protection Agency ("OEPA") to address the allegations, and a Consent Decree among the parties was lodged in federal court in June 2013. The settlement includes a civil penalty for alleged past violations that will be paid by SunCoke. Further, the Partnership will undertake capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. As a result of recent discussions with the EPA, our Predecessor spent $5 million related to these projects in 2012 and the Partnership expects to spend approximately $21 million in 2013 and an additional $39 million in the 2014 to 2016 timeframe. We retained $67.0 million of the IPO proceeds to fund these projects. See Note 2.
The Southwest Ohio Air Quality Agency (SWOAQA) also issued an NOV to the Middletown facility in November 2012. Our Predecessor responded to the NOV by providing a carbon injection plan requested by SWOAQA, and the Partnership has updated that plan. At present, the Partnership cannot assess whether there will be a monetary penalty or any future citations, but any potential penalty will be paid by SunCoke, and we do not expect such a penalty or citations to be material to the financial position, results of operations or cash flows of the Partnership at September 30, 2013.
The Partnership is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Partnership at September 30, 2013.
9. Debt
With the closing of the IPO, the Partnership issued $150.0 million of Partnership Notes. The Partnership Notes have an interest rate of 7.375 percent and mature on February 1, 2020. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a make-whole premium. The Partnership may also redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes. In conjunction with the closing of the Partnership offering, we also entered into a $100.0 million revolving credit facility with a term extending through January 2018. In conjunction with these transactions, the Partnership incurred debt issuance costs of $5.9 million, $0.8 million of which was immediately expensed and was recorded in interest expense, net on the Consolidated Statement of Income as it related to the portion of the issuance that was considered a modification of the existing term loan discussed below. This credit facility was amended on August 28, 2013, increasing the total aggregate commitments from lenders to $150.0 million and now also providing for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. We paid $0.9 million in fees related to the credit facility amendment. The fees have been included in deferred charges and other assets in the Consolidated Balance Sheet, which will be amortized over the life of the facility. As of September 30, 2013, this credit facility had letters of credit outstanding of $0.7 million, leaving $149.3 million available.
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
Though SunCoke is the legal entity obligated to repay the Term Loan, effective July 26, 2011, SunCoke allocated $225.0 million of the Term Loan and related debt issuance costs of $5.7 million to our Predecessor. Interest expense and amortization of debt issuance costs has been allocated to our Predecessor beginning on July 26, 2011 and totaled $0.6 million for the nine months ended September 30, 2013 and $2.5 million and $7.8 million for the three and nine months ended September 30, 2012, respectively. The amount of consolidated debt attributed to the Combined and Consolidated Financial Statements may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded partnership for periods prior to the IPO. Prior to entering into the Credit Agreement, SunCoke did not have any external debt, and no debt or interest expense was allocated to our Predecessor. On January 24, 2013, in conjunction with the IPO, we assumed and repaid the $225.0 million of the Term Loan that was allocated to us. In conjunction with the repayment, we incurred a charge of approximately $2.9 million representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan extinguished, which is recorded in interest expense, net on the Consolidated Statement of Income.
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
10. Fair Value Measurements
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2013, the estimated fair value of the Partnership's long-term debt was $155.6 million compared to a carrying amount of $149.7 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 3 inputs. See Note 9 for additional information on our debt arrangements.

11. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Nine Months Ended September 30,
	2013	2012
		Predecessor
	(Dollars in millions)
Net assets of the Predecessor not assumed by SunCoke Energy Partners, L.P.:
Accounts receivable	$39.6	$—
Deferred taxes	18.3	—
12. Business Segment Disclosures
The Partnership derives its revenues from the Domestic Coke and Coke Logistics reportable segments. Domestic Coke operations are comprised of cokemaking facilities, Haverhill and Middletown, located in Ohio. Both facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold.
Prior to the third quarter of 2013, Domestic Coke was the Partnership's only reportable segment. On August 30, 2013, the Partnership completed the acquisition of Lake Terminal. Located in East Chicago, Indiana, Lake Terminal has and will continue to provide coal handling and blending services to SunCoke's Indiana Harbor cokemaking facility under contract. The results of Lake Terminal are presented in the new Coal Logistics segment below.
Overhead expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other in 2013. The Partnership did not exist in 2012 and therefore the Predesssor had no comparable Corporate and Other expenses. Interest expense, net is also excluded from segment results. Segment assets are those assets that are utilized within a specific segment.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30, 2013
	(Dollars in millions)
	Domestic Coke	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$160.9	$1.1	$—	$162.0
Adjusted EBITDA	$38.7	$0.7	$(3.7)	$35.7
Depreciation, depletion and amortization	$8.1	$0.2	$—	$8.3
Capital expenditures	$9.9	$—	$—	$9.9
Total segment assets	$903.8	$30.0	$29.0	$962.8

	Nine Months Ended September 30, 2013
	(Dollars in millions)
	Domestic Coke	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$513.5	$1.1	$—	$514.6
Adjusted EBITDA	$119.1	$0.7	$(5.6)	$114.2
Depreciation, depletion and amortization	$23.3	$0.2	$—	$23.5
Capital expenditures	$20.4	$—	$—	$20.4
Total segment assets	$903.8	$30.0	$29.0	$962.8

The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuels tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses. Management believes Adjusted EBITDA is an important measure of the operating performance of the Partnership’s net assets.
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
Operating Performance. Our management uses Adjusted EBITDA in a number of ways to assess our consolidated financial and operating performance, and we believe this measure is helpful to management in identifying trends in our performance. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance while neutralizing the impact of capital structure on financial results. Accordingly, we believe this metric measures our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.
Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirement for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income attributable to noncontrolling interests.

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(Dollars in millions)
Adjusted EBITDA attributable to Predecessor/SunCoke Energy Partners, L.P.	$22.1	$34.7	$75.9	$93.8
Add: Adjusted EBITDA attributable to noncontrolling interest (1)	13.6	—	38.3	—
Adjusted EBITDA	$35.7	$34.7	$114.2	$93.8
Subtract:
Depreciation expense	8.3	7.7	23.5	24.4
Interest expense, net	2.8	2.5	12.3	7.8
Income tax expense	0.1	7.1	4.2	17.4
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (2)	—	—	(0.6)	2.7
Net income	$24.5	$17.4	$74.8	$41.5
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
The following table sets forth the Partnership’s total sales and other operating revenue by product or service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Cokemaking sales	$149.6	$184.7	$480.2	$522.6
Energy sales	11.3	10.5	33.3	31.4
Coal Logistics	1.1	—	1.1	—
Total	$162.0	$195.2	514.6	$554.0

13. Subsequent Event

On October 1, 2013, the Partnership completed its acquisition of 100 percent of the ownership interest in Kanawha River Terminals LLC ("KRT") for $86.0 million utilizing $46.0 million of available cash and $40.0 million of borrowings under the existing revolving credit facility. KRT is a leading metallurgical and thermal coal blending and handling terminal service provider with the collective capacity to blend and transload more than 30 million tons of coal annually. Beginning in the fourth quarter, the results of the Partnership’s acquisition of KRT will be included in the Coal Logistics segment. The acquisition of KRT is not anticipated to be material to the Partnership's Consolidated Financial Statements.

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
Overview
We are a Delaware limited partnership that acquired, on January 24, 2013, at the closing of our initial public offering ("IPO"), a 65 percent interest in each of two entities that own SunCoke Energy, Inc.'s ("SunCoke") Haverhill and Middletown cokemaking facilities and related assets. The Haverhill and Middletown facilities have a combined 300 cokemaking ovens with an aggregate stated capacity of approximately 1.7 million tons per year and an average age of four years. We currently operate at full capacity and sell coke to two primary customers: AK Steel and ArcelorMittal.
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts toward steelmaking customers who require coke for their blast furnace operations.
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

All of our coke sales are made pursuant to long-term take-or-pay agreements. These coke sales agreements have an average remaining term of approximately 12 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel beginning in January 2014 under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. In addition, AK

Steel is required to pay a significant termination payment to us if it exercises its termination right prior to 2018. No other coke sales contract has an early termination clause. For a five year period following the IPO, SunCoke has agreed to make us whole or purchase all of our coke production not taken by our customers in the event of a customer's default or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.

Recent Developments
•Coal handling transactions. On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal") for $28.6 million. Prior to the acquisition, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, the Partnership paid $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The Partnership recognized this payment in selling, general, and administrative expenses on the Consolidated Statement of Income during the period. We expect Adjusted EBITDA of approximately $1.3 million from Lake Terminal during the balance of 2013.
Located in East Chicago, Indiana, Lake Terminal does not take possession of coal but instead derives its revenue by providing coal handling and blending services to its customers on a per ton basis. Lake Terminal has and will continue to provide coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. In September 2013, Lake Terminal and Indiana Harbor entered into a new 10 year contract with terms equivalent to those of an arm's-length transaction. The Partnership intends to maintain Lake Terminal’s current operations and retain existing staff. The results of Lake Terminal have been included in the Consolidated Financial Statements since the acquisition date and are included in the new Coal Logistics segment.
On October 1, 2013, the Partnership completed its acquisition of 100 percent of the ownership interest in Kanawha River Terminals LLC ("KRT") for $86.0 million utilizing $46.0 million of available cash and $40.0 million of borrowings under its existing revolving credit facility. KRT is a leading metallurgical and thermal coal blending and handling terminal service provider with the collective capacity to blend and transload more than 30 million tons of coal annually. We expect Adjusted EBITDA of approximately $2.9 million from KRT during the balance of 2013. Beginning in the fourth quarter, the results of the Partnership's acquisition of KRT will be included in the new Coal Logistics segment.
•AK Steel Middletown outage. We cooperated with AK Steel on its projected second half of 2013 coke needs after a blast furnace outage at their Middletown plant in the second quarter of 2013. Specifically, due to this outage, we agreed to manage production at our Haverhill cokemaking facility to be consistent with annual contract maximums and to temporarily scale back coke production at our Middletown facility to name plate capacity levels in the second half of 2013. In addition, we plan to provide AK Steel extended payment terms on December 2013 coke production of 50 thousand tons. Based on actual production levels, SunCoke, our general partner, pursuant to our omnibus agreement, will remit to us on a quarterly basis the amounts due under normal contract terms and hold the extended-term receivables with AK Steel. Based on these anticipated arrangements, we do not expect a material impact to our current 2013 outlook. Should we experience any adverse effects from this outage, our omnibus agreement with our general partner requires that SunCoke make us whole. During the third quarter of 2013, SunCoke, through the general partner, made a capital contribution of $0.6 million to us as a result of scaled back production.
Items Impacting Comparability

•
Middletown Project Execution. We commenced operations at our Middletown, Ohio cokemaking facility in October 2011 and reached full production during the first quarter of 2012. In the nine months ended September 30, 2013, the Middletown cokemaking facility produced 463 thousand tons of coke and contributed $198.9 million and $58.3 million to revenues and Adjusted EBITDA, respectively. This compares to production of 449 thousand tons of coke and contributions of $217.2 million and $42.3 million to revenues and Adjusted EBITDA, respectively, in the nine months ended September 30, 2012. Middletown revenue and Adjusted EBITDA for the nine months ended September 30, 2013 benefited from increased operating cost recovery of $4.9 million due to a change in the recovery mechanism from a fixed operating fee per ton in 2012 to a budgeted amount per ton based on the expected full recovery of operational and maintenance costs. Middletown Adjusted EBITDA for the nine months ended September 30, 2012 included higher costs and lower than expected coal-to-coke yield performance of $7.0 million, of which $4.0 million related to start-up costs.

•
Corporate Support Services. We incurred allocated expenses of $4.1 million and $5.3 million in the three months ended September 30, 2013 and 2012, respectively and $12.2 million and $15.2 million in the nine months ended September 30, 2013 and 2012, respectively. These allocated costs are related to general and administrative costs for services provided to us by SunCoke and include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations for periods subsequent to the IPO were recorded based upon the omnibus agreement.

•
Interest Expense, net. The Predecessor periods include $225.0 million of term loan debt ("Term Loan") and debt related issuance costs that were allocated to us by SunCoke. Concurrent with the IPO, we issued $150.0 million in senior notes ("Partnership Notes") with an interest rate of 7.375 percent and repaid the Term Loan allocated from SunCoke. The weighted average interest rate for borrowings outstanding under the Term Loan during 2013 and 2012 was 4.07 percent.

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
Interest expense, net was $12.3 million and $7.8 million for nine months ended September 30, 2013 and 2012, respectively. The nine months ended September 30, 2013 was impacted by the $3.7 million in expenses discussed above. The remaining increase of $0.8 million was primarily due to higher interest rates partially offset by lower debt balances after the closing of the IPO and related transactions.

•
Income Taxes. The historical Combined Financial Statements of our predecessor include U.S. federal income tax expense calculated on a theoretical separate-return basis. Following the IPO, we do not pay federal or state income taxes on the operating income generated by our cokemaking subsidiaries. During the first quarter of 2013, we recorded $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown operations. We also recorded $0.3 million of additional expense as a result of adjusting our valuation allowance associated with state and local income tax credits. All amounts are reflected in the Predecessor period.

•
Noncontrolling Interest. At the closing of the IPO, we acquired a 65 percent interest in each of two entities that own the Haverhill and Middletown facilities with SunCoke continuing to hold the remaining 35 percent interest. As a result, our distributable cash flow will not include distributions on SunCoke's interest in these entities and SunCoke's retained interest is recorded as noncontrolling interest in our Consolidated Financial Statements. For the three and nine months ended September 30, 2013, net income attributable to noncontrolling interest was $10.8 million and $30.0 million, respectively. The Predecessor's Combined Financial Statements include the results of 100 percent of Haverhill and Middletown.

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

Results of Operations
We derive revenues from cokemaking facilities located in Ohio, as well as coal handling and blending services in Indiana. The following table sets forth amounts from the Combined and Consolidated Statements of Operations and other operating data for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	Predecessor	(Unaudited)	Predecessor
	(Dollars in millions)
Revenues
Sales and other operating revenue	$162.0	$195.2	$514.6	$554.0
Costs and operating expenses
Cost of products sold and operating expenses	118.9	155.3	383.3	446.4
Selling, general and administrative expenses	7.4	5.2	16.5	16.5
Depreciation expense	8.3	7.7	23.5	24.4
Total costs and operating expenses	134.6	168.2	423.3	487.3
Operating income	27.4	27.0	91.3	66.7
Interest expense, net	2.8	2.5	12.3	7.8
Income before income tax expense	24.6	24.5	79.0	58.9
Income tax expense	0.1	7.1	4.2	17.4
Net income	$24.5	$17.4	$74.8	$41.5

Less: Net income attributable to noncontrolling interests	10.8		30.0
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$13.7		$44.8
Less: Predecessor net income prior to initial public offering on January 24, 2013	—		3.5
Net income attributable to Suncoke Energy Partners, L.P. subsequent to initial public offering	$13.7		$41.3

Coke operating data
Capacity utilization (%)	108	109	109	107
Coke production volumes (thousands of tons)	447	452	1,344	1,324
Coke sales volumes (thousands of tons)	447	464	1,353	1,318
Coke Adjusted EBITDA(1)	$38.7	$34.7	$119.1	$93.8
Coke Adjusted EBITDA per ton(2)	$86.58	$74.78	$88.03	$71.17

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Reflects Adjusted EBITDA divided by sales volumes.

Revenues. Our total revenues, net of sales discounts, were $162.0 million and $195.2 million for the three months ended September 30, 2013 and 2012, respectively and $514.6 million and $554.0 million for the nine months ended September 30, 2013 and 2012, respectively. The decreases were primarily due to the pass-through of lower coal prices in our Domestic Coke segment. Additionally, our new Coal Logistics segment contributed $1.1 million of revenue due to the Lake Terminal acquisition.
Costs and Operating Expenses. Total operating expenses were $134.6 million and $168.2 million for the three months ended September 30, 2013 and 2012, respectively and were $423.3 million and $487.3 million for the nine months ended September 30, 2013 and 2012, respectively. The decreases in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment. These decreases were partially offset by acquisition related and public company costs. Additionally, our Coal Logistics segment incurred costs of $0.5 million.

Interest Expense, net. Interest expense, net was $2.8 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively and $12.3 million and $7.8 million for the nine months ended September 30, 2013 and 2012, respectively.  Comparability between periods is impacted by the financing arrangements discussed previously.
Income Taxes. Income tax expense decreased $7.0 million to $0.1 million for the three months ended September 30, 2013 compared to $7.1 million for the corresponding period. Income tax expense decreased $13.2 million to $4.2 million for the nine months ended September 30, 2013 compared to $17.4 million for the corresponding period of 2012.  The periods presented were not comparable as, following the IPO, the Partnership was not subject to federal or state income taxes. Earnings from our Middletown operations, however, are subject to a local income tax which is reflected in the current period, including additional expense of  $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown operations and a $0.3 million adjustment to our valuation allowance associated with a local income tax net operating loss carryforward. We do not expect the local income tax to affect our cash distribution as we do not expect to pay cash taxes until 2017.

Results of Reportable Business Segments
We report our business results through two segments:

•	Domestic Coke consists of our Haverhill and Middletown cokemaking and heat recovery operations located in Franklin Furnace, Ohio and Middletown, Ohio, respectively.

•	Coal Logistics consists of our coal handling and blending services in East Chicago, Indiana and beginning in the fourth quarter 2013, will include KRT, which closed on October 1, 2013.
Management believes Adjusted EBITDA is an important measure of operating performance and is used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with U.S. GAAP. See “Non-GAAP Financial Measures” near the end of this Item.

Analysis of Segment Results
Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $34.3 million, or 17.6 percent, to $160.9 million for the three months ended September 30, 2013 compared to $195.2 million for the corresponding period of 2012. The decrease was due primarily to the pass-through of lower coal costs, which lowered revenues by $28.6 million.  Slightly lower volumes also contributed $6.4 million to the decrease in Domestic Coke revenues. These decreases were partially offset by $0.7 million of increases to revenues primarily related to higher energy revenues.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $4.0 million, or 11.5 percent, to $38.7 million for the three months ended September 30, 2013 compared to $34.7 million in the same period of 2012.
Adjusted EBITDA increased $3.0 million due primarily to higher operating cost recovery at Middletown related to the change from a fixed operating fee per ton to a budgeted amount per ton based on the expected full recovery of operational and maintenance costs. This increase was partially offset by lower volumes of 17 thousand tons from the same prior year period which decreased Adjusted EBITDA by $1.0 million. The remaining increase of $2.0 million relates primarily to lower corporate allocations of $1.2 million and higher energy revenues of $0.8 million in the current period.
Depreciation expense, which was not included in segment profitability, increased $0.4 million, from $7.7 million in 2012 to $8.1 million in 2013, primarily due new additions.
Coal Logistics
Lake Terminal was acquired on August 30, 2013. Sales and other operating revenue on 136 thousand tons handled were $1.1 million and Adjusted EBITDA was $0.7 million during the three months ended September 30, 2013.

Corporate and Other
Corporate expenses were $3.7 million for the three months ended September 30, 2013 and included costs to operate as a public company as well as acquisition related costs. The prior year results were not comparable as the Partnership did not exist.
Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $40.5 million, or 7.3 percent, to $513.5 million for the nine months ended September 30, 2013 compared to $554.0 million for the corresponding period of 2012. The decrease was due primarily to the pass-through of lower coal costs at our Domestic Coke segment, which decreased revenues by approximately $60.6 million. Lower transportation reimbursements further decreased revenues by $2.2 million. These decrease were partially offset by slightly higher volumes, which contributed $14.0 million in additional revenues over the prior year period. Increased operating expense recovery of $4.5 million, primarily attributable to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operating maintenance costs at our Middletown facility, further increased revenues.  Sales discounts were also lower by approximately $3.0 million as compared to the prior year period due primarily to the expiration of federal income tax credits at our Haverhill facility in June 2012. The remaining increase of $0.8 million was due primarily to higher energy revenues as compared to the prior year period.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $25.3 million, or 27.0 percent, to $119.1 million for the nine months ended September 30, 2013 compared to $93.8 million in the same period of 2012. Improved coal-to-coke yields increased Adjusted EBITDA by $9.8 million over the prior year period while higher volumes of 35 thousand tons increased Adjusted EBITDA by $2.9 million. Adjusted EBITDA was further increased $8.0 million due primarily to higher operating cost recovery at Middletown related to the change from a fixed operating fee per ton to a budgeted amount per ton based on the expected full recovery of operational and maintenance costs. Increased energy revenues also contributed $1.9 million in Adjusted EBITDA. The remaining increase of $2.7 million was due primarily to lower corporate allocations in the current period as compared to the prior year period.
Depreciation expense, which was not included in segment profitability, decreased $1.1 million, from $24.4 million in 2012 to $23.3 million in 2013, primarily due to accelerated depreciation at our Haverhill facility in the prior year period of $1.0 million, or $0.03 per unit.
Coal Logistics
Lake Terminal was acquired on August 30, 2013. Sales and other operating revenue on 136 thousand tons handled were $1.1 million and Adjusted EBITDA was $0.7 million during the nine months ended September 30, 2013.
Corporate and Other
Corporate expenses were $5.6 million for the nine months ended September 30, 2013 and included costs to operate as a public company as well as acquisition related costs. The prior year results were not comparable as the Partnership did not exist.
Liquidity and Capital Resources
Prior to the IPO, our operations were funded with cash from our operations and funding from SunCoke. Our cash receipts were deposited in SunCoke's bank accounts and cash disbursements were made from those accounts. Consequently, our historical financial statements for periods prior to the IPO have reflected no cash balances. Cash transactions processed on our behalf by SunCoke were reflected in parent net equity as intercompany advances between us and SunCoke. We completed the IPO on January 24, 2013 and now maintain our own bank accounts.
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
Concurrent with the closing of the IPO, we issued approximately $150.0 million aggregate principal amount of senior notes ("Partnership Notes"). During the nine months ended September 30, 2013, proceeds from the issuance of the Partnership Notes were $146.3 million, net of $3.7 million of issuance costs. We also entered into a new $100.0 million revolving credit facility, which was undrawn at the closing of the IPO. We incurred issuance costs of $2.2 million in conjunction with entering into our new revolving credit facility. This credit facility was amended on August 28, 2013, increasing the total aggregate commitments from lenders to $150.0 million and now also providing for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. We paid $0.9 million in fees related to the credit facility amendment. The fees have been included in deferred charges and other assets in the Consolidated Balance Sheet, which will be amortized over the life of the facility. As of September 30, 2013, this credit facility had letters of credit outstanding of $0.7 million, leaving $149.3 million available.
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
On July 23, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $13.5 million, or $0.4225 per unit. The distribution was paid on August 30, 2013 to unitholders of record on August 15, 2013.
On October 22, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $13.9 million, or $0.4325 per unit. This distribution represents a 4.8% increase over the minimum quarterly distribution of $0.4125 per unit. The distribution will be paid on November 29, 2013 to unitholders of record on November 15, 2013.
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
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
		Predecessor
	(Dollars in millions)
Net cash provided by operating activities	$69.7	$30.7
Net cash used in investing activities	(49.0)	(8.1)
Net cash provided by (used in) financing activities	57.8	(22.6)
Net increase in cash and cash equivalents	$78.5	$—
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $39.0 million to $69.7 million for the nine months ended September 30, 2013 from net cash provided by operations of $30.7 million for the nine months ended September 30, 2012. The increase was primarily due to stronger operational performance, partially offset by changes in working capital. The change in working capital was primarily driven by the build-up of accounts receivable related to sales subsequent to the IPO as SunCoke did not contribute $39.6 million of Predecessor accounts receivable to the Partnership. Additionally, the settlement of the liability for sales discounts at our Haverhill facility of $12.4 million contributed to the change in working capital.

Cash Used in Investing Activities
Cash used in investing activities increased $40.9 million to $49.0 million for the nine months ended September 30, 2013 as compared to $8.1 million in the corresponding period in 2012. The increase is attributable to the acquisition of Lake Terminal for $28.6 million and increased environmental remediation expenditures at our Haverhill facility of $14.1 million partially offset by slightly lower on-going capital expenditures.
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
Net cash provided by financing activities increased by $80.4 million to $57.8 million of net cash provided by financing activities for the nine months ended September 30, 2013 from $22.6 million of net cash used in financing activities for the same prior year period. In the first quarter of 2013, we received net proceeds of $231.8 million from the issuance of 13,500,000 common units in Suncoke Energy Partners, L.P. and $150.0 million from the issuance of the Partnership Notes. These increases were partially offset by the repayment of $225.0 million of our term loan, debt issuance costs of $6.8 million and distributions of $69.5 million to SunCoke, $33.1 million to reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets and $36.4 million of distributions from earnings of Haverhill and Middletown subsequent to the IPO. Distributions to unitholders of $23.3 million further offset the increase.
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

The following table summarizes capital expenditures for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
		Predecessor
	(Dollars in millions)
Ongoing capital	$6.3	$8.1
Environmental remediation capital	14.1	—
Total	$20.4	$8.1
Our capital expenditures for 2013 are now expected to be approximately $35 million, of which ongoing capital expenditures are anticipated to be approximately $14 million. Previously, we expected 2013 capital expenditures to be approximately $29 million, of which ongoing capital expenditures were anticipated to be approximately $14 million. Ongoing capital expenditures are capital expenditures made to maintain the existing operating capacity of our assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance, which are expensed as incurred. We retained $67 million of proceeds from the IPO to pre-fund certain identified environmental capital expenditures. In 2012, we spent approximately $5 million in environmental remediation capital to comply with the expected terms of a consent decree negotiated with the EPA to resolve past NOVs with respect to our air permits and now expect to spend approximately $21 million in 2013, up from $15 million as previously expected. SunCoke will indemnify us for certain environmental remediation costs.
Investments
On August 30, 2013, we completed the acquisition of the assets and business operations of Lake Terminal for a purchase price of $28.6 million.
On October 1, 2013, we completed the acquisition of KRT for $86.0 million utilizing $46.0 million of available cash and $40.0 million of borrowings under our existing revolving credit facility. This investment was not contemplated in our prior cash flow expenditures and projections.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the nine months ended September 30, 2013. Please refer to our Annual Report on Form 10-K dated February 22, 2013 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards applicable to the Partnership that have been adopted during the nine months ended September 30, 2013.
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

Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income attributable to noncontrolling interests.
We explain Adjusted EBITDA and reconcile this non-GAAP financial measure to our net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP.
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$22.1	$34.7	$75.9	$93.8
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	13.6	—	38.3	—
Adjusted EBITDA	$35.7	$34.7	$114.2	$93.8
Subtract:
Depreciation expense	8.3	7.7	23.5	24.4
Interest expense, net	2.8	2.5	12.3	7.8
Income tax expense	0.1	7.1	4.2	17.4
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(2)	—	—	(0.6)	2.7
Net income	$24.5	$17.4	$74.8	$41.5
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

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure disaggregated for periods prior to and subsequent to the IPO:

	SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.	Nine Months Ended September 30, 2013
	Through	From
	January 23, 2013	January 24, 2013
	(Dollars in millions)
Adjusted EBITDA attributable to Predecessor/SunCoke Energy Partners, L.P.	$9.7	$66.2	$75.9
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	—	38.3	38.3
Adjusted EBITDA	$9.7	$104.5	$114.2
Subtract:
Depreciation expense	1.9	21.6	23.5
Interest expense, net	0.6	11.7	12.3
Income tax expense	3.7	0.5	4.2
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (2)	—	(0.6)	(0.6)
Net income	$3.5	$71.3	$74.8

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

(2)
At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to our customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income.

Below is a reconciliation of 2013 Estimated Adjusted EBITDA to its closest GAAP measure:

	2013
	Low	High
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$95.6	$103.6
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	53.0	54.0
Total Adjusted EBITDA	$148.6	$157.6
Subtract:
Depreciation expense	33.0	33.5
Interest expense, net	15.5	16.5
Income tax expense	4.5	4.5
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (2)	(0.6)	(0.6)
Net income	$96.2	$103.7

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

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
The risk factors discussed in the“Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 and in subsequent filings could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our coal logistics business and/or the supply and demand for our metallurgical coke products, including increased exports of coke from foreign producers

•	competition from alternative steelmaking and cokemaking technologies that have the potential to reduce or eliminate the use of metallurgical coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns the coal market in the carbon steel industry and other industries in which our customers operate;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the supply of metallurgical coke to steel producers, or for coal logistics services;

•	our ability to identify acquisitions, execute them under favorable terms and integrate them into our exiting business operations;

•	our ability to develop, design, permit, construct, start up or operate new cokemaking facilities in the U.S.;

•	our ability to successfully implement our growth strategy;

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

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking and/or coal logistics operations, and in the operations of our major customers, business partners and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality requirements in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking and/or coal logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations, including those relating to environmental matters;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	claims of noncompliance with any statutory and regulatory requirements;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	changes in product specifications for the coke that we produce;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.
Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports filed under the Exchange Act is accumulated and communicated to management, including the Partnership's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 8 entitled "Commitments and Contingent Liabilities" to our Combined and Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Items 1A.	Risk Factors
Updates to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 related to our new coal handling business are disclosed below.

The growth and success of our coal logistics business depends upon our ability to find and contract for adequate throughput volumes, and an extended decline in demand for coal could affect the customers for our coal logistics business adversely. As a consequence, the operating results and cash flows of our coal logistics business could be materially and adversely affected.
The financial results of our Coal Logistics business segment are significantly affected by the demand for both thermal coal and metallurgical coal. An extended decline in our customers’ demand for either thermal or metallurgical coals could result in a reduced need for the coal blending, terminalling and transloading services we offer, thus reducing throughput and utilization of our coal logistics assets. Demand for such coals may fluctuate due to factors beyond our control:

•
The demand for thermal coal can be impacted by changes in the energy consumption pattern of industrial consumers, electricity generators and residential users, as well as weather conditions. The amount of thermal coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation, and governmental regulation. Natural gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. State and federal mandates for increased use of electricity from renewable energy sources, or the retrofitting of existing coal-fired generators with pollution control systems, also could adversely impact the demand for thermal coal. Finally, unusually warm winter weather may reduce the commercial and residential needs for heat and electricity which, in turn, may reduce the demand for thermal coal; and

•
The demand for metallurgical coal for use in the steel industry may be impacted adversely by economic downturns resulting in decreased demand for steel and an overall decline in steel production. A decline in blast furnace production of steel may reduce the demand for furnace coke, an intermediate product made from metallurgical coal. Decreased demand for metallurgical coal also may result from increased steel industry utilization of processes that do not use, or reduce the need for, furnace coke, such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas.

Additionally, fluctuations in the market price of coal can greatly affect production rates and investments by third parties in the development of new and existing coal reserves. Mining activity may decrease as spot coal prices decrease. We have no control over the level of mining activity by coal producers, which may be affected by prevailing and projected coal prices, demand for hydrocarbons, the level of coal reserves, geological considerations, governmental regulation and the availability and cost of capital. A material decrease in coal mining production in the areas of operation for our coal logistics business, whether as a result of depressed commodity prices or otherwise, could result in a decline in the volume of coal processed through our coal logistics facilities, which would reduce our revenues and operating income.
Decreased demand for thermal or metallurgical coals, and extended or substantial price declines for coal could adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. The cash flows associated with our coal logistics business may decline unless we are able to secure new volumes of coal by attracting additional customers to these operations. Future growth and profitability of our coal logistics business segment will depend, in part, upon whether we can contract for additional coal volumes at a rate greater than that of any decline in volumes from existing customers. Accordingly, decreased demand for coal, or a decrease in the market price of coal, could have a material adverse effect on the results of operations or financial condition of our coal logistics business.

Our failure to obtain or renew surety bonds on acceptable terms could materially and adversely affect our ability to secure our reclamation obligations and, therefore, our ability to operate our coal logistics business.
Federal and state laws require us to obtain surety bonds to secure performance or payment of certain long-term obligations, such as reclamation costs, federal and state workers’ compensation costs and other obligations. Surety bond issuers and holders may not continue to renew the bonds or may demand higher fees, additional collateral, including letters of credit, or other terms less favorable to us upon renewals. We are also subject to increases in the amount of surety bonds required by Surface Mining Control Reclamation Act and other federal and state laws as these laws, or interpretations of these laws, change. Because we are required by state and federal law to have these bonds in place before activities at our coal logistics operations can commence or continue, our failure to maintain (or inability to acquire) these bonds would have a material and adverse impact on us. That failure could result from a variety of factors, including: lack of availability, higher expense or unfavorable market terms of new bonds; restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of future indebtedness; our inability to meet certain financial tests with respect to a portion of the reclamation bonds; and the exercise by third-party surety bond issuers of their right to refuse to renew, or to issue, new bonds.

Our coal logistics business is subject to operating risks, some of which are beyond our control, that could result in a material increase in our operating expenses.
Factors beyond our control could disrupt our coal logistics operations, adversely affect our ability to service the needs of our customers, and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	geological, hydrologic, or other conditions that may cause damage to infrastructure or personnel;

•	a major incident that causes all or part of the coal logistics operations at a site to cease for a period of time;

•	processing and plant equipment failures and unexpected maintenance problems;

•	adverse weather and natural disasters, such as heavy rains or snow, flooding and other natural events affecting coal logistics operations, transportation, or customers;
If any of these conditions or events occur, our coal logistics operations may be disrupted, operating costs could increase significantly, and we could incur substantial losses in this business segment. Disruptions in our coal logistics operations could seriously and adversely affect our financial condition, or results of operations.

Deterioration in the global economic conditions in any of the industries in which our customers operate, or sustained uncertainty in financial markets, may have adverse impacts on our business and financial condition that we currently cannot predict.
Economic conditions in a number of industries in which our customers operate, such as electric power generation and steel making, substantially deteriorated in recent years and reduced the demand for coal.

•	demand for electricity in the United States is impacted by industrial production, which if weakened would negatively impact the revenues, margins and profitability of our coal logistics business;

•
demand for metallurgical coal depends on steel demand in the United States and globally, which if weakened would negatively impact the revenues, margins and profitability of our coal logistics business;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables; and

•
our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for potential acquisitions, or other growth opportunities.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

10.1
Amendment No. 1 to Credit Agreement, dated as of August 28, 2013, by and among SunCoke Energy Partners, L.P., the other borrowers parties thereto, the various lenders parties thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the SunCoke Energy Partners, L.P. Current Report on Form 8-K, filed August 30, 2013)

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
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, filed with the Securities and Exchange Commission on October 30, 2013, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Combined and Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; and, (iv) the Notes to Combined and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on October 30, 2013.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)