Form 10-K
period 2013-12-31
SunCoke Energy Partners, L.P.
filed 2014-02-28
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) of 1934.    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10 percent or more of the common units outstanding, for this purpose, as affiliates of the registrant) as of June 28, 2013 was $296.8 million, computed based on a price per common unit of 22.10, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.
As of February 21, 2014 the registrant had 15,713,153 common units and 15,709,697 subordinated units outstanding.

SUNCOKE ENERGY PARTNERS, L.P.

PART I
Unless the context otherwise requires, references in this annual report on Form 10-K to “the Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to January 24, 2013), refer to 100% of the cokemaking operations and related assets of SunCoke Energy Inc.’s Haverhill Coke Company LLC facility located in Franklin Furnace, Ohio, and Middletown Coke Company, LLC facility located in Middletown, Ohio. References to “the Partnership,” “we,” “our,” “us,” or like terms when used in the present tense or prospectively (after January 24, 2013), refer to SunCoke Energy Partners, L.P. and its subsidiaries which hold a 65% ownership interest in Haverhill and Middletown. References to “our general partner” refer to SunCoke Energy Partners GP LLC. References to “SunCoke” refer to SunCoke Energy, Inc. We refer to Sun Coal & Coke LLC, a wholly-owned subsidiary of SunCoke, as “Sun Coal & Coke.” We refer to Haverhill Coke Company LLC and Middletown Coke Company, LLC and their respective wholly-owned subsidiaries as our “operating subsidiaries.” SunCoke Energy Partners, L.P. does not have any employees and we are managed by our general partner, the executive officers of which are employees of SunCoke. Unless the context requires otherwise, references in this annual report on Form 10-K to “our employees” refer to employees of SunCoke and references to “our officers” and “our directors” refer to the officers and directors of our general partner.

Items 1.	Business
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us") is a Delaware master limited partnership formed in July 2012, and headquartered in Lisle, Illinois. Our primary business is manufacturing coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering of our common units representing limited partner interests, which we refer to as our IPO. Our common units are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.” In connection with our IPO, we acquired from SunCoke a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. SunCoke owns the remaining 35 percent interest in each of Haverhill and Middletown. SunCoke, through its Sun Coal & Coke subsidiary, owns a 55.9 percent limited partnership interest in us and all of our incentive distribution rights, and indirectly owns and controls our general partner which holds a 2.0 percent general partner interest in us.
Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which seeks to repurpose the coal’s liberated volatile components for other uses. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing environmental impact. We license this advanced heat recovery cokemaking process from SunCoke.
The first phase of our Haverhill facility, or Haverhill 1, includes steam generation facilities which use hot flue gas from the cokemaking process to produce steam. The steam is sold to a third party pursuant to a steam supply and purchase agreement. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, include cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity. The electricity is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
Our business strategy has evolved to include the expansion of our operations into adjacent business lines within the steel value chain. During 2013, we expanded our operations into coal handling and blending services through two acquisitions. On August 30, 2013, the Partnership completed its acquisition of Lakeshore Coal Handling Corporation ("Lake Terminal"). Located in East Chicago, Indiana, Lake Terminal provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. On October 1, 2013, the Partnership acquired Kanawha River Terminals ("KRT"). KRT is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload more than 30 million tons of coal annually through its operations in West Virginia and Kentucky.
Further, we are exploring opportunities for entry into the ferrous segments of the steel value chain, such as iron ore concentration and pelletizing and direct reduced iron production ("DRI"). In 2013, we received a favorable IRS private letter ruling for the concentrating and pelletizing of iron ore, and we will continue to pursue opportunities for entry into the ferrous market in 2014. In iron ore concentrating, various crushing, grinding and enriching processes separate iron-bearing particles from waste material to produce a concentrate of specific iron content.  In pelletizing, a thermal treatment process forms iron ore concentrate into pellets which are then used in a blast furnace as part of the integrated steelmaking process. Iron ore pellets allow air to flow between the pellets, resulting in a more efficient blast furnace steelmaking process.  The current capacity for both concentrating and pelletizing of iron ore in the U.S. and Canada is in excess of 230 million tons and we believe acquisitions of existing facilities could potentially provide an attractive avenue for growth.
DRI, an alternative method of ironmaking, has been developed to overcome some of the economic and operating challenges of conventional blast furnaces. DRI is predominantly used as a replacement for steel scrap or pig iron in the electric arc furnace steelmaking process. The capital investment required to build DRI plants is low compared to integrated steel plants and operating costs can be favorable if low cost energy supplies are available. DRI is successfully manufactured in various parts of the world through either natural gas or coal-based technology. Currently, there is only one DRI operation in the U.S., but we believe demand for additional DRI capacity in the U.S. may grow by approximately 5 million tons, driven in part by the available supply of low cost natural gas as a reducing agent. We have requested a private letter ruling for DRI and will pursue opportunities in the DRI market if we receive a favorable ruling.
Business Segments
We report our business results through two segments:

•	Domestic Coke consists of our Haverhill and Middletown cokemaking and heat recovery operations located in Franklin Furnace, Ohio and Middletown, Ohio, respectively.

•	Coal Logistics consists of our coal handling and blending service operations in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; and Catlettsburg, Kentucky.
For additional information regarding our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to our Combined and Consolidated Financial Statements.

Cokemaking Operations
The following table sets forth information about our cokemaking facilities in which we have a 65 percent interest:

Facility	Location	Coke Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Haverhill 1	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Haverhill 2	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation
Total					300	1,650

(1)
Cokemaking capacity represents stated capacity for the production of blast furnace coke. Middletown production and sales volumes are based on “run of oven” capacity, which includes both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is approximately 578 thousand tons per year.

Substantially all of our coke sales are made pursuant to long-term coke sales agreements with AK Steel and ArcelorMittal, two of the largest blast furnace steelmakers in North America. These coke sales agreements have an average remaining term of approximately 12 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs subject to meeting contractual coal-to-coke yields operating and maintenance costs, costs related to transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements. The take-or-pay provisions require that our customers purchase all of our coke production, in certain cases subject to a tonnage maximum in excess of our stated capacity. To date, our customers have satisfied their obligations under these agreements. In addition, for a five-year period following our IPO, SunCoke has agreed to purchase all of our coke production not taken by our customers in the event of a customer’s default, or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.
Coke sales to AK Steel, in total, accounted for 67 percent, 69 percent and 48 percent of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Coke sales to ArcelorMittal, in total, accounted for 26 percent, 28 percent and 46 percent of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
SunCoke is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and, in our opinion, is the technological leader in the cokemaking process with more than 50 years of coke production experience. SunCoke designed, developed and built, and currently owns and operates, five cokemaking facilities in the U.S. (including Haverhill and Middletown) with an aggregate coke production capacity of approximately 4.2 million tons per year. SunCoke has constructed the only greenfield cokemaking facility in the U.S. in the last 25 years and is the only North American coke producer that utilizes heat recovery technology in the cokemaking process. SunCoke also operates one cokemaking facility in Vitória, Brazil with a coke production capacity of approximately 1.7 million tons per year and has a cokemaking joint venture in Odisha, India with a cokemaking capacity of 440 thousand tons of coke per year.
According to CRU, a leading publisher of industry market research, coke demand in the U.S. and Canada was an estimated 18.7 million tons in 2012. Approximately 97 percent of demand, or 18.2 million tons, was for blast furnace steelmaking operations and the remaining 3 percent was for foundry and other non-steelmaking operations. CRU expects annual blast furnace steelmaking coke demand in the U.S. and Canada to grow by 1 million tons, or 5 percent by 2017 driven by a recovery in steel demand over the same time period.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. According to CRU, there is approximately 14.4 million tons of captive cokemaking capacity in the U.S. and Canada. The average age of capacity at these captive facilities is 38 years old, with 24 percent of capacity coming from facilities over 40 years old. As these cokemaking facilities continue to age, they will require replacement, providing us with investment opportunities. In addition, we believe that we may have opportunities to acquire steelmakers’ captive facilities as well as merchant coke producers’ facilities.
SunCoke has agreed to provide us preferential rights with respect to growth opportunities in the U.S. and Canada. During 2013, SunCoke made substantial progress on permitting its next potential U.S. facility in Kentucky and expects to receive permits in early 2014. If SunCoke proceeds with development of the Kentucky facility, we will have the option to purchase SunCoke’s interest in this facility upon completion of construction, as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement.” SunCoke anticipates that the Kentucky facility could have up to 120 ovens and 660,000 tons of cokemaking capacity and also would generate steam or electricity for sale. The Kentucky facility could serve multiple customers under long-term contracts and may have a portion of its capacity reserved for coke sales in the spot market. SunCoke’s ability to construct the Kentucky facility and to enter into new commercial arrangements is dependent upon market conditions in the steel industry.

Coal Logistics Operations
During 2013, we expanded our operations into the coal logistics market through the acquisitions of KRT and Lake Terminal. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. As a result of these acquisitions, we now own and operate four coal handling terminals with the collective capacity to blend and transload more than 30 million tons of coal annually and to store 1.5 million tons. We do not take possession of coal, but instead derive our revenue by providing coal handling and blending services to our customers on a per ton basis. Our coal blending and handling services are provided to steel, coke (including some of our domestic cokemaking facilities) and electric utility customers.
Seasonality
Our revenues in our cokemaking business are tied to long-term take-or-pay contracts, and as such, are not seasonal. However, our profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to coke yield component of our profitability tends to be more favorable in the third quarter.
Raw Materials
Metallurgical coal is the principal raw material for our cokemaking operations. Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We currently purchase approximately 2.5 million tons per year of metallurgical coal for our coke production. We believe there is an ample supply of metallurgical coal available in the U.S. and worldwide, and we have been able to supply coal to our cokemaking facilities without any significant disruption in coke production.
Coal from third parties is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also passed through to our customers. Most coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.
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
Transportation and Freight
For inbound transportation of coal purchases, both of our cokemaking facilities have long-term transportation agreements and where necessary, coal-blending agreements that run concurrently with the associated coke sales agreements. At our Middletown facility, we enter into short-term transportation contracts from year to year with multiple rail or barge operators for deliveries to the blending terminal. For coke sales, the point of delivery varies by agreement and facility. The point of delivery for coke sales to ArcelorMittal from our Haverhill cokemaking facility is generally designated by the customer and shipments are made by railcar under a long-term transportation agreement held by us. All delivery costs are passed through to the customers. Sales to AK Steel from our Haverhill cokemaking facility are made with the customer arranging for transportation. At our Middletown cokemaking facility, coke is delivered directly to AK Steel via conveyor belt leading to the customer’s blast furnace. As a result, we do not have coke transportation agreements related to our Middletown facility, but have coke rail loading facilities onsite and access to two major railroads should coke delivery by rail be necessary in the future. All transportation and freight costs in our Coal Logistics segment are paid by the customer directly to the transportation provider.
Research and Development and Intellectual Property and Proprietary Rights
As part of our omnibus agreement, SunCoke has granted us a royalty-free license to use the name “SunCoke” and related marks. Additionally, SunCoke has granted us a non-exclusive right to use all of SunCoke’s current and future cokemaking and related technology necessary to operate our business. SunCoke’s research and development program seeks to develop promising new cokemaking technologies and improve our heat recovery processes. Over the years, this program has produced numerous patents related to heat recovery coking design and operation, including patents for pollution control systems, oven pushing and charging mechanisms, oven flue gas control mechanisms and various others.
Competition
Cokemaking
The cokemaking business is highly competitive. Most of the world’s coke production capacity is owned by blast furnace steel companies utilizing by-product coke oven technology. The international merchant coke market is supplied by Chinese, Indian, Colombian and Ukrainian producers among others.
Current production from our cokemaking business is committed under long-term contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity as well as the sale of coke in the spot market, both in the U.S. and internationally. The principal competitive factors affecting our cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Competitors include by-product coke oven engineering and construction companies, as well as merchant coke producers. Specifically, Chinese and Indian companies have designed and built heat recovery facilities in China, India and Brazil for local steelmakers. Some of these design firms operate only on a local or regional basis while others, such as certain Chinese, German and Italian design companies, operate globally.
There are also technologies being developed or in the process of commercialization that seek to produce carbonaceous substitutes for coke in the blast furnace. We monitor the development of competing technologies, and it is unclear to us at this time whether these technologies will be successful in commercialization. We also monitor competing technologies, such as DRI, which is an alternative method of ironmaking used today in conventional blast furnaces and electric arc furnaces. These technologies compete indirectly with our cokemaking business and directly with our entry into the ferrous market.
We believe we are well-positioned to compete with other coke producers since our proven, industry-leading technology with many proprietary features allows us to construct cokemaking facilities that, when compared to other proven technologies, produce consistently higher quality coke and ratable quantities of heat that can be utilized as industrial grade steam or converted into electrical power.

Coal Logistics
The coal blending and handling service market is highly competitive in the geographic area of our operations. Our competitors are generally located within 100 miles of our operations on the Ohio, Big Sandy, or Kanawha Rivers, or on the CSX or Norfolk Southern rail lines. The principal competitive factors affecting our coal logistics business include proximity to the source of coal as well as the nature and price of our services provided. We believe we are well-positioned to compete with other coal blending and handling terminal service providers. Our largest terminal has state-of-the-art blending capabilities with fully automated and computer controlled blending that blends coal to within two percent accuracy of customer specifications. We also have the ability to provide pad storage and access to both CSX and Norfolk Southern rail lines as well as the Ohio River system.
Employees
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. As of December 31, 2013, our operating subsidiaries had approximately 431 employees. Approximately 34 percent of our operating subsidiaries' employees are represented by the United Steelworkers. Additionally, approximately 6 percent are represented by the International Union of Operating Engineers.
Safety
We are committed to maintaining a safe work environment and ensuring strict environmental compliance across all of our operations as the health and safety of our employees and the communities in which we operate are critical to our success. We believe that we employ best practices and conduct continual training programs well in excess of regulatory requirements to ensure that all of our employees are focused on safety. Furthermore, SunCoke employs a structured safety and environmental process that provides a robust framework for managing and monitoring safety and environmental performance.
We have consistently operated within the top quartile for the U.S. Occupational Safety and Health Administration’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute.
Legal and Regulatory Requirements
The following discussion summarizes the principal legal and regulatory requirements that we believe may significantly affect us.
Permitting and Bonding

•
Permitting Process for Certain Coal Terminals. Certain coal terminal operations in West Virginia and Kentucky have state-issued surface mining permits. The permit application process is initiated by collecting baseline data to adequately characterize, assess and model the pre-terminal environmental condition of the permit area, including soil and rock structures, cultural resources, soils, surface and ground water hydrology, and existing use. The permit application includes the coal terminal operations plan and reclamation plan, documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required by the Office of Surface Mining Reclamation and Enforcement’s (“OSM’s”) Applicant Violator System. Once a permit application is submitted to the regulatory agency, it goes through a completeness and technical review before a public notice and comment period. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including through public hearings and intervention in the courts.

•
Bonding Requirements for Coal Terminals with Surface Mining Permits. Before a surface mining permit is issued in Kentucky or West Virginia, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2013, we have posted an aggregate of approximately $0.7 million in surety bonds for our West Virginia and Kentucky coal terminal operations.

•
Permitting Process for Cokemaking Facilities. The permitting process for our cokemaking facilities is administered by the individual states. However, the main requirements for obtaining environmental construction and operating permits are found in the federal regulations. If all requirements are satisfied, a state or local agency produces an initial draft permit. Generally, the facility is allowed to review and comment on the initial draft. After accepting or rejecting the facility’s comments, the agency typically publishes a notice regarding the issuance of the draft permit in a local newspaper or on the internet and makes the permit and supporting documents available for public review and comment. Generally, a public hearing will be scheduled if the project is considered controversial. The EPA also has the opportunity to comment on the draft permit. The state or local agency responds to comments on the draft permit and may make revisions before a final construction permit is issued. A construction permit allows construction and commencement of operations of the facility and is generally valid for 18 months. Generally, construction must commence during this period, while some states allow this period to be extended in certain situations.

•
Air quality. Facilities that are major emitters of hazardous air pollutants must employ Maximum Available Control Technology (“MACT”) standards. Specific MACT standards apply to door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for new cokemaking facilities were developed using test data from SunCoke's Jewell cokemaking facility located in Vansant, Virginia. Under applicable federal air quality regulations, permitting requirements differ, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” area:

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

•
In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet Lowest Achievable Emission Rate (“LAER”) standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources.

•
Two new and more stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In 2012, a new and more stringent NAAQS for fine particulate matter, or PM 2.5, went into effect. These new standards have two impacts on permitting: (1) demonstrating compliance using dispersion modeling from a new facility will be more difficult and (2) additional areas of the country will likely become non-attainment areas.

•
In September 2011, the EPA withdrew reconsideration of a new, lower NAAQS for ground level ozone promulgated in March 2008. Based on this decision, under the Clean Air Act, the EPA will be required to review and potentially issue a new NAAQS for ground level ozone. Designation of new non-attainment areas for the revised ozone NAAQS may result in additional federal and state regulatory actions that could impact our operations and the operations of our customers and increase the cost of additions to property, plant and equipment.

•
The EPA finalized a new rule in 2010 requiring a new facility that is a major source of greenhouse gases (“GHGs”) to install equipment or employ BACT procedures. Currently, there is little information on what may be acceptable as BACT to control GHGs (primarily carbon dioxide from our facilities), but the database and additional guidance may be enhanced in the future.

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

•
U.S. Endangered Species Act. The U.S. Endangered Species Act and certain counterpart state regulations are intended to protect species whose populations allow for categorization as either endangered or threatened. With respect to permitting additional cokemaking facilities, protection of endangered or threatened species may have the effect of prohibiting, limiting the extent of or placing permitting conditions on soil removal, road building and other activities in areas containing the associated species. Based on the species that have been identified on our properties and the current application of these laws and regulations, we do not believe that they are likely to have a material adverse effect on our operations.
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

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. EPA has issued a notice of finding and determination that emissions of carbon dioxide and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act. However, EPA's ability to regulate GHGs for stationary sources is being challenged and the case accepted by the Supreme Court for review. We may also be subject to EPA’s “Tailoring Rule,” where certain modifications to our facilities could subject us to the additional permitting and other obligations under the New Source Review/Prevention of Significant Deterioration (NSR/PSD) and Title V programs of the Clean Air Act based on a facility’s GHG emissions. Numerous other proposals for federal and state legislation have been made relating to GHG emissions, including 2013 rule regarding new coal-fired power plants. While we do not anticipate new or existing power plan GHG rules to impact our facilities, the impact of and future GHG-related legislation and regulations on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues.

•
Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a dramatic increase in the dollar penalties assessed for citations issued.

Reclamation and Remediation

•
Comprehensive Environmental Response, Compensation, and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as Superfund, and similar state laws, responsibility for the entire cost of clean-up of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. In the course of our operations we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We also may be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. Under CERCLA, we may be responsible for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill cokemaking facility which stem from alleged violations of air operating permits for this facility. SunCoke is currently working in a cooperative manner with the EPA to address the allegations and has lodged a consent degree in federal district court that is undergoing review. Settlement may require payment of a penalty for alleged past violations as well as the capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. We retained $67.0 million in proceeds from the Partnership offering for these environmental remediation projects to comply with the expected terms of a consent decree. Spending for these projects depends on the timing and finality of the settlement. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $67.0 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $5 million related to these projects. The Partnership spent approximately $27 million during 2013 and expects to spend approximately $36 million and $11 million in 2014 and 2015, respectively. Any potential penalties for alleged past violations will be paid by SunCoke.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2013.
Under the terms of the omnibus agreement, SunCoke will indemnify us for certain environmental remediation projects costs. Please read “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement.”
Available Information
We make available free of charge, through our website, www.sxcpartners.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission, or SEC. These documents are also available at the SEC’s website at www.sec.gov. Our website also includes our Code of Business Conduct and Ethics, our Governance Guidelines, our Related Persons Transaction Policy and the charters of our Audit Committee and Conflicts Committee.
A copy of any of these documents will be provided without charge upon written request to Investor Relations, SunCoke Energy Partners, L.P., 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.

Items 1A.	Risk Factors
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
Risks Inherent in our Business
Our cokemaking business is subject to operating risks, some of which are beyond our control, that could result in a material increase in our operating expenses.
Factors beyond our control could disrupt our cokemaking operations, adversely affect our ability to service the needs of our customers, and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	earthquakes, subsidence and unstable ground or other conditions that may cause damage to infrastructure or personnel;

•
fire, explosion, or other major incident causing injury to personnel and/or equipment, resulting in all or part of the cokemaking operations at one of our facilities to cease, or be severely curtailed for a period of time;

•	processing and plant equipment failures, operating hazards and unexpected maintenance problems affecting our cokemaking operations or our customers; and

•
adverse weather and natural disasters, such as severe winds, heavy rains, snow, flooding, extremes of temperature, and other natural events affecting cokemaking operations, transportation, or our customers.

If any of these conditions or events occur, our cokemaking operations may be disrupted, operating costs could increase significantly, and we could incur substantial losses in this business segment. Disruptions in our cokemaking operations could materially and adversely affect our financial condition, or results of operations.
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

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking operations and/or our coal logistics business, and in the operations of our major customers, business partners and/or suppliers;

•	the cost of environmental remediation projects at our cokemaking operations and our coal logistics facilities;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality requirements in our coke sales agreements;

•	our ability to enter into new, or renew existing, long-term agreements for the supply of coke to domestic steel producers under terms similar to, or more favorable than, those currently in place;

•	our ability to enter into new, or renew existing, agreements for the sale of steam and electricity generated by our facilities under terms similar to, or more favorable than, those currently in place;

•
our ability to enter into new, or renew existing, agreements for coal handling, blending, storage, terminalling, transloading and/or transportation services at our coal logistics facilities, under terms similar to, or more favorable than, those currently in place;

•
changes in the marketplace that may affect the supply of, and demand for, our coke and/or our coal logistics services, including increased exports of coke from China related to reduced export duties and export quotas and increasing competition from alternative steelmaking and cokemaking technologies that have the potential to reduce or eliminate the use of coke;

•	our relationships with, and other conditions affecting, our customers;

•	changes in levels of production, production capacity, pricing and/or margins for coke and/or coal;

•	our ability to secure new coal supply and/or coal logistics agreements or to renew existing coal supply agreements;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of nonperformance by our suppliers;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•	cost of labor;

•	risks related to employees and workplace safety;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions and extreme temperatures);

•	changes in product specifications for the coke that we produce, or the coals that we blend;

•	changes in credit terms required by our suppliers;

•	changes in insurance markets and the level, types and costs of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in, or new, statutes, regulations or governmental policies by federal, state and local authorities with respect to protection of the environment;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories and leases;

•	nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners; and

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations.
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
Adverse developments at our cokemaking operations, or at our coal logistics facilities, could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
Our cokemaking operations and coal logistics facilities are subject to significant hazards and risks that include, but are not limited to, equipment malfunction, explosions, fires and the effects of severe weather conditions and extreme temperatures, any of which could result in production and transportation difficulties and disruptions, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others. There is also a risk of mechanical failure of our equipment both in the normal course of operations and following unforeseen events. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we would not be able to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke.
Adverse developments at our cokemaking facilities could significantly disrupt our coke, steam and electricity production and our ability to supply coke, steam, and/or electricity to our customers. Adverse developments at our coal logistics operations could significantly disrupt our ability to provide coal handling, blending, storage, terminalling, transloading and/or transportation services to our customers. Any sustained disruption at either our cokemaking operations, or our coal logistics facilities could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

All of our coke sales are made under long-term contracts with two customers. Any adverse developments with either of these customers could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
All of our coke sales are currently made under long-term contracts with ArcelorMittal and AK Steel. For the year ended December 31, 2013, ArcelorMittal and AK Steel accounted for approximately 26 percent and 67 percent, respectively, of our total revenues. We expect these two customers to continue to account for a significant portion of our revenues for the foreseeable future. If either of these customers were to significantly reduce its purchases of coke from us, or default on its agreements with us, or terminate or fail to renew its agreements with us, or if we were unable to sell coke to either of these customers on terms as favorable to us as the terms under our current agreements, our results of operations and therefore our ability to distribute cash to unitholders could be materially and adversely affected.
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill facility are subject to early termination under certain circumstances and any such termination could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
The coke sales agreement and the energy sales agreement with AK Steel at Haverhill 2, or the Haverhill AK Steel Contracts, are subject to early termination by AK Steel under certain circumstances and any such termination could have a material adverse effect on our business. For the year ended December 31, 2013, the Haverhill AK Steel Contracts accounted for approximately $197.0 million, or 29 percent, of our total revenues. The Haverhill coke sales agreement with AK Steel expires on January 1, 2022, with two automatic, successive five-year renewal periods. The Haverhill energy sales agreement with AK Steel runs concurrently with the term of the coke sales agreement, including any renewals, and automatically terminates upon the termination of the related coke sales agreement. The coke sales agreement may be terminated by AK Steel at any time on or after January 1, 2014 upon two years prior written notice if AK Steel (i) permanently shuts down iron production operations at its steel plant works in Ashland, Kentucky, or the Ashland Plant; and (ii) has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant’s iron production capacity. If such termination occurs at any time prior to January 1, 2018, AK Steel will be required to pay a significant termination fee.
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
Unfavorable economic conditions in the U. S. and globally, may cause a reduction in the demand for our products, which could adversely affect our cash flows, financial position or results of operations.
Sustained volatility and disruption in worldwide capital and credit markets in the U.S. and globally could cause reduced demand for our products. Additionally, unfavorable economic conditions, including the potentially reduced availability of credit, may cause a reduction in the demand for steel products, which, in turn, could adversely affect demand for our products. Such conditions could have an adverse effect on our cash flows, financial position or results of operations.
We are exposed to the credit risk, and certain other risks, of our major customers, and any material nonpayment or nonperformance by our major customers, or the failure of our customers to continue to purchase coke, or coal logistics services, from us at similar prices under similar arrangements, may have a material adverse effect on our results of operations and therefore our ability to distribute cash to our unitholders.
We are subject to the credit risk of our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration of their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our coke customers, whose operations are concentrated in the steelmaking industry, and our coal logistics customers whose operations are concentrated mainly in the steelmaking and power generation industries. We sell coke to our customers in the steelmaking industry pursuant to long-term take-or-pay agreements that require such customers either to purchase all of our coke production or a specified maximum tonnage greater than our stated capacity, as applicable, or to pay the contract price for the coke they do not accept. Our customers experience significant fluctuations in demand for their steel and/or coal products because of economic conditions, consumer demand, raw material and energy costs, and decisions by the U.S. federal and state governments to fund or not fund infrastructure projects, such as highways, bridges, schools, energy plants, railroads and transportation facilities. During periods of weak demand for steel, or coal, our customers may experience significant reductions in their operations, or substantial declines in the prices of the steel, or coal products, they sell. These and other factors may lead some customers to seek renegotiation or cancellation of their existing contractual commitments to us, or reduce their utilization of our services, which could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
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
Failure to comply with these regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could limit or materially increase the cost of our operations. We may not have been, or may not be, at all times, in complete compliance with all of these requirements, and we may incur material costs or liabilities in connection with these requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. In addition, these requirements are complex, change frequently and have become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business. For a description of certain environmental laws and matters applicable to us, including federal greenhouse gas, or GHG, regulations, see “Items 1 and 2. Business and Properties-Legal and Regulatory Requirements.” Compliance with such legal and regulatory requirements could result in increased costs to operate or maintain our facilities, increased capital expenditures to install new emission controls on our facilities, increased costs to administer and manage any potential emissions or tax programs, and reduce demand for our coke. Any such federal or state regulations requiring us, or our customers, to invest in expensive equipment or technology in order to maintain compliance could likewise adversely affect our future results of operations and our future ability to distribute cash to unitholders.
Excess capacity in the global steel industry, including in China, may weaken demand for steel produced by our U.S. steel industry customers, which, in turn, may reduce demand for our coke.
In some countries, such as China, steelmaking capacity exceeds demand for steel products. Rather than reducing employment by matching production capacity to consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) may export steel at prices that are significantly below their home market prices and that may not reflect their costs of production or capital. The availability of this steel at such prices may negatively affect our steelmaking customers, who may not be able to increase and may have to decrease, the prices that they charge for steel as the supply of steel increases. Our customers may also reduce their steel output in response to this increased supply, which would correspondingly reduce their demand for coke and make it more likely that they may seek to renegotiate their contracts with us or fail to pay for the coke they are required to take under our contracts. As a result, the profitability and financial position of our steelmaking customers may be adversely affected, which in turn, could adversely affect the certainty of our long-term relationships with those customers, as well as our ability to sell excess capacity in the spot market, and our own results of operations.
Increased exports of coke from producing countries may weaken our customers’ demand for coke capacity.
Effective January 1, 2013, China, in response to pressure from the World Trade Organization, or WTO, eliminated its 40% tariff on the export of metallurgical coke. During 2013, this action resulted in significantly reduced prices and increased exports of Chinese coke in the international market. Future increases in exports of coke from China and other producing countries may reduce our customers’ demand for coke capacity, which could depress coke prices and limit our ability to enter into new, or renew existing, commercial arrangements with our customers, as well as our ability to sell excess capacity in the spot market, and could materially and adversely affect our future revenues and profitability.

We face competition, both in our cokemaking operations and in our coal logistics business, that has the potential to reduce demand for our products and services, and that could have an adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
We face competition, both in our cokemaking operations and in our coal logistics business:

•
Competition in cokemaking operations: Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have reduced the amount of coke per ton of hot metal through alternative injectants, such as natural gas and pulverized coal, and the use of these coke substitutes could increase in the future, particularly in light of current low natural gas prices. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke. For example, electric arc furnace technology is a commercially proven process widely used in the U.S.. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced, and this reduction could have a material and adverse effect on our results of operations and therefore our ability to distribute cash to unitholders. We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies. As these technologies improve and as new technologies are developed, competition in the cokemaking industry may intensify.

•
Competition in coal logistics business: Decreased throughput and utilization of our coal logistics assets could result indirectly due to competition in the electrical power generation business from abundant and relatively inexpensive supplies of natural gas displacing thermal coal as a fuel for electrical power generation by utility companies. In addition, competition in the steel industry from processes such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas, may reduce the demand for metallurgical coals processed through our coal logistics facilities. In the future, additional coal handling facilities and terminals with rail and/or barge access may be constructed in the Eastern U.S.. Such additional facilities could compete directly with us in specific markets now served by our coal logistics business. Certain coal mining companies and independent terminal operators in some areas may compete directly with our coal logistics facilities. In some markets, trucks may competitively deliver mined coal to certain shorter-haul destinations, resulting in reduced utilization of existing terminal capacity.

Such competition may adversely affect our results of operations and therefore our ability to distribute cash to unitholders.
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
Our operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions and extreme temperatures. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations.
In addition, assets critical to our cokemaking operations, and/or coal logistics business, may deteriorate materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
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
Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales. Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, terrorist attack, fire, flood, power loss, telecommunications failure or similar event.  We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an information systems failure. Our business interruption insurance may not compensate us adequately for losses that may occur.
In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks.  Such data includes:  intellectual property; our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our employees.  The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, and cause a loss of confidence in our products and services, which could seriously and adversely affect our business.
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
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to construct and/or operate new cokemaking facilities that result in an increase in our earning per unit. We may not be able to complete construction of, or efficiently operate, cokemaking facilities that we develop in the future. Further development of future cokemaking facilities may not be within the expected time line or budget. In addition, we may not derive the financial returns we expect on our investment in new cokemaking facilities or such operations may not be profitable at all. We cannot predict the effect that any failed expansion may have on our core business. Regardless of whether we are successful in constructing and/or operating additional cokemaking facilities, the negotiations for development of such facilities could disrupt our ongoing business, distract management and increase our expenses. If we are not able to successfully execute our plans for the development and expansion of our cokemaking operations, whether as a result of unfavorable market conditions in the steel industry or otherwise, our future results of operations could be materially and adversely affected.
The failure to consummate or integrate acquisitions of other businesses and assets in a timely and cost-effective manner could have an adverse effect on our results of operations.
The acquisition of assets or businesses that expand our operations is an important component of our business strategy. We believe that acquisition opportunities may arise from time to time, and any such acquisitions could be significant. Any acquisition could involve the payment by us of a substantial amount of cash, the incurrence of a substantial amount of debt or the issuance of a substantial amount of equity. Certain acquisition and investment opportunities may not result in the consummation of a transaction. In addition, we may not be able to obtain acceptable terms for the required financing for any such acquisition or investment that arises. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our common units. Our future acquisitions could present a number of risks, including the risk of incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets, the risk of failing to successfully and timely integrate the operations or management of any acquired businesses or assets and the risk of diverting management’s attention from existing operations or other priorities. If we fail to consummate and integrate our acquisitions in a timely and cost-effective manner, our results of operations could be materially and adversely affected.
Failure to maintain effective quality control systems at our cokemaking operations, and/or our coal logistics facilities, could have a material adverse effect on our results of operations.
The quality of our coke is critical to the success of our business. For instance, our coke sales agreements contain provisions requiring us to deliver coke that meets certain quality thresholds. If our coke fails to meet such specifications, we could be subject to significant contractual damages or contract terminations, and our sales could be negatively affected. The quality of our coke depends significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that our employees adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems, either at our cokemaking operations, or at our coal logistics facilities, could have a material adverse effect on our results of operations.

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
Certain of our cokemaking facilities rely on third parties to blend coals that we have purchased into coal blends that we use to produce coke. We have entered into long-term agreements with coal blending service providers that are co-terminous with our coke sales agreements. However, there are limited alternative providers of coal blending services and any disruptions from our current service providers could materially and adversely impact our results of operations. In addition, if our rail transportation agreements are terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.
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
As of December 31, 2013, our operating subsidiaries had approximately 431 employees. Approximately 34 percent of our operating subsidiaries' employees are represented by the United Steelworkers. Additionally, approximately 6 percent are represented by the International Union of Operating Engineers. When these contracts expire or terminate, we may not be able to negotiate new ones on the same or more favorable terms, or at all, without labor stoppages and/or interruptions in our business. If we are unable to negotiate new collective bargaining agreements before the applicable expiration dates, our operations and profitability could be affected adversely. A prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to fulfill our customers’ orders and, as a result, adversely affect our production and profitability.
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
Factors beyond our control could disrupt our coal logistics operations, adversely affect our ability to service the needs of our customers, and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	geological, hydrologic, or other conditions that may cause damage to infrastructure or personnel;

•	a major incident that causes all or part of the coal logistics operations at a site to cease for a period of time;

•	processing and plant equipment failures and unexpected maintenance problems;

•	adverse weather and natural disasters, such as heavy rains or snow, flooding, extreme temperatures and other natural events affecting coal logistics operations, transportation, or customers;
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

•	demand for electricity in the U.S. is impacted by industrial production, which if weakened would negatively impact the revenues, margins and profitability of our coal logistics business;

•	demand for metallurgical coal depends on steel demand in the U.S. and globally, which if weakened would negatively impact the revenues, margins and profitability of our coal logistics business;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables; and

•
our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for potential acquisitions, or other growth opportunities.

Risks Inherent in an Investment in Us
Our revolving credit facility and the indenture governing our senior notes each contains restrictions and financial covenants that may restrict our business and financing activities.
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
The indenture governing the senior notes and our revolving credit facility prohibit us from making distributions to unitholders if certain defaults exist, subject to certain exceptions. In addition, both the indenture and the revolving credit facility contain additional restrictions limiting our ability to pay distributions to unitholders. Accordingly, we may be restricted by our debt agreements from distributing all of our available cash to our unitholders. Please read “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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
Our sponsor owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including our sponsor, have conflicts of interest with us and may favor their own interests to the detriment of us and our unitholders.
Our sponsor owns and controls our general partner and appoints the directors of our general partner. Although our general partner has a duty to manage us in a manner it believes to be in our best interests, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to our sponsor. Therefore, conflicts of interest may arise between our sponsor or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

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
Our omnibus agreement provides us with preferential rights to pursue certain growth opportunities in the U.S. and Canada identified by our sponsor and a right of first offer to acquire certain of our sponsor’s cokemaking assets located in the U.S. and Canada for so long as our sponsor or its controlled affiliate controls our general partner. The consummation and timing of any future acquisitions of such assets will depend upon, among other things, our sponsor’s ability to identify such growth opportunities, our sponsor’s willingness to offer such assets for sale, our ability to negotiate acceptable customer contracts and other agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our rights under the omnibus agreement, and our sponsor is under no obligation to identify growth opportunities or to sell any assets that would be subject to our right of first offer. For these or a variety of other reasons, we may decide not to exercise our preferential right to pursue growth opportunities or our right of first offer when any opportunities are identified or assets are offered for sale, and our decision will not be subject to unitholder approval. Please read “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence-Agreements Entered Into with Affiliates in Connection with our Initial Public Offering-Omnibus Agreement.”
While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended.
While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of our general partner) after the subordination period has ended. Affiliates of our general partner will own, directly or indirectly, approximately 14 percent of the outstanding common units and all of our outstanding subordinated units.

Our partnership agreement contains provisions that eliminate and replace the fiduciary duty standards to which our general partner otherwise would be held by state law.
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
Our partnership agreement restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement provides that:

•
whenever our general partner makes a determination or takes, or declines to take, any action in its capacity as our general partner, it must do so in good faith, and will not be subject to any other standard imposed by our partnership agreement, or any law, rule or regulation, or at equity;

•
our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning that it believed that the decision was in the best interest of our partnership;

•
our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate, or the resolution of a conflict of interest, is:

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
Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and our sponsor. Except as described under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence-Agreements Entered Into with Affiliates in Connection with our Initial Public Offering-Omnibus Agreement.” any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

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
Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce our earnings and therefore our ability to distribute cash to our unitholders. Please read “Part II. Item 5. The Partnership's Distribution Policy”
The amount of estimated replacement capital expenditures our general partner is required to deduct from operating surplus each quarter could increase in the future, resulting in a decrease in available cash from operating surplus that could be distributed to our unitholders.
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
The Jumpstart Our Business Startups Act ("JOBS Act"), signed into law in April 2012, relaxes certain reporting requirements for emerging growth companies like us. For as long as we are an emerging growth company, which may be up to five full fiscal years, we will not be required to, among other things:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002

•
comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer,

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise,

•	provide certain disclosure regarding executive compensation required of larger public companies or (5) hold unitholder advisory votes on executive compensation.
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
Our sponsor has a limited operating history as a separate public company, and its historical information is not necessarily representative of the results that it would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.
Our financial statements have been prepared by carving out from the financial statements of our sponsor the financial statements relating to our interest in the entities that own our sponsor’s two cokemaking facilities. Our sponsor’s historical financial information for the periods ended prior to our sponsor’s separation from Sunoco, Inc., is derived from the consolidated financial statements and accounting records of Sunoco. Accordingly, the historical financial information of the Predecessor do not necessarily reflect the results of operations, financial position and cash flows that we or our sponsor would have achieved if our sponsor had been a separate, publicly-traded company during the periods presented or those that we will achieve in the future.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We own the following real property:

•	Approximately 400 acres in Franklin Furnace (Scioto County), Ohio, on which the Haverhill cokemaking facility (both first and second phases) is located.

•	Approximately 250 acres in Middletown (Butler County), Ohio near AK Steel’s Middletown Works facility, on which the Middletown cokemaking facility is located.

•
Approximately 180 acres in Ceredo (Wayne County), West Virginia and approximately 36 acres in White Creek (Boyd County), Kentucky on which KRT has two coal terminals and one liquids terminal for its coal blending and handling services along the Ohio and Big Sandy Rivers.

We lease the following real property:

•
Approximately 45 acres of land located in East Chicago (Lake County), Indiana, through a sublease from SunCoke to Lake Terminal for the coal handling and blending facilities that service SunCoke's Indiana Harbor cokemaking facility. The leased property is inside ArcelorMittal’s Indiana Harbor Works facility and is part of an enterprise zone.

•	Approximately 25 acres in Belle (Kanawha County), West Virginia on which KRT has a coal terminal for its coal blending and handling services along the Kanawha River.

Item 3.	Legal Proceedings
The EPA and state regulators have issued notices of violation, or NOVs, for our Haverhill cokemaking facility. The information regarding these NOVs is presented in Note 15 to our Combined and Consolidated Financial Statements, within this Annual Report on Form 10-K, and is incorporated herein by reference.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at December 31, 2013.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market for the Partnership’s Common Equity
The Partnership’s common units, representing limited partnership interests, were listed on the New York Stock Exchange under the symbol “SXCP” beginning on January 18, 2013. Prior to that time, the Partnership’s equity securities were not traded on any public trading market. At the close of business on February 21, 2014, there were two holders of record of the Partnership’s common units. These holders of record consisted of Sun Coal & Coke LLC (which owns 100 percent of our general partner) with 2,209,697 of our common units registered in its name, and Cede & Co., a clearing house for stock transactions, with 13,503,456 common units registered to it. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
The high and low closing sales price ranges (composite transactions) and distributions declared by quarter for 2013 since the close of the IPO on January 24, 2013 were as follows:

	2013
	High	Low	Distributions (1)
First Quarter	$20.90	$18.25	$0.307100
Second Quarter	23.14	20.34	0.422500
Third Quarter	24.80	21.50	0.432500
Fourth Quarter	27.64	23.72	0.475000
(1) Distributions were declared in April 2013, July 2013, October 2013 and January 2014 and were paid on or around the last day of May 2013, August 2013, November 2013 and February 2014. The initial cash distribution rate of $0.307100 per limited partnership unit was paid on May 31, 2013 to holders of record on May 15, 2013. This amount reflects the proration of the $0.412500 minimum quarterly cash distribution rate for the period from the closing of the Partnership’s initial public offering on January 24, 2013 through March 31, 2013.
The Partnership has also issued 15,709,697 subordinated units, all of which are held by Sun Coal & Coke LLC, and for which there is no established public trading market.

The Partnership's Distribution Policy
The Partnership distributes available cash on or about the last day of each of February, May, August and November to the holders of record of common and subordinated units on or about the 15th day of each such month. Available cash is generally all cash on hand, less reserves established by the general partner in its discretion. Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate for the proper conduct of Partnership’s business.
The Partnership will make minimum quarterly distributions of $0.412500 per common unit, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.
During the subordination period the Partnership will, in general, pay cash distributions each quarter in the following manner:

•
First, 98 percent to the holders of common units and 2 percent to the general partner, until each common unit has received a minimum quarterly distribution of $0.412500, plus any arrearages from prior quarters;

•	Second, 98 percent to the holders of subordinated units and 2 percent to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.412500; and

•	Thereafter, in the manner described in the table below.

The subordination period is generally defined as the period that ends on the first business day after we have earned and paid at least:
(1) $1.65 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit and the corresponding distribution on our general partner’s 2 percent interest for each of three consecutive, non-overlapping four quarter periods ending on or after December 15, 2015, or
(2) $2.48 (150 percent of the annualized minimum quarterly distribution) on each outstanding common unit and subordinated unit and the corresponding distributions on our general partner’s 2 percent interest and the related distribution on the incentive distribution rights for a four-quarter period ending on or after December 31, 2013, in each case provided there are no arrearages on our common units at that time. The subordination period also will end upon the removal of our general partner other than for cause if no subordinated units or common units held by the holder(s) of subordinated units or their affiliates are voted in favor of that removal.
Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions from operating surplus each quarter in an amount equal to the minimum quarterly distribution of $0.412500 per common unit, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions from operating surplus may be made on the subordinated units. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages. After the subordination period, the Partnership will, in general, pay cash distributions each quarter in the following manner:

•
First, 98 percent to all unitholders, pro rata, and 2 percent to the general partner, until the Partnership distributes for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

•	Thereafter, as described in the paragraph and table below.
As presented in the table below, if cash distributions exceed $0.474375 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The amounts shown in the table below under “Percentage of Distributions” are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Distribution Amount per Unit,” until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

	Percentage of Distribution
	Quarterly Distribution Amount per Unit		Unitholders	General Partner
Minimum Quarterly Distribution	$0.412500		98%	2%
First Target Distribution	above $0.412500	up to $0.474375	98%	2%
Second Target Distribution	above $0.474375	up to $0.515625	85%	15%
Third Target Distribution	above $0.515625	up to $0.618750	75%	25%
Thereafter	above $0.681750		50%	50%
There is no guarantee that the Partnership will pay the minimum quarterly distribution on the common units in any quarter, and the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under the credit facility or the senior notes (Please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”).

Performance Graph
The graph below compares the cumulative total return of a $100 investment in SunCoke Energy Partners, L.P.'s common units relative to the cumulative total returns of a $100 investment in the Alerian Index and two customized peer groups described below. This graph covers the period beginning with the date of our initial public offering on January 18, 2013 through December 31, 2013 and assumes the reinvestment of dividends.
In selecting the peer groups for comparison, we considered master limited partnerships with similar growth and business attributes, as well as the Alerian Index. We believe these peer groups provide an appropriate comparison to our Partnership. The long-life contract peer group is comprised of master limited partnerships that provide services under long-term contracts and includes Boardwalk Pipeline Partners L.P., El Paso Pipeline Partners L.P. and Spectra Energy Partners L.P. The comparable growth peer group is comprised of master limited partnerships with comparable earnings and growth profiles as us and include Crestwood Midstream L.P., Crosstex Energy L.P., DCP Midstream Partners L.P., Holly Energy Partners L.P. and Summit Midstream Partners L.P. The Alerian Index is a well-known index comprised of 50 prominent master limited partnerships.
Market Repurchases
The Partnership did not repurchase any of its common units during 2013.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of December 31, 2013, regarding Partnership common units that may be issued upon conversion (assuming a one-for-one conversion) of securities granted under the general partner’s Long-Term Incentive Plan. For more information about this plan, which did not require approval by the Partnership’s limited partners, refer to "Item 11. Executive Compensation - Long-Term Performance Enhancement Plan.”
EQUITY COMPENSATION PLAN INFORMATION (1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	1,596,544

(1)
The only securities issued under SunCoke Energy Partners, L.P. Long-Term Incentive Plan since the Partnership’s initial public offering have been common units issued to directors in payment of their common unit retainers. Although permitted by the terms of the Long-Term Incentive Plan, no restricted units, unit appreciation rights, unit options, or other unit-based awards convertible into common units have been granted to executive officers or directors.

Item 6.	Selected Financial Data
The following table presents summary combined and consolidated operating results and other information of the Partnership and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Combined and Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
Our Combined and Consolidated Financial Statements include amounts allocated from SunCoke for corporate and other costs attributable to our operations. These allocated costs are for services provided to us by SunCoke. SunCoke centrally provides engineering, operations, procurement and information technology support to its facilities. In addition, allocated costs include legal, accounting, tax, treasury, insurance, employee benefit costs, communications and human resources. All corporate costs that were specifically identifiable to a particular operating facility of SunCoke have been allocated to that facility, including our operating facilities. Where specific identification of charges to a particular operating facility was not practicable, a reasonable method of allocation was applied to all remaining corporate and other costs. The allocation methodology for all remaining corporate and other costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of SunCoke’s operating facilities, including our operating facilities.
The Combined and Consolidated Financial Statements do not necessarily reflect what our financial position and results of operations would have been if we had operated as an independent, publicly-traded partnership during the periods shown. In addition, the Combined and Consolidated Financial Statements are not necessarily indicative of our future results of operations or financial condition. Additionally, if the omnibus agreement had been in effect during the year ended December 31, 2012, corporate and other costs allocated to us would have been lower by approximately $5.6 million.

	Years Ended December 31,
	2013	2012	2011		2010	2009
	(Dollars in millions)
Operating Results:
Total revenues	$687.3	$740.2	$449.8		$360.7	$308.7
Operating income	$122.8	$91.5	$38.3		$22.9	$(30.9)
Net income	$102.9	$56.8	$30.8	102,900,000	$24.0	$(6.5)
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$58.6
Net income per common unit (basic and diluted)	$1.81
Net income per subordinated unit (basic and diluted)	$1.81
Distributions per unit (1)	$1.6371
Cash Flow Data:
Net cash provided by (used in) operating activities	$130.3	$95.8	$23.5		$77.7	$(34.9)
Net cash used in investing activities	$(154.8)	$(17.5)	$(175.7)		$(180.9)	$(46.9)
Net cash provided by (used in) financing activities	$70.8	$(78.3)	$152.2		$103.2	$81.8
Balance Sheet Data (at period end):
Properties, plants and equipment, net	$871.1	$768.7	$783.8		$626.2	$460.7
Total assets	$1,027.5	$885.5	$928.7		$728.4	$567.2
Total debt	$189.7	$225.0	$225.0		$—	$—
Total partners’ capital attributable to SunCoke Energy Partners, L.P. / parent net equity	$580.5	$601.7	$623.2		$665.2	$538.0

(1)
Distributions were declared in April 2013, July 2013, October 2013 and January 2014 and were paid on or around the last day of May 2013, August 2013, November 2013 and February 2014. The initial cash distribution rate of $0.307100 per limited partnership unit paid on May 31, 2013 to holders of record on May 15, 2013 reflects the proration of the $0.412500 minimum quarterly cash distribution rate for the period from the closing of the Partnership’s initial public offering on January 24, 2013 through March 31, 2013.

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
The following discussion assumes that our business was operated as a separate entity prior to its inception. The entities that own our cokemaking facilities have been acquired as a reorganization of entities under common control and have therefore been recorded at historical cost. The Combined Financial Statements for periods prior to the IPO are the results of SunCoke Energy Partners' Predecessor (the "Predecessor") and were prepared using SunCoke Energy, Inc.'s ("SunCoke") historical basis in the assets and liabilities of SunCoke's Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") cokemaking facilities and include all revenues, costs, assets and liabilities attributed to the Predecessor after the elimination of all intercompany accounts and transactions. These statements reflect significant assumptions and allocations and include all expenses allocable to our business, but may not be indicative of those that would have been achieved had we operated as a separate public entity for all periods presented or of future results. The Consolidated Financial Statements for the period after the IPO pertain to the operations of the Partnership.

Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us") is a Delaware limited partnership formed in July 2012 whose primary business is manufacturing coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering of our common units representing limited partner interests, which we refer to as our IPO. In connection with our IPO, we acquired from SunCoke a 65 percent interest in each of our Haverhill and Middletown cokemaking facilities and related assets held by Haverhill and Middletown. SunCoke owns the remaining 35 percent interest in each of Haverhill and Middletown. SunCoke, through its subsidiary, owns a 55.9 percent partnership interest in us and all of our incentive distribution rights, and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which seeks to repurpose the coal’s liberated volatile components for other uses. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing environmental impact. We license this advanced heat recovery cokemaking process from SunCoke.
The first phase of our Haverhill facility, or Haverhill 1, includes steam generation facilities which use hot flue gas from the cokemaking process to produce steam. The steam is sold to a third-party pursuant to a steam supply and purchase agreement. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, include cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity. The electricity is either sold into the regional power market or to AK Steel both pursuant to energy sales agreements.
Our business strategy has evolved to include the expansion of our operations into adjacent business lines within the steelmaking value chain. During 2013, we expanded our operations into coal handling and blending services through two acquisitions. On August 30, 2013, the Partnership completed its acquisition of Lakeshore Coal Handling Corporation ("Lake Terminal"). Located in East Chicago, Indiana, Lake Terminal provides coal handling and blending services to our Indiana Harbor cokemaking operations. On October 1, 2013, the Partnership acquired Kanawha River Terminals ("KRT"). KRT is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky.

Further, we are exploring opportunities for entry into the ferrous segments of the steel value chain, such as iron ore concentration and pelletizing and direct reduced iron production ("DRI"). Concentrating and pelletizing are processes that prepare iron ore for use in a blast furnace as part of the integrated steelmaking process and result in a more efficient blast furnace steelmaking process. The current capacity for both concentrating and pelletizing of iron ore in the United States ("U.S.") and Canada is in excess of 230 million tons and we believe acquisitions of existing facilities could potentially provide an attractive avenue for growth. DRI, an alternative method of ironmaking is used today in conventional blast furnaces and electric arc furnaces. The capital investment required to build DRI plants is low compared to integrated steel plants and operating costs can be favorable if low cost energy supplies are available. DRI is successfully manufactured in various parts of the world through either natural gas or coal-based technology. Currently, there is only one DRI operation in the U.S., but we believe demand for additional DRI capacity in the U.S. may grow by approximately 5 million tons, driven in part by the available supply of low cost natural gas as a reducing agent.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”
2013 Key Financial Results

•
Total revenues in 2013 decreased 7.1 percent to $687.3 million primarily due to the pass-through of lower coal prices in our Domestic Coke segment. The effect of lower coal prices was slightly offset by our new Coal Logistics segment, which contributed $12.5 million of revenue. Net income attributable to unitholders was $58.6 million in 2013. Net income of the Predecessor in 2012 is not comparable due to the non-controlling interest in the Partnership subsequent to the IPO.

•
Adjusted EBITDA was $155.2 million in 2013 compared to $127.4 million in 2012 and Adjusted EBITDA per ton in our Domestic Coke operations was $87.73 in 2013, improved from $72.47 in 2012. The improvements in Adjusted EBITDA and Adjusted EBITDA per ton were due primarily to improved coal-to-coke yields and higher operating cost recovery. Additionally, the Coal Logistics segment contributed $4.7 million to Adjusted EBITDA during 2013.

•	Cash generated from operating activities was $130.3 million in 2013 compared to $95.8 million in 2012. The increase was primarily attributable to the increased contribution of earnings.
Our Focus in 2013

For the Partnership, 2013 was a year of strong execution. Our 2013 strategies and accomplishments were as follows:

•	Completed our initial public offering

•	Sustained momentum established at our cokemaking facilities through continued focus on operational excellence, including safety and environmental stewardship.

•	Achieved growth through acquisitions

•	Initiated the environmental remediation project related to the Haverhill consent decree
Completed our initial public offering
On January 23, 2013, in anticipation of the closing of the IPO, we entered into a contribution agreement with Sun Coal & Coke, a subsidiary of SunCoke, and our general partner (the "Contribution Agreement"). Pursuant to the Contribution Agreement, upon the closing of the IPO on January 24, 2013, Sun Coal & Coke contributed to us an interest in each of Haverhill and Middletown which resulted in our owning a 65 percent interest in each of Haverhill and Middletown. In exchange, our general partner continued to hold a 2 percent general partner interest in us and we issued to our general partner incentive distribution rights ("IDRs") in us. We also issued to Sun Coal & Coke 2,209,697 common units and 15,709,697 subordinated units. The 35 percent interest in each of Haverhill and Middletown retained by Sun Coal & Coke is recorded as a noncontrolling interest of the Partnership. In conjunction with the closing of the IPO, we sold 13,500,000 common units, representing a 42.1 percent partnership interest, to the public at an initial public offering price of $19.00 per common unit.
Sustained momentum established at our cokemaking facilities through continued focus on operational excellence, including safety and environmental stewardship, at all facilities.
During 2013, our cokemaking business maintained its momentum, again exceeding 100 percent capacity utilization. Adjusted EBITDA from our cokemaking operations increased $27.8 million to $155.2 million in 2013 with Adjusted EBITDA per ton of $88, up $15 from 2012. Operating our cokemaking facilities reliably and at low cost, while producing consistently high quality coke, is critical to maintaining the satisfaction of existing customers and our ability to grow with new and existing customers. We have continued to achieve reliable and cost-efficient operation of our facilities through the SunCoke Way, a standardized processes, procedures and management system incorporating best practices. Consistent implementation of the SunCoke Way as well as a better understanding of cokemaking sciences have improved our efficiencies, resulting in better yields, and enabling us to achieve the flexibility required to execute opportunistic spot sales of approximately 26 thousand tons to a third customer during 2013. We also remained committed to maintaining a safe work environment and ensuring strict compliance with applicable laws and regulations.
Achieved growth through acquisitions
On August 30, 2013, we completed the acquisition of the assets and business operations of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal") for $28.6 million. Prior to the acquisition, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, we paid $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor, in consideration for assigning its share of the Lake Terminal buyout rights to us. We recognized this payment in selling, general, and administrative expenses on the Combined and Consolidated Statement of Income during the period. Adjusted EBITDA from Lake Terminal subsequent to the acquisition date was approximately $2.5 million.
Located in East Chicago, Indiana, Lake Terminal has and will continue to provide coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. In September 2013, Lake Terminal and Indiana Harbor entered into a new 10-year contract with terms equivalent to those of an arm’s-length transaction.
On October 1, 2013, we completed the acquisition of Kanawha River Terminals LLC ("KRT") for $84.7 million, utilizing $44.7 million of available cash and $40.0 million of borrowings under our existing revolving credit facility. KRT is a leading metallurgical and thermal coal blending and handling terminal service provider in West Virginia and Kentucky with the collective capacity to blend and transload more than 30 million tons of coal annually. KRT has and will continue to provide coal handling and blending services to third party customers as well as the Partnership's Middletown cokemaking operations and certain other SunCoke facilities under contract with terms equivalent to those of an arm's-length transaction. Adjusted EBITDA from KRT subsequent to the acquisition date was approximately $2.2 million.
Lake Terminal and KRT do not take possession of coal but instead generate revenues by providing coal handling and blending services to their customers on a fee per ton basis. The results of these acquisitions have been included in the Combined and Consolidated Financial Statements and Coal Logistics segment since the acquisition dates.
Initiated the environmental remediation project related to the Haverhill consent decree
We have undertaken capital projects to improve the reliability of the energy recovery systems and enhance environmental performance at our Haverhill cokemaking facilities in response to Notices of Violations received from the EPA. Prior to our formation, SunCoke spent $5.0 million related to these projects. The Partnership spent $27.0 million during 2013 and expects to spend approximately $36 million and $11 million in 2014 and 2015, respectively. Any amounts that we spend on these projects exceeding the $67.0 million in proceeds we retained from the Partnership offering will be reimbursed by SunCoke. Spending for these projects depends on the timing and finality of the settlement. During 2013, SunCoke finalized penalty negotiations with regulators and have lodged a Consent Decree in federal district court that is undergoing review. Any potential penalties for alleged past violations will be paid by SunCoke.
Our Focus and Outlook for 2014

In 2014, our primary focus will be to:

•	Sustain high-level of operating performance in our Domestic Coke operations

•	Pursue growth opportunities in cokemaking, coal logistics and a potential entry into the ferrous value chain

•	Work with SunCoke on potential dropdown transactions
Sustain high-level of operating performance in our Domestic Coke operations
Given our strong operating performance in 2013, we expect our cokemaking operations to maintain their positive momentum and produce approximately 1.8 million tons of coke.  We expect to achieve Adjusted EBITDA per ton of $83 to $87 at our cokemaking operations in 2014.
In 2014, we will continue our work to improve the reliability of the energy recovery systems and enhance environmental performance at our Haverhill cokemaking facilities. We expect to successfully complete the execution of the environmental remediation project at Haverhill 2 during 2014 and Haverhill 1 during 2015.

Pursue growth opportunities in cokemaking, coal logistics and a potential entry into the ferrous value chain
During 2014, we will continue to explore selective opportunities to acquire existing cokemaking assets in the U.S. and Canada. In addition, SunCoke expects to finalize the permitting of a potential new coke facility in Kentucky and will seek long-term customer commitments for a majority of the facility’s capacity prior to commencing construction. Under the omnibus agreement, we have the right to purchase this facility once it becomes operational.
We also plan to actively pursue opportunities to expand our coal logistics business, leveraging the management and operations expertise acquired with these businesses. Our coal logistics facilities are operating below capacity, and we will seek to secure additional volumes from existing and new customers to fully utilize these facilities.  In addition, we will pursue acquisitions of third-party assets that can expand our footprint in attractive and complementary segments of the coal logistics market.
In 2013, we received a favorable IRS private letter ruling for the concentrating and pelletizing of iron ore, and we will continue to pursue opportunities for entry into the ferrous market in 2014. In iron ore concentrating, various crushing, grinding and enriching processes separate iron-bearing particles from waste material to produce a concentrate of specific iron content.  In pelletizing, a thermal treatment process forms iron ore concentrate into pellets which are then used in a blast furnace as part of the integrated steelmaking process. Iron ore pellets allow air to flow between the pellets, resulting in a more efficient blast furnace steelmaking process.  The current capacity for both concentrating and pelletizing of iron ore in the U.S. and Canada is in excess of 230 million tons and we believe acquisitions of existing facilities could potentially provide an attractive avenue for growth.
DRI, an alternative method of ironmaking, has been developed to overcome some of the economic and operating challenges of conventional blast furnaces. DRI is predominantly used as a replacement for steel scrap or pig iron in the electric arc furnace steelmaking process. The capital investment required to build DRI plants is low compared to integrated steel plants and operating costs can be favorable if low cost energy supplies are available. DRI is successfully manufactured in various parts of the world through either natural gas or coal-based technology. Currently, there is only one DRI operation in the U.S., but we believe demand for additional DRI capacity in the U.S. may grow by approximately 5 million tons, driven in part by the available supply of low cost natural gas as a reducing agent. We have requested a private letter ruling for DRI and will pursue opportunities in the DRI market if we receive a favorable ruling.
Work with SunCoke on potential dropdown transactions
Prior to January 18, 2014, SunCoke was subject to a series of limitations and restrictions on restructuring activities as a result of its tax free spin-off from Sunoco. With the expiration of these restrictions, we are evaluating, with SunCoke, the potential dropdown of all of SunCoke's remaining domestic cokemaking assets to the Partnership over time. We are also considering the appropriate capital structure for the Partnership to facilitate its financing of any dropdown transactions and have engaged key financial advisors. Upon receiving any formal offer from SunCoke pursuant to the omnibus agreement, we will engage the Conflicts Committee of our Board of Directors to evaluate these opportunities
Items Impacting Comparability

•
Coal Logistics. On August 30, 2013 and October 1, 2013, the Partnership acquired Lake Terminal and KRT, respectively. Prior to the acquisition of Lake Terminal, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, the Partnership paid $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor, in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The Partnership recognized this payment in selling, general, and administrative expenses on the Consolidated Statement of Income during the period. The results of these newly acquired facilities have been included in the Combined and Consolidated Financial Statements since the dates of acquisition and are presented in the new Coal Logistics segment. Coal Logistics reported revenues of $13.6 million, of which $1.1 million are intercompany revenues, Adjusted EBITDA of $4.7 million and Adjusted EBITDA per ton of $1.24 for the year ended December 30, 2013.

•
Middletown Cokemaking Operations. We commenced operations at our Middletown, Ohio cokemaking facility in October 2011 and reached full production in the first quarter of 2012. The Middletown cokemaking facility produced 617 thousand tons, 602 thousand tons and 68 thousand tons of coke for the years ended December 31, 2013, 2012, and 2011, respectively. The Middletown cokemaking facility also contributed $263.1 million, $289.0 million, and $28.7 million of revenue and $78.3 million, $59.9 million, and ($0.3) million of Adjusted EBITDA for the years ended December 31, 2013, 2012, and 2011, respectively. Middletown revenue and Adjusted EBITDA for the year ended December 31, 2013 benefited from increased operating cost recovery of $6.3 million due to the change from a fixed operating fee per ton to a budgeted amount per ton based on the expected full recovery of operational and maintenance costs. Unreimbursed costs of $10.0 million, of which $4.0 million related to start-up activities in the first quarter of 2012, are included in the results of operations for the year ended December 31, 2012.

•
Corporate Support Services. We incurred allocated expenses of $16.7 million, $20.8 million and $16.5 million in 2013, 2012 and 2011, respectively. These allocated costs are for services provided to us by SunCoke. SunCoke centrally provides engineering, operations, procurement and information technology support to its facilities. In addition, allocated costs include legal, accounting, tax, treasury, insurance, employee benefit costs, communications and human resources. For periods subsequent to the IPO, corporate allocations were recorded based upon the omnibus agreement. As such, allocated costs in the periods presented are not comparable.

•
Interest Expense, net. The Predecessor periods include $225.0 million of term loan debt ("Term Loan") and debt related issuance costs that were allocated to us by SunCoke. Concurrent with the IPO, we issued $150.0 million in senior notes ("Partnership Notes") with an interest rate of 7.375 percent and repaid the Term Loan allocated from SunCoke.

Interest expense, net was $15.4 million, $10.3 million and $4.7 million for 2013, 2012 and 2011, respectively. The year ended December 31, 2013 was impacted by $3.7 million of debt restructuring costs. The remaining increase of $1.4 million was primarily due to higher interest rates and commitment fees associated with our debt, partially offset by lower debt balances. The increase in interest expense, net in 2012 as compared to 2011 was due to the timing of debt issuances in the second half of 2011.
The increase in interest expense in 2012 compared to 2011 is primarily due to SunCoke allocating $225.0 million of debt and related debt issuance costs to us, which was effective July 26, 2011.

•
Income Taxes. The historical Combined Financial Statements of our predecessor include U.S. federal income tax expenses calculated on a theoretical separate-return basis. Following our IPO, we do not pay federal income taxes on the operating income generated by our subsidiaries. Earnings from our Middletown operations, however, are subject to a local income tax which was reflected in the current period. In conjunction with the contribution of the 65 percent interest in Haverhill and Middletown upon the closing of the IPO, all deferred tax assets and liabilities were eliminated through equity.

•
Noncontrolling Interest. At the closing of the IPO, we acquired a 65 percent interest in each of two entities that own the Haverhill and Middletown facilities with SunCoke continuing to hold the remaining 35 percent interest. As a result, our distributable cash flow will not include distributions on SunCoke's interest in these entities and SunCoke's retained interest is recorded as noncontrolling interest in our Consolidated Financial Statements. For the year ended December 31, 2013, net income attributable to noncontrolling interest was $40.8 million. The Predecessor's Combined Financial Statements include the results of 100 percent of Haverhill and Middletown.

•
AK Steel Middletown Outage. SunCoke cooperated with AK Steel on its projected second half of 2013 coke needs after a blast furnace outage at their Middletown plant in the second quarter of 2013. Specifically, due to this outage, SunCoke agreed to manage production at our Haverhill cokemaking facility to be consistent with annual contract maximums and to temporarily scale back coke production at our Middletown facility to name plate capacity levels in the second half of 2013. Our omnibus agreement with SunCoke, our general partner, requires that SunCoke make us whole for any adverse effects from this outage. Based on actual production levels, SunCoke, through the general partner, made capital contributions of $0.9 million to us as a result of lower production at our Middletown facility.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Operations and other operating data for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Revenues
Sales and other operating revenue	$687.3	$740.2	$449.8
Costs and Operating Expenses
Cost of products sold and operating expenses	510.1	593.5	367.2
Selling, general and administrative expenses	21.4	22.0	25.7
Depreciation and amortization expense	33.0	33.2	18.6
Total costs and operating expenses	564.5	648.7	411.5
Operating income	122.8	91.5	38.3
Interest expense	15.4	10.3	4.7
Income before income tax expense	107.4	81.2	33.6
Income tax expense	4.5	24.4	2.8
Net income	$102.9	$56.8	$30.8
Less: Net income attributable to noncontrolling interests	40.8
Net income attributable to SunCoke Energy Partners, L.P./ Predecessor	62.1
Less: Predecessor net income prior to initial public offering on January 24, 2013	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$58.6

Year Ended December 31, 2013 compared to Year Ended December 31, 2012
Revenues. Our total revenues, net of sales discounts, decreased $52.9 million, or 7.1 percent, to $687.3 million for the year ended December 31, 2013 compared to $740.2 million for the corresponding period of 2012. The decrease was primarily due to the pass-through of lower coal prices in our Domestic Coke segment. The effect of lower coal prices was slightly offset by an increase in energy revenues of $3.1 million as well as our new Coal Logistics segment, which contributed $12.5 million of revenue.
Costs and Operating Expenses. Total operating expenses decreased $84.2 million, or 13.0 percent, to $564.5 million for the year ended December 31, 2013 compared to $648.7 million for the corresponding period of 2012. The decreases in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment. These decreases were partially offset by acquisition related and public company costs. Additionally, our Coal Logistics segment incurred costs of $10.7 million.
Interest Expense. Interest expense was $15.4 million for the year ended December 31, 2013 compared to $10.3 million for the corresponding period of 2012. Comparability between periods is impacted by the financing activities discussed previously.
Income Taxes. Income tax expense decreased $19.9 million to $4.5 million for the year ended December 31, 2013 compared to $24.4 million for the corresponding period of 2012. The periods are not comparable as, following the IPO, the Partnership was not subject to federal or state income taxes. Earnings from our Middletown operations, however, are subject to a local income tax which was reflected in the current period.
Noncontrolling Interest. Income attributable to noncontrolling interest was $40.8 million for the year ended December 31, 2013.  Concurrent with the IPO, SunCoke contributed 65 percent of the Haverhill and Middletown cokemaking facilities, retaining the remaining 35 percent which represents the Partnership's noncontrolling interest. During 2013, prior to the IPO, the Predecessor had earnings of $3.5 million included in the Partnership's net income for the year.

Year Ended December 31, 2012 compared to December 31, 2011
Revenues. Our total revenues, net of sales discounts, increased $290.4 million, or 64.6 percent, to $740.2 million for the year ended December 31, 2012 compared to $449.8 million for the corresponding period of 2011. Total revenues include energy revenues of $41.4 million and $27.8 million for the year ended December 31, 2012 and 2011, respectively. The increase in total revenues was primarily due to the start-up of operations at our Middletown facility, which contributed $260.3 million to the increase. The Haverhill facility contributed the remaining $30.1 million of the increase. Increased volumes at Haverhill of approximately 27 thousand tons, or 2.4 percent, contributed $8.8 million to the increase in revenues, while the pass-through of higher coal costs contributed an additional $14.9 million. Additionally, $11.7 million of the increase was primarily attributable to the pass-through of higher transportation costs offset by decreased energy revenues of $5.4 million primarily due to decreased pricing.
Costs and Operating Expenses. Total operating expenses increased $237.2 million, or 57.6 percent, to $648.7 million for the year ended December 31, 2012 compared to $411.5 million for the corresponding period of 2011. The increase was primarily attributable to the start-up of operations at our Middletown facility, which contributed $212.3 million to the increase. Higher coal and transportation costs at our Haverhill facility contributed an additional $25.4 million to the increase. Selling, general and administrative expenses at Haverhill increased $0.7 million while depreciation expense increased $2.2 million. The increase in depreciation expense is primarily due to accelerated depreciation on certain assets due to a change in their estimated useful lives. These increases were partially offset by cost decreases of $3.4 million, primarily related to a favorable comparison to the prior year period which included costs associated with the relocation of SunCoke’s corporate headquarters.
Interest Expense. Interest expense was $10.3 million for the year ended December 31, 2012 compared to $4.7 million for the corresponding period of 2011. Comparability between periods is impacted by the financing activities discussed previously.
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

Results of Reportable Business Segments
We report our business results through two segments:

•	Domestic Coke consists of our Haverhill and Middletown cokemaking and heat recovery operations located in Franklin Furnace, Ohio and Middletown, Ohio, respectively.

•	Coal Logistics consists of our coal handling and blending service operations in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; and Catlettsburg, Kentucky.
Prior to the third quarter of 2013, Domestic Coke was the Partnership's only reportable segment. During the third and fourth quarters of 2013 the Partnership completed the acquisition of Lake Terminal and KRT, providing coal handling and blending services. The results of Lake Terminal and KRT are presented in the new Coal Logistics segment below.
Our coke sales agreements in our Domestic Coke segment contain highly similar contract provisions. Specifically, each agreement includes:

•
Take-or-Pay Provisions. Substantially all of our coke sales at our cokemaking facilities are under take-or-pay contracts that require us to produce the contracted volumes of coke and require the customer to purchase such volumes of coke up to a specified tonnage maximum or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume and performance by our customers are key determinants of our profitability. We generally do not have significant spot coke sales since our capacity is consumed by long-term contracts; accordingly, spot prices for coke do not generally affect our revenues.

•
Coal Cost Component with Pass-Through Provisions. The largest cost component of our coke is the cost of purchased coal, including any transportation or handling costs. Under the contracts at our cokemaking facilities coal costs are a pass-through component of the coke price, provided that we realize certain targeted coal-to-coke yields. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process.

Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices decline, the benefits associated with favorable coal-to-coke yields also decline.

•
Operating Cost Component with Pass-Through or Inflation Adjustment Provisions. Our coke prices include an operating cost component. Operating costs under two of our coke sales agreements are passed through to the respective customers subject to an annually negotiated budget in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Under our one other coke sales agreements, the operating cost component for our coke sales are fixed subject to an annual adjustment based on an inflation index. Accordingly, actual operating costs can have a significant impact on the profitability of all our domestic cokemaking facilities.

•
Fixed Fee Component. Our coke prices also include a per ton fixed fee component for each ton of coke sold to the customer and is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. The fixed fee is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is based on the fixed fee per ton and favorable or unfavorable performance on pass-through cost items.

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

Coal Logistics revenues are derived from services provided to steel, coke (including some of our and SunCoke's domestic cokemaking facilities) and electric utility customers. Services provided to our cokemaking facilities are provided under contract with terms equivalent to those of an arm's-length transaction. We do not take possession of coal but instead act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts.
Corporate and other expenses that can be identified with a segment have been included as deductions in determining operating results of our business segments, and the remaining expenses have been included in Corporate and Other.
Management believes Adjusted EBITDA is an important measure of operating performance and is used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” near the end of this Item.

Segment Operating Data
The following tables set forth the sales and other operating revenues and Adjusted EBITDA of our segments and other financial and operating data for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Sales and other operating revenues:		(Predecessor)	(Predecessor)
Domestic Coke	$674.8	$740.2	$449.8
Coal Logistics	12.5	—	—
Coal Logistics intersegment sales	1.1	—	—
Elimination of intersegment sales	(1.1)	—	—
Total	$687.3	$740.2	$449.8
Adjusted EBITDA(1):
Domestic Coke	$157.3	$127.4	$61.9
Coal Logistics	4.7	—	—
Corporate and Other (2)	(6.8)	—	—
Total	$155.2	$127.4	$61.9
Coke Operating Data:
Domestic Coke capacity utilization (%)(3)	108	107	102
Domestic Coke production volumes (thousands of tons)(4)	1,790	1,766	1,192
Domestic Coke sales volumes (thousands of tons)(5)	1,793	1,758	1,203
Domestic Coke Adjusted EBITDA per ton(6)	$87.73	$72.47	$51.45
Coal Logistics Operating Data:
Tons handled (thousands of tons)	3,785	—	—
Coal Logistics Adjusted EBITDA per ton handled(7)	$1.24	—	—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)
There were no Corporate and other costs in 2012 and 2011 as these periods were prior to the formation the Partnership. The predecessor results reflect our combined carve-out financial statements, which include all expenses allocable to our business within Domestic Coke.

(3)	Periods prior to 2012 exclude capacity utilization for Middletown, which commenced operations in October 2011.

(4)	Includes Middletown production volumes of 617 thousand tons, 602 thousand tons and 68 thousand tons in 2013, 2012 and 2011, respectively.

(5)	Includes Middletown sales volumes of 617 thousand tons, 597 thousand tons and 68 thousand tons from 2013, 2012 and 2011, respectively.

(6)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(7)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.

Analysis of Segment Results
Year Ended December 31, 2013 compared to Year Ended December 31, 2012
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $65.4 million, or 8.8 percent, to $674.8 million in 2013 compared to $740.2 million in 2012. The decrease was due primarily to the pass-through of lower coal costs at our Domestic Coke segment, which decreased revenues by approximately $91.6 million. The effect of lower coal costs were partially offset by slightly higher volumes, which contributed $14.5 million in additional revenues over the prior year period, of which a portion are attributable to a fourth customer. Increased operating expense recovery of $8.0 million, primarily attributable to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operating maintenance costs at our Middletown facility, further increased revenues.  The remaining increase of $3.7 million was due primarily to higher energy revenues as compared to the prior year period.

Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $29.9 million, or 23.5 percent, to $157.3 million in 2013 compared to $127.4 million in 2012. Improved coal-to-coke yields increased Adjusted EBITDA by $6.9 million over the prior year period while higher volumes of 35 thousand tons increased Adjusted EBITDA by $3.0 million. Adjusted EBITDA was further increased $12.2 million due primarily to higher operating cost recovery at Middletown related to the change from a fixed operating fee per ton to a budgeted amount per ton based on the expected full recovery of operational and maintenance costs, as well as lower non-reimbursable costs as a result of start up costs incurred in 2012. The remaining increase of $7.8 million was due primarily to a favorable comparison to the prior year, which included higher allocation of corporate costs, as well as increased energy revenues in 2013 compared to the prior year period.
Depreciation and amortization expense, which was not included in segment profitability, decreased $2.0 million, to $31.2 million in 2013 from $33.2 million in 2012, primarily due to accelerated depreciation at our Haverhill facility in the prior year period of $2.1 million.
Coal Logistics
Lake Terminal and KRT were acquired on August 30, 2013 and October 1, 2013, respectively. Inclusive of intersegment sales, sales and other operating revenue on 3,785 thousand tons of coal handled were $13.6 million and Adjusted EBITDA was $4.7 million in 2013.
Depreciation expense, which was not included in segment profitability, was $1.8 million during 2013.
Corporate and Other
Corporate expenses were $6.8 million in 2013 and included costs to operate as a public company as well as acquisition related costs, including the $1.8 million payment to DTE concurrent with the acquisition of Lake Terminal. The prior year results were not comparable as the Partnership did not exist.
Year Ended December 31, 2012 compared to Year Ended December 31, 2011
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue increased $290.4 million, or 64.6 percent, to $740.2 million in 2012 compared to $449.8 million in 2011. The increase in total revenues was primarily due to the start-up of operations at our Middletown facility, which contributed $260.3 million to the increase. The Haverhill facility contributed the remaining $30.1 million of the increase. Increased volumes at Haverhill of approximately 27 thousand tons, or 2.4 percent, contributed $8.8 million to the increase in revenues, while the pass-through of higher coal costs contributed an additional $14.9 million. Additionally, $11.7 million of the increase was primarily attributable to the pass-through of higher transportation costs offset by decreased energy revenues of $5.4 million primarily due to decreased pricing.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $65.5 million, or 105.8 percent, to $127.4 million in 2012 compared to $61.9 million in 2011. The increase in Adjusted EBITDA was due to the start-up of operations at our Middletown facility, which contributed $60.2 million to the increase. The remaining increase $5.3 million related to slightly higher volumes and improved coal-to-coke yields at our Haverhill facility.
Depreciation and amortization expense, which was not included in segment profitability, increased $14.6 million, to $33.2 million in 2012 from $18.6 million in 2011, primarily due to a full year of depreciation expense taken at the Middletown facility.

Liquidity and Capital Resources
Prior to the IPO, our operations were funded with cash from our operations and funding from SunCoke. Our cash receipts were deposited in SunCoke’s bank accounts and cash disbursements were made from those accounts. Consequently, our historical financial statements for periods prior to the IPO have reflected no cash balances. Cash transactions processed on our behalf by SunCoke were reflected in parent net equity as intercompany advances between us and SunCoke. We completed our IPO on January 24, 2013 and now maintain our own bank accounts.
Our sources of liquidity include the retention of approximately $118.0 million of the proceeds from our IPO, our concurrent offering of senior notes, cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We operate in a capital-intensive industry, and our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves and pay distributions. We believe our current resources, including the potential borrowings under our revolving credit facility discussed below, are sufficient to meet our working capital requirements for our current business for the foreseeable future. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund acquisitions and other expansion capital expenditures.
Concurrent with the closing of our IPO, we issued approximately $150.0 million aggregate principal amount of senior notes ("Partnership Notes"). During the year ended December 31, 2013, proceeds from the issuance of the Partnership Notes were $146.3 million, net of $3.7 million of issuance costs. We also entered into a $100.0 million revolving credit facility. We incurred issuance costs of $2.2 million in conjunction with entering into our new revolving credit facility. This credit facility was amended on August 28, 2013, increasing the total aggregate commitments from lenders to $150.0 million and now providing for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. We paid $0.9 million in fees related to the credit facility amendment. The fees have been included in deferred charges and other assets in the Combined and Consolidated Balance Sheet, which will be amortized over the life of the facility. On October 1, 2013, we borrowed $40.0 million against the credit facility for the purchase of KRT. In addition to the $40.0 million borrowing, the credit facility had letters of credit outstanding of $0.7 million, leaving $109.3 million available as of December 31, 2013.
In accordance with our partnership agreement, on April 23, 2013, we declared a quarterly cash distribution totaling $9.8 million, or $0.3071 per unit. In calculating this distribution, the minimum quarterly distribution was adjusted to reflect the period beginning on January 24, 2013, the closing date of the IPO, through March 31, 2013. This distribution was paid on May 31, 2013 to unitholders of record on May 15, 2013. There were no distributions declared or paid prior to this distribution. On July 23, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $13.5 million, or $0.4225 per unit. The distribution was paid on August 30, 2013 to unitholders of record on August 15, 2013. On October 22, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $13.9 million, or $0.4325 per unit. The distribution was paid on November 29, 2013 to unitholders of record on November 15, 2013. On January 27, 2014, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $15.2 million, or $0.4750 per unit. The distribution will be paid on February 28, 2014 to unitholders of record on February 14, 2014.
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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
		(Predecessor)	(Predecessor)
	(Dollars in millions)
Net cash provided by operating activities	$130.3	$95.8	$23.5
Net cash used in investing activities	(154.8)	(17.5)	(175.7)
Net cash provided by (used in) financing activities	70.8	(78.3)	152.2
Net increase in cash and cash equivalents	$46.3	$—	$—
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $34.5 million to $130.3 million for the year ended December 31, 2013 as compared to the corresponding period in 2012. The increase was primarily attributable to stronger operational performance and working capital improvements in the current year. The improved working capital is primarily related to the timing of accounts payable, partially offset by the build-up of accounts receivable related to sales subsequent to the IPO as SunCoke did not contribute $39.6 million of Predecessor accounts receivable to the Partnership and the settlement of the liability for sales discounts at our Haverhill facility.
Net cash provided by operating activities increased by $72.3 million to $95.8 million for the year ended December 31, 2012 as compared to the corresponding period in 2011. The increase was primarily attributable to the contribution of the Middletown operations in 2012.
Cash Used in Investing Activities
Cash used in investing activities increased by $137.3 million to $154.8 million for the year ended December 31, 2013 as compared to the corresponding period in 2012. The increase was primarily attributable to the acquisitions of KRT for $84.7 million and Lake Terminal for $28.6 million. The current year also includes $22.8 million of higher environmental remediation project expenditures, which was funded using proceeds from the Partnership offering.
Cash used in investing activities decreased by $158.2 million to $17.5 million for the year ended December 31, 2012 as compared to the corresponding period in 2011. The decrease was primarily attributable to an absence of capital expenditures associated with the construction of the Middletown facility in 2012. Environmental remediation project expenditures of $4.5 million was included in 2012.
Cash Provided by (Used in) Financing Activities
The Predecessor's operations were funded with cash from our operations and funding from SunCoke. As a result, none of SunCoke’s cash has been assigned to us in the Combined Financial Statements prior to the IPO and the changes in cash flow from operating and investing activities are currently the only impacts on our cash flow from financing activities for those periods. Transfers of cash to and from SunCoke’s financing and cash management program are reflected as a component of parent net equity on the Combined Balance Sheets and directly impact the Predecessor's cash flow from financing activities. Following our IPO, we maintain our own bank accounts.
Net cash (used in) provided by financing activities changed by $149.1 million to $70.8 million of net cash provided by financing activities for the year ended December 31, 2013 as compared to $78.3 million of net cash used in financing activities in the corresponding period in 2012. In 2013, we received net proceeds of $231.8 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P., $150.0 million from the issuance of the Partnership Notes and $40.0 million borrowings from our revolver. These increases were partially offset by the repayment of $225.0 million of our term loan, debt issuance costs of $6.8 million and distributions of $82.9 million to SunCoke, $33.1 million to reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets and $49.8 million of distributions from earnings of Haverhill and Middletown subsequent to the IPO. Distributions to unitholders of $37.2 million further offset the increase.
Net cash (used in) provided by financing activities decreased by $230.5 million to $(78.3) million used in financing activities for the year ended December 31, 2012 from $152.2 million provided by financing activities for the same prior year period. The change is due to a decreased contribution from SunCoke in 2012.

Capital Requirements and Expenditures
Our cokemaking operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. The level of future capital expenditures will depend on various factors, including market conditions and customer requirements, and may differ from current or anticipated levels. Material changes in capital expenditure levels may impact financial results, including but not limited to the amount of depreciation, interest expense and repair and maintenance expense.
Our capital requirements have consisted, and are expected to consist, primarily of:

•	ongoing capital expenditures required to maintain equipment reliability, ensure the integrity and safety of our coke ovens and steam generators and comply with environmental regulations;

•	environmental remediation project expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits; and

•
expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to enable the renewal of a coke sales agreement and on which we expect to earn a reasonable return.

The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Ongoing capital	$14.2	$13.0	$6.3
Environmental remediation project	27.3	4.5	—
Expansion capital (1)
Middletown	—	—	169.4
Total	$41.5	$17.5	$175.7
(1) Excludes the acquisition of Lake Terminal and KRT.
Our capital expenditures for 2014 are expected to be approximately $53 million, of which ongoing capital expenditures are anticipated to be approximately $17 million. Ongoing capital expenditures are capital expenditures made to replace partially of fully depreciated assets in order to maintain the existing operating capacity of the assets and/or extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred.
The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill cokemaking facility which stem from alleged violations of air operating permits for this facility. SunCoke is currently working in a cooperative manner with the EPA to address the allegations and has lodged a consent degree in federal district court that is undergoing review. Settlement may require payment of a penalty for alleged past violations as well as the capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. We retained $67.0 million in proceeds from the Partnership offering for these environmental remediation projects to comply with the expected terms of a consent decree. Spending for these projects depends on the timing and finality of the settlement. Pursuant to the omnibus agreement as described in “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement,” any amounts that we spend on these projects in excess of the $67.0 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $5 million related to these projects. The Partnership spent approximately $27 million during 2013 and expects to spend approximately $36 million and $11 million in 2014 and 2015, respectively. Any potential penalties for alleged past violations will be paid by SunCoke.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2013:

		Payment Due Dates
	Total	2014	2015-2016	2017-2018	Thereafter
	(Dollars in millions)
Total Debt:
Principal	$190.0	$40.0	$—	$—	$150.0
Interest	70.5	12.5	23.4	22.8	11.8
Operating leases(1)	3.7	1.7	1.7	0.2	0.1
Purchase obligations:
Coal	251.2	251.2	—	—	—
Transportation and coal handling(2)	146.2	13.0	25.4	27.0	80.8
Total	$661.6	$318.4	$50.5	$50.0	$242.7

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
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon the Combined and Consolidated Financial Statements of SunCoke Energy Partners, L.P., which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We and our predecessor base our respective estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which are not readily apparent from other sources. Actual results may differ from estimates and assumptions used in preparation of the Combined and Consolidated Financial Statements.
With the closing of our IPO, the historical Combined Financial Statements of SunCoke Energy Partners Predecessor became the Consolidated Financial Statements of SunCoke Energy Partners, L.P. Consequently, the critical accounting policies and estimates of our predecessor are the critical accounting policies and estimates of SunCoke Energy Partners, L.P. We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of financial statements.

Please read Note 2 to the SunCoke Energy Partners, L.P. audited historical Combined and Consolidated Financial Statements for a discussion of additional accounting policies, estimates and judgments made by its management.
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
Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Repairs and maintenance costs, which are generally reimbursed as part of the pass-through nature of our contracts, were $35.2 million, $33.5 million and $23.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; changes in the expected physical life of an asset; technological developments resulting in obsolescence; changes in demand for our products or in end-use goods manufactured by others utilizing our products as raw materials; changes in our business plans or those of our major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the U.S. and world economies; changes in the expected level of capital, operating or environmental remediation project expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are described under “Cautionary Statement Concerning Forward-Looking Statements.”
A long-lived asset that is not held for sale is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2013, 2012 and 2011.
Recent Accounting Standards
There are no recently issued accounting standards which are not yet effective that we believe would materially impact our financial statements.
Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Reconciliation from GAAP to the non-GAAP measurement is presented below.
Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.
Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation (“EBITDA”), adjusted for sales discounts. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
Management believes Adjusted EBITDA is an important measure of the operating performance of the Partnership's net assets and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA is a measure of operating performance that is not defined by GAAP, does not represent and should not be considered a substitute for net income as determined in accordance with GAAP. Calculations of Adjusted EBITDA may not be comparable to those reported by other companies.
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
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Years Ended December 30,
	2013	2012	2011
		Predecessor	Predecessor
	(Dollars in millions)
Adjusted EBITDA attributable to Predecessor/SunCoke Energy Partners, L.P.	$103.5	$127.4	$61.9
Add: Adjusted EBITDA attributable to noncontrolling interest (1)	51.7	—	—
Adjusted EBITDA	$155.2	$127.4	$61.9
Subtract:
Depreciation and amortization expense	33.0	33.2	18.6
Interest expense, net	15.4	10.3	4.7
Income tax expense	4.5	24.4	2.8
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (2)	(0.6)	2.7	5.0
Net income	$102.9	$56.8	$30.8
(1) Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.
(2) At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to a customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income.

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
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update any forward-looking statement (or its associated cautionary language), whether as a result of new information or future events, after the date of this Annual Report on Form 10-K, except as required by applicable law.
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our coal logistics business, including the supply and demand for thermal and metallurgical coals;

•	change in the marketplace that may affect our cokemaking business, including the supply and demand for our coke, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns the coal market in the carbon steel industry and other industries in which our customers operate;

•	our ability to enter into new, or renew existing, agreements upon favorable terms for the supply of coke to steel producers, or for the use of our coal logistics services;

•	our ability to identify acquisitions, execute them under favorable terms and integrate them into our existing business operations;

•	our ability to realize expected benefits from investments and acquisitions;

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

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking and/or coal logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our operations;

•	claims of noncompliance with any statutory and regulatory requirements;

•	the accuracy of our estimates of any necessary reclamation and/or remediation activities;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	changes in product specifications for the coke that we produce or the coals that we blend, store and transport;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Our primary area of market risk relates to changes in the price of coal, which is the key raw material for our cokemaking business, and interest rates.
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
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. For the revolving facility, the daily average outstanding balance was $10.8 million, during the year ended December 31, 2013. Assuming a 50 basis point change in LIBOR, interest expense on the revolving facility would not have changed by a significant amount for the full year 2013.
At December 31, 2013, we had cash and cash equivalents of $46.3 million, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would not have changed by a significant amount for the full year 2013.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders
SunCoke Energy Partners, L.P.
We have audited the accompanying combined and consolidated balance sheets of SunCoke Energy Partners, L.P. (the "Partnership") and SunCoke Energy Partners Predecessor (the “Predecessor”) as of December 31, 2013 and 2012 and the related combined and consolidated statements of income, cash flows and equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the combined and consolidated financial position of SunCoke Energy Partners, L.P. and SunCoke Energy Partners Predecessor at December 31, 2013 and 2012 and the related combined and consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
As described in Note 1 to the combined and consolidated financial statements, the accompanying combined financial statements of the Predecessor have been derived from the accounting records of SunCoke Energy, Inc. The combined financial statements include expense allocations for certain corporate functions historically provided by SunCoke Energy, Inc. These allocations may not be reflective of the actual expense which would have been incurred had the Predecessor operated as a separate entity apart from SunCoke Energy, Inc.
/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2014

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income

	Years Ended December 31,
	2013	2012	2011
		(Predecessor)	(Predecessor)
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$687.3	$740.2	$449.8
Costs and operating expenses
Cost of products sold and operating expenses	510.1	593.5	367.2
Selling, general and administrative expenses	21.4	22.0	25.7
Depreciation and amortization expense	33.0	33.2	18.6
Total costs and operating expenses	564.5	648.7	411.5
Operating income	122.8	91.5	38.3
Interest expense	15.4	10.3	4.7
Income before income tax expense	107.4	81.2	33.6
Income tax expense	4.5	24.4	2.8
Net income	$102.9	$56.8	$30.8
Less: Net income attributable to noncontrolling interests	40.8	—	—
Net income attributable to SunCoke Energy Partners, L.P./ Predecessor	62.1	56.8	30.8
Less: Predecessor net income prior to initial public offering on January 24, 2013	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$58.6

General partner's interest in net income	$1.6
Common unitholders' interest in net income	$28.5
Subordinated unitholders' interest in net income	$28.5

Weighted average common units outstanding (basic and diluted)	15.7
Weighted average subordinated units outstanding (basic and diluted)	15.7

Net income per common unit (basic and diluted)	$1.81
Net income per subordinated unit (basic and diluted)	$1.81

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Balance Sheets

	December 31,
	2013	2012
		(Predecessor)
	(Dollars in millions)
Assets
Cash and cash equivalents	$46.3	$—
Receivables	20.2	27.4
Receivables from affiliates, net	6.4	—
Inventories	59.3	63.2
Other current assets	1.7	—
Total current assets	133.9	90.6
Properties, plants and equipment, net	871.1	768.7
Goodwill and other intangible assets, net	16.0	—
Deferred income taxes	—	21.4
Deferred charges and other assets	6.5	4.8
Total assets	$1,027.5	$885.5

Liabilities and Equity
Accounts payable	$58.7	$41.5
Accrued liabilities	6.4	17.0
Short-term debt	40.0	—
Interest payable	4.6	—
Total current liabilities	109.7	58.5
Long-term debt	149.7	225.0
Deferred income taxes	2.8	—
Other deferred credits and liabilities	0.6	0.3
Total liabilities	262.8	283.8

Equity
Parent net equity	—	601.7
Held by public:
Common units (13,503,456 units issued and outstanding at December 31, 2013)	240.8	—
Held by parent:
Common units (2,209,697 units issued and outstanding at December 31, 2013)	41.0	—
Subordinated units (15,709,697 units issued and outstanding at December 31, 2013)	290.4	—
General partner interest (2% interest)	8.3	—
Partners' capital attributable to SunCoke Energy Partners, L.P./ parent net equity	580.5	601.7
Noncontrolling interest	184.2	—
Total equity	764.7	601.7
Total liabilities and partners'/parent net equity	$1,027.5	$885.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
		(Predecessor)	(Predecessor)
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$102.9	$56.8	$30.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33.0	33.2	18.6
Deferred income tax expense	4.5	24.4	2.8
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	(24.5)	(0.7)	(8.0)
Receivables from affiliate, net	(6.4)	—	—
Inventories	8.3	3.8	(32.2)
Accounts payable	16.7	(21.7)	17.4
Accrued liabilities	(13.8)	—	—
Interest payable	4.6	—	—
Other	5.0	—	(5.9)
Net cash provided by operating activities	130.3	95.8	23.5
Cash Flows from Investing Activities:
Capital expenditures	(41.5)	(17.5)	(175.7)
Acquisitions of businesses, net of cash received	(113.3)	—	—
Net cash used in investing activities	(154.8)	(17.5)	(175.7)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	231.8	—	—
Proceeds from issuance of long-term debt	150.0	—	—
Repayment of long-term debt	(225.0)	—	—
Debt issuance costs	(6.8)	—	—
Proceeds from revolving facility	40.0	—	—
Distributions to unitholders (public and parent)	(37.2)	—	—
Distributions to SunCoke Energy, Inc.	(82.9)	—	—
Capital contribution from SunCoke Energy Partners GP LLC	0.9	—	—
Net transfer (to) from parent	—	(78.3)	152.2
Net cash provided by (used in) financing activities	70.8	(78.3)	152.2
Net increase in cash and cash equivalents	46.3	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$46.3	$—	$—

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Equity

		Partnership
	Predecessor	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total
	(Dollars in millions)
December 31, 2010	$665.2	$—	$—	$—	$—	$—	$665.2
Net income	30.8	—	—	—	—	—	30.8
Long-term debt allocated from parent	(225.0)	—	—	—	—	—	(225.0)
Net increase in parent net equity	152.2	—	—	—	—	—	152.2
At December 31, 2011	$623.2	$—	$—	$—	$—	$—	$623.2
Net income	56.8	—	—	—	—	—	56.8
Net decrease in parent net equity	(78.3)	—	—	—	—	—	(78.3)
At December 31, 2012	$601.7	$—	$—	$—	$—	$—	$601.7
Predecessor net income prior to IPO on January 24, 2013	3.5	—	—	—	—	—	3.5
Predecessor net assets not assumed by SunCoke Energy Partners, L.P.	(52.6)	—	—	—	—	—	(52.6)
Allocation of 65 percent of net parent investment to unitholders	(359.3)	—	43.5	308.6	7.2	—	—
SunCoke Energy, Inc. 35 percent retained interest in Haverhill and Middletown	(193.3)	—	—	—	—	193.3	—
Proceeds from initial public offering, net of offering expenses	—	231.8	—	—	—	—	231.8
Partnership net income subsequent to IPO on January 24, 2013	—	24.5	4.0	28.5	1.6	40.8	99.4
Unit-based compensation expense	—	0.1	—	—	—	—	0.1
Capital contribution from SunCoke Energy Partners GP LLC	—	—	—	—	0.9	—	0.9
Distributions to SunCoke Energy, Inc.	—	—	(3.9)	(28.5)	(0.6)	(49.9)	(82.9)
Distributions to unitholders	—	(15.6)	(2.6)	(18.2)	(0.8)	—	(37.2)
At December 31, 2013	$—	$240.8	$41.0	$290.4	$8.3	$184.2	$764.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to Combined and Consolidated Financial Statements
1. General
Description of Business and Basis of Presentation
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our" and "us"), is a Delaware limited partnership formed in July 2012 which primarily manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke"), a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. SunCoke owns the remaining 35 percent interest in each of Haverhill and Middletown. SunCoke, through its subsidiary, owns a 55.9 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2 percent general partner interest in us. During 2013, the Partnership completed the acquisition of Lakeshore Coal Handling Corporation and Kanawha River Terminals, both coal handling and blending service providers. See Note 4.
The Combined Financial Statements for periods prior to the IPO are the results of SunCoke Energy Partners' Predecessor (the "Predecessor") and were prepared using SunCoke's historical basis in the assets and liabilities of the Predecessor, and include all revenues, costs, assets and liabilities attributed to the Predecessor after the elimination of all intercompany accounts and transactions. The Consolidated Financial Statements for the period after the IPO pertain to the operations of the Partnership.
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
Effective July 26, 2011, SunCoke allocated $225.0 million of debt and related debt issuance costs to the Predecessor. In connection with this allocation, interest expense was also allocated to the Predecessor. Prior to July 26, 2011, SunCoke did not have any external debt, and no debt or interest expense was allocated to the Predecessor. See Note 14.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Combined and Consolidated Financial Statements and accompanying notes. Actual amounts could differ from these estimates.
Reclassifications
Certain amounts in the prior period Combined and Consolidated Financial Statements have been reclassified to conform to the current year presentation.
Revenue Recognition
The Partnership sells coke as well as steam and electricity and also provides coal blending and handling services to third-party customers. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided as defined by customer contracts. Revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured.
Substantially all of the coke produced by the Partnership is sold pursuant to long-term contracts with its customers. The Partnership evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Partnership when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Partnership for these contingent rentals represents less than 10 percent of sales and other operating revenues for each of the years ended December 31, 2013, 2012 and 2011.
Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of time deposits and money market investments.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, except for materials and supplies inventory, which are determined using the average-cost method.
The Partnership utilizes the selling prices under its long-term coke supply contracts to record lower of cost or market inventory adjustments.
Properties, Plants and Equipment, Net
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are depreciated over 25 to 30 years. Coal logistics plant and equipment are depreciated over 15 to 20 years. Depreciation is excluded from cost of products sold and operating expenses and is presented separately in the Combined and Consolidated Statements of Income. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired.
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
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment at least annually during the fourth quarter. All other intangible assets have finite useful lives and are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. There was no impairment of goodwill or other intangibles during the periods presented. See Note 11.
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses.
Fair Value Measurements
The Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy included in current accounting guidance. The Partnership generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.
Recently Issued Pronouncements
There are no recently issued accounting standards which are not yet effective that the Partnership believes would materially impact its Combined and Consolidated Financial Statements.

Labor Concentrations
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. As of December 31, 2013, our operating subsidiaries had approximately 431 employees. Approximately 34 percent of our operating subsidiaries' employees are represented by the United Steelworkers. Additionally, approximately 6 percent are represented by the International Union of Operating Engineers.
3. Initial Public Offering
Initial Public Offering
On January 23, 2013, in anticipation of the closing of the IPO, we entered into a contribution agreement with Sun Coal & Coke, a subsidiary of SunCoke, and our general partner (the "Contribution Agreement"). Pursuant to the Contribution Agreement, upon the closing of the IPO on January 24, 2013, Sun Coal & Coke contributed to us an interest in each of Haverhill and Middletown which resulted in our owning a 65 percent interest in each of Haverhill and Middletown. In exchange, our general partner continued to hold a 2 percent general partner interest in us and we issued to our general partner incentive distribution rights ("IDRs") in us. We also issued to Sun Coal & Coke 2,209,697 common units and 15,709,697 subordinated units. The 35 percent interest in each of Haverhill and Middletown retained by Sun Coal & Coke is recorded as a noncontrolling interest of the Partnership. For the year ended December 31, 2013, net income attributable to noncontrolling interest was $40.8 million.
In conjunction with the closing of the IPO, we sold 13,500,000 common units, representing a 42.1 percent partnership interest, to the public at an initial public offering price of $19.00 per common unit. Gross proceeds from the offering were approximately $256.5 million and net proceeds were approximately $231.8 million after deducting underwriting discounts and offering expenses of $24.7 million, $6.0 million of which were paid by SunCoke in 2012 and reimbursed by us upon the closing of the IPO. We assumed and repaid $225.0 million of SunCoke's term loan debt and we retained $67.0 million for environmental remediation project expenditures of Haverhill and Middletown, $12.4 million for sales discounts related to tax credits owed to customers of Haverhill, and $39.6 million to replenish our working capital. We used a portion of the net proceeds from the IPO and the concurrent issuance and sale of senior notes discussed below to make a distribution of $33.1 million to SunCoke to, in effect, reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets, an interest in which SunCoke contributed to us in connection with the IPO pursuant to the Contribution Agreement described above.
Concurrent with the closing of the IPO, we and SunCoke Energy Partners Finance Corp., a Delaware corporation and a wholly owned subsidiary of ours, as co-issuers, issued $150.0 million aggregate principal amount of 7.375 percent senior notes ("Partnership Notes") due 2020 in a private placement to eligible purchasers. The Partnership Notes are the senior unsecured obligations of the co-issuers and are guaranteed on a senior unsecured basis by each of our existing and certain future subsidiaries other than SunCoke Energy Partners Finance Corp. We received net proceeds of approximately $146.3 million, net of debt issuance costs of $3.7 million, from the offering of the Partnership Notes. We also incurred $2.2 million of debt issuance costs related to entering into a revolving credit facility. See Note 14.
Omnibus Agreement
In connection with the closing of the IPO, we entered into an omnibus agreement with SunCoke and our general partner that addresses certain aspects of our relationship with them, including:
Business Opportunities. We have preferential rights to invest in, acquire and construct cokemaking facilities in the United States ("U.S.") and Canada. SunCoke has preferential rights to all other business opportunities.
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
During 2013, SunCoke cooperated with AK Steel on its projected second half of 2013 coke needs after a blast furnace outage at their Middletown plant in the second quarter of 2013. Specifically, due to this outage, SunCoke agreed to manage production at the Haverhill cokemaking facility to be consistent with annual contract maximums and to temporarily scale back coke production at the Middletown facility to name plate capacity levels in the second half of 2013. As a result, pursuant to this omnibus agreement, SunCoke, through the general partner, made capital contributions of $0.9 million to us during 2013.

Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. SunCoke contributed $67.0 million in satisfaction of this obligation, at the closing date of the IPO, from the proceeds of the IPO. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter that was discovered either before or after the closing of the IPO is identified as requiring remediation, SunCoke will indemnify us for up to $50.0 million of any such remediation costs (we will bear the first $5.0 million of any such costs).
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
Expenses and Reimbursement. SunCoke will continue to provide us with certain corporate and other services, and we will reimburse SunCoke for all direct costs and expenses incurred on our behalf and a portion of corporate and other costs and expenses attributable to our operations. Additionally, we paid all fees in connection with our senior notes offering and our revolving credit facility and have agreed to pay all additional fees in connection with any future financing arrangement entered into for the purpose of replacing the credit facility or the senior notes.
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
4. Acquisitions

SunCoke Lake Terminal LLC
On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal") for $28.6 million. Prior to the acquisition, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, the Partnership paid $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor, in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The Partnership recognized this payment in selling, general, and administrative expenses on the Consolidated Statement of Income during the period.
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
The following table summarizes the consideration paid for Lake Terminal and the fair value of the assets acquired at the acquisition date (dollars in millions):

Consideration:
Cash	$28.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Plant, property and equipment	25.9
Inventory	2.7
Total	$28.6

The results of Lake Terminal have been included in the Combined and Consolidated Financial Statements since the acquisition date and are included in the Coal Logistics segment. The acquisition of Lake Terminal increased revenues by $4.6 million and operating income by $1.9 million for the year ended December 31, 2013. The acquisition of Lake Terminal is not material to the Company's Combined and Consolidated Financial Statements; therefore, pro forma information has not been presented.

Kanawha River Terminal LLC
On October 1, 2013, the Partnership acquired Kanawha River Terminals ("KRT") for $84.7 million, utilizing $44.7 million of available cash and $40.0 million of borrowings under its existing revolving credit facility. KRT a leading metallurgical and thermal coal blending and handling service provider with collective capacity to blend and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky. KRT has and will continue to provide coal handling and blending services to third parties as well as the Partnership's Middletown cokemaking operations and certain other SunCoke facilities under contract with terms equivalent to those of an arm's-length transaction. This acquisition is part of the Company’s strategy to grow through adjacent business lines. The goodwill of $8.2 million arising from the acquisition is primarily due to the strategic location of KRT’s operations.
The following table summarizes the consideration paid for KRT and the fair value of assets acquired and liabilities assumed at the acquisition date (dollars in millions):

Consideration:
Cash	$84.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$5.2
Plant, property and equipment	67.2
Intangible assets	7.9
Current liabilities	(3.7)
Other long-term liabilities	(0.1)
Total identifiable net assets assumed	76.5
Goodwill	8.2
Total	$84.7

The results of KRT have been included in the Combined and Consolidated Financial Statements since the acquisition date and are included in the Coal Logistics segment. Inclusive of intersegment sales of $1.1 million, KRT had revenues of $9.0 million for the year ended December 31, 2013. The acquisition of KRT increased operating income by $1.0 million for the year ended December 31, 2013. The acquisition of KRT is not material to the Company’s Combined and Consolidated Financial Statements; therefore, pro forma information has not been presented.
5. Related Party Transactions
The related party transactions with SunCoke and its affiliates are described below.
Transactions with Affiliate
At December 31, 2013, the Partnership had net receivables with SunCoke and its affiliates of $6.4 million. Coal Logistics provides coal handling and blending services to certain SunCoke cokemaking operations. During 2013, Coal Logistics recorded $4.4 million in revenues derived from services provided to SunCoke’s cokemaking operations. During 2013, the Partnership also purchased and sold coke to other SunCoke entities in order to facilitate certain commercial agreements. Revenues and purchases from these related party transactions totaled $19.2 million and $6.0 million, respectively, during 2013. Pursuant to the omnibus agreement, the terms of these transactions were consistent with the Partnership’s existing customer agreements up to contract maximum production levels. Sales exceeding contract maximum production levels were based on current market values. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $18.1 million during 2013.
The flue gas produced during the Haverhill cokemaking process is utilized to generate low-pressure steam, which is sold to the adjacent chemical manufacturing facility formerly owned and operated by the chemical business of SunCoke's former parent, Sunoco, Inc. ("Sunoco"). In the fourth quarter of 2011, Sunoco sold this facility to Goradia Capital LLC, an unrelated party. Steam sales to Sunoco’s chemicals business totaled $7.7 million in 2011.
Allocated Expenses
We incurred allocated expenses of $16.7 million, $20.8 million and $16.5 million in 2013, 2012 and 2011, respectively. These allocated costs are for services provided to us by SunCoke. SunCoke centrally provides engineering, operations, procurement and information technology support to its facilities. In addition, allocated costs include legal, accounting, tax, treasury, insurance, employee benefit costs, communications and human resources. For periods subsequent to the IPO, corporate allocations were recorded based upon the omnibus agreement under which SunCoke will continue to provide us with certain support services. SunCoke will charge us for all direct costs and expense incurred on our behalf and a fee associated with support services provided to our operations.
Parent Net Equity
For the periods prior to the IPO, net transfers (to) from parent are included within parent net equity within the Combined Financial Statements and included intercompany dividends, cash pooling and general financing activities, cash transfers for capital expenditures and corporate allocations, including income taxes.
6. Customer Concentrations
In 2013, the Partnership sold approximately 1.8 million tons of coke to its two primary customers: AK Steel Corporation, or AK Steel, and ArcelorMittal USA, Inc., or ArcelorMittal. The first phase of its Haverhill facility, or Haverhill 1, sells approximately one-half of the production from the Haverhill facility pursuant to long-term contracts with ArcelorMittal. The second phase of its Haverhill facility, or Haverhill 2, sells the remaining balance of coke produced at the Haverhill facility to AK Steel under long-term contracts. All coke sales from the Middletown cokemaking facility, which commenced operations in the fourth quarter of 2011, are made pursuant to a long-term contract with AK Steel.
The Partnership generally does not require any collateral with respect to its receivables. At December 31, 2013, the Partnership’s receivables balances were primarily due from ArcelorMittal and AK Steel. As a result, the Partnership experiences concentrations of credit risk in its receivables with these two customers; these concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry. At December 31, 2013, receivables due from ArcelorMittal and AK Steel were $7.0 million and $8.9 million, respectively.
Sales to ArcelorMittal, in total, accounted for $178.8 million, $207.3 million and $206.8 million, or 26 percent, 28 percent and 46 percent, respectively of the Partnership’s total revenues for the years ended December 31, 2013, 2012 and 2011.
Sales to AK Steel, in total, accounted for $460.5 million, $510.9 million and $215.2 million or 67 percent, 69 percent and 48 percent respectively, of the Partnership's total revenues for the years ended December 31, 2013, 2012 and 2011.

7. Net Income per Unit and Cash Distribution
The following is a summary of net income for the year ended December 31, 2013 disaggregated between the Predecessor and the Partnership:

	SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.	December 31, 2013
	Through	From
	January 23, 2013	January 24, 2013
	(Dollars in millions)
Revenues
Sales and other operating revenue	$47.6	$639.7	$687.3
Costs and operating expenses
Cost of products sold and operating expenses	36.8	473.3	510.1
Selling, general and administrative expenses	1.1	20.3	21.4
Depreciation and amortization expense	1.9	31.1	33.0
Total costs and operating expenses	39.8	524.7	564.5
Operating income	7.8	115.0	122.8
Interest expense, net	0.6	14.8	15.4
Income before income tax expense	7.2	100.2	107.4
Income tax expense	3.7	0.8	4.5
Net income	$3.5	$99.4	$102.9
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2 percent interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 24, 2013. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the year ended December 31, 2013, the weighted-average number of common and subordinated units outstanding was 15,711,140 units and 15,709,697 units, respectively.
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
The calculation of net income per unit is as follows:

December 31, 2013
(Dollars and units in millions, except per unit amounts)
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$58.6
Less: General partner's interest in net income subsequent to initial public offering	1.6
Limited partners' interest in net income subsequent to initial public offering	$57.0
Net income per limited partner unit:
Common - Public and SunCoke	$1.81
Subordinated - SunCoke	$1.81
Limited partner units outstanding:
Common units - Public	13.5
Common units - SunCoke	2.2
Subordinated units - SunCoke	15.7

Cash Distributions
Our partnership agreement generally provides that we will make our distribution, if any, each quarter in the following manner:

•
first, 98 percent to the holders of common units and 2 percent to our general partner, until each common unit has received the minimum quarterly distribution of $0.412500 plus any arrearages from prior quarters;

•	second, 98 percent to the holders of subordinated units and 2 percent to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.412500; and

•	third, 98 percent to all unitholders, pro rata, and 2 percent to our general partner, until each unit has received a distribution of $0.474375.
If cash distributions to our unitholders exceed $0.474375 per unit in any quarter, our unitholders and our general partner will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution Per Unit Amount		Marginal Percentage Interest in Distributions
			Unitholders	General Partner
Minimum Quarterly Distribution	$0.412500		98%	2%
First Target Distribution	above $0.412500	up to $0.474375	98%	2%
Second Target Distribution	above $0.474375	up to $0.515625	85%	15%
Third Target Distribution	above $0.515625	up to $0.618750	75%	25%
Thereafter	above $0.681750		50%	50%
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
On July 23, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $13.5 million, or $0.4225 per unit. The distribution was paid on August 30, 2013 to unitholders of record on August 15, 2013. On October 22, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $13.9 million, or $0.4325 per unit. The distribution was paid on November 29, 2013 to unitholders of record on November 15, 2013. On January 27, 2014, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $15.2 million, or $0.4750 per unit. The distribution will be paid on February 28, 2014 to unitholders of record on February 14, 2014.
The allocation of total quarterly cash distributions to general and limited partners is as follows. Our distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31, 2013	Three Months Ended June 30, 2013	Three Months Ended September 30, 2013	Three Months Ended December 31, 2013
	(Dollars in millions, except per unit amounts)
General partner's distribution:
General partner's interest	$0.2	$0.3	$0.3	$0.4
General partner's incentive distribution	—	—	—	—
Total general partner's distribution	$0.2	$0.3	$0.3	$0.4
Limited partners' distribution:
Common	$4.8	$6.6	$6.8	$7.4
Subordinated	4.8	6.6	6.8	7.4
Total limited partner's distribution	$9.6	$13.2	$13.6	$14.8
Total cash distributions	$9.8	$13.5	$13.9	$15.2
Cash distributions per unit applicable to limited partners	$0.3071	$0.4225	$0.4325	$0.4750

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
The calculation of net income allocated to the limited partners was as follows:

December 31, 2013
(Dollars in millions)
Net Income Attributable to Common Unitholders:
Distributions	$25.6
Undistributed earnings	2.9
Common unitholders' interest in net income subsequent to initial public offering	$28.5

Net Income Attributable to Subordinated Unitholders:
Distributions	$25.6
Undistributed earnings	2.9
Subordinated unitholders' interest in net income subsequent to initial public offering	$28.5
Distributions declared per unit	$1.6371

8. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. Earnings from our Middletown operations, however, are subject to a local income tax.

The Predecessor’s tax provision was determined on a theoretical separate-return basis. Prior to July 2012, the Predecessor received federal income tax credits for coke production from the Haverhill 1 and Haverhill 2 cokemaking facilities. These tax credits were earned for each ton of coke produced and sold during the four years after the initial coke production at each facility. The eligibility to generate tax credits for coke production expired in March 2009 and July 2012, respectively, for the Haverhill 1 and Haverhill 2 facilities. In conjunction with the contribution of the 65 percent interest in Haverhill and Middletown upon the closing of the IPO, all deferred tax assets and liabilities were eliminated through equity.

The components of income tax disaggregated between the Predecessor and Partnership are as follows:

	Partnership	Predecessor
	Period from January 24, 2013 to December 31, 2013	Period from January 1, 2013 to January 23, 2013	Years Ended December 31,
			2012	2011
	(Dollars in millions)
Income Tax:
U.S. federal	$—	$2.5	$24.4	$2.8
U.S. state and local	$0.8	$1.2	$—	$—
Total	$0.8	$3.7	$24.4	$2.8

The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense disaggregated between the Predecessor and Partnership is as follows:

	Partnership		Predecessor
	Period from January 24, 2013 to December 31, 2013		Period from January 1, 2013 to January 23, 2013		Years Ended December 31,
					2012		2011
	(Dollars in millions
Income tax expense at U.S. statutory rate of 35 percent	$35.1	35.0%	$2.5	35.0%	$28.4	35.0%	$11.8	35.0%
Increase (reduction) in income taxes resulting from:
Nonconventional fuel credit	—	—%	—	—%	(4.8)	(6.0)%	(9.1)	(27.0)%
Partnership income not subject to tax	(35.1)	(35.0)%	—	—%	—	—%	—	—%
Local tax for Middletown operations	0.5	0.5%	0.6	8.3%	—	—%	—	—%
Other	0.3	0.3%	0.6	8.3%	0.8	1.0%	0.1	0.3%
	$0.8	0.8%	$3.7	51.6%	$24.4	30.0%	$2.8	8.3%
The tax effects of temporary differences that comprise the net deferred income tax asset are as follows:

	December 31,
	2013	2012
	(Dollars in millions)
Deferred tax assets:
Nonconventional fuel credit carryforward	$—	$64.5
Federal net operating loss	—	139.5
Local net operating loss	3.2	—
Other liabilities not yet deductible	—	4.3
Total deferred tax assets	3.2	208.3
Less valuation allowance	(0.3)	—
Deferred tax asset, net	2.9	208.3
Deferred tax liabilities:
Properties, plants and equipment	(4.9)	(186.9)
Total deferred tax liabilities	(4.9)	(186.9)
Net deferred tax (liability) asset	$(2.0)	$21.4
The net deferred income tax liability is classified in the Combined and Consolidated Balance Sheets as follows:

	December 31,
	2013	2012
	(Dollars in millions)
Current asset	$0.8	$—
Noncurrent (liability) asset	(2.8)	21.4
Net deferred tax (liability) asset	$(2.0)	$21.4
    As of December 31, 2013, we had a local net operating loss carryforward which will be used to offset future local taxable income. If not used, the carryforward will expire between 2017 and 2018.
Local income tax returns are generally subject to examination for a period of three years after filing of the respective returns. Pursuant to the omnibus agreement, SunCoke will fully indemnify us with respect to any tax liability arising prior to or in connection with the closing of the IPO. There are no uncertain tax positions recorded at December 31, 2013 or 2012 and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2013, 2012 and 2011.

9. Inventories
The Partnership’s inventory consists of metallurgical coal, which is the principal raw material for the Partnership’s cokemaking operations; coke, which is the finished good sold by the Partnership to its customers; and materials, supplies and other.
These components of inventories were as follows:

	December 31,
	2013	2012
	(Dollars in millions)
Coal	$33.1	$41.6
Coke	4.1	5.9
Material, supplies, and other	22.1	15.7
Total Inventories	$59.3	$63.2
10. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31, (1)
	2013	2012
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$836.8	$823.5
Coal logistics plant, machinery and equipment	82.6	—
Land and land improvements	44.3	34.2
Construction-in-progress	36.3	9.6
Other	1.6	0.5
Gross investment, at cost	1,001.6	867.8
Less: accumulated depreciation	(130.5)	(99.1)
Total Properties, Plant and Equipment, net	$871.1	$768.7

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $418.4 million and $414.6 million and accumulated depreciation of $29.0 million and $15.0 million at December 31, 2013 and December 31, 2012, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases.

11. Goodwill and Other Intangible Assets
During 2013, the Partnership recorded goodwill of $8.2 million in connection with the acquisition of KRT.
The components of definite-lived intangible assets were as follows (in millions):

		December 31, 2013
	Weighted - Average Remaining Amortization	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	11	$6.7	$0.1	$6.6
Trade name	5	1.2	—	1.2
Total		$7.9	$0.1	$7.8
Total amortization expense for intangible assets subject to amortization was $0.1 million for the year ended December 31, 2013. Based on the carrying value of definite-lived intangible assets as of December 31, 2013, the Partnership estimates its amortization expense to be $0.8 million in each of the next five years.

12. Retirement and Other Post-Employment Benefits Plans
Certain employees of the Partnership's operating subsidiaries participate in defined contribution and postretirement health care and life insurance plans sponsored by SunCoke. These plans have been accounted for in the Combined and Consolidated Financial Statements as multi-employer plans and are immaterial to the results of the Partnership for all periods presented.
Defined Contribution Plans
Certain employees of the Partnership's operating subsidiaries participate in defined contribution plans sponsored by SunCoke which provide retirement benefits. The Partnership’s contributions, which are principally based on its allocable portion of SunCoke’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $1.5 million, $1.2 million and $1.0 million in 2013, 2012 and 2011, respectively.
Postretirement Health Care and Life Insurance Plans
Certain employees of the Partnership’s operating subsidiaries participate in other unfunded postemployment benefit plans sponsored by SunCoke. The amount of other postretirement benefit plans expense allocated to the Partnership related to these plans is reflected in operating expenses in the Combined and Consolidated Statements of Income and was immaterial for all periods presented.
The postretirement benefit plans are unfunded and the costs are borne by the Partnership.
13. Accrued Liabilities
Accrued liabilities consisted of following:

	December 31,
	2013	2012
	(Dollars in millions)
Accrued sales discounts	$—	$12.4
Accrued benefits	4.2	1.9
Other	2.2	2.7
Total	$6.4	$17.0
14. Debt
Credit Facilities
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
Though SunCoke is the legal entity obligated to repay the Term Loan, effective July 26, 2011, SunCoke allocated $225.0 million of the Term Loan and related debt issuance costs of $5.7 million to the Partnership. Interest expense and amortization of debt issuance costs related to the Term Loan were allocated to the Partnership beginning on July 26, 2011 and totaled $0.6 million, $10.3 million and $4.7 million in 2013, 2012 and 2011, respectively. The amount of consolidated debt attributed to the Combined and Consolidated Financial Statements may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded partnership for periods prior to the IPO. Prior to entering into the Credit Agreement, SunCoke did not have any external debt, and no debt or interest expense was allocated to the Predecessor. On January 24, 2013, in conjunction with the IPO, we assumed and repaid the $225.0 million of the Term Loan that was allocated to us. In conjunction with the repayment, we incurred a charge of approximately $2.9 million representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan extinguished, which is recorded in interest expense on the Combined and Consolidated Statement of Income
In conjunction with the closing of the IPO, we also entered into a $100.0 million revolving credit facility ("the Revolver") with a term extending through January 2018 and incurred $2.2 million of debt issuance costs. The Revolver was amended on August 28, 2013, increasing the total aggregate commitments from lenders to $150.0 million and now also providing for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. We paid $0.9 million in fees related to the Revolver amendment. The fees have been included in deferred charges and other assets in the Combined and Consolidated Balance Sheet, which will be amortized over the life of the Revolver. On October 1, 2013 the Partnership borrowed $40.0 million against the credit facility for the purchase of KRT. The weighted-average interest rate for borrowings under the Revolver during 2013 was 2.43 percent. In addition to the $40.0 million borrowed, the credit facility had letters of credit outstanding of $0.7 million, leaving $109.3 million available as of December 31, 2013. Commitment fees are based on the unused portion of the Revolver at a rate of 0.40 percent.
Senior Notes
With the closing of the IPO, the Partnership issued $150.0 million of Partnership Notes and incurred debt issuance costs of $3.7 million, $0.8 million of which was immediately expensed and recorded in interest expense on the Combined and Consolidated Statement of Income as it related to the portion of the issuance that was considered a modification of the existing Term Loan discussed above. The Partnership Notes bear interest at a rate of 7.375 percent per annum and mature on February 1, 2020. Interest on the Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a make-whole premium. The Partnership may also redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35.0 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes.
The Partnership Notes and Revolver agreements contain covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. Additionally, in relation to the Revolver, the agreement contains covenants requiring a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements.
15. Commitments and Contingent Liabilities
The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2014	$1.7
2015	1.2
2016	0.5
2017	0.1
2018	0.1
2019-Thereafter	0.1
Total	$3.7

The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill cokemaking facility which stem from alleged violations of air operating permits for this facility. SunCoke is currently working in a cooperative manner with the EPA to address the allegations and has lodged a consent degree in federal district court that is undergoing review. Settlement may require payment of a penalty for alleged past violations as well as the capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. Any potential penalties for alleged past violations will be paid by SunCoke.

Spending for these projects depends on the timing and finality of the settlement. We retained $67.0 million in proceeds from the Partnership offering for environmental capital expenditures related to these projects. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $67.0 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $5 million related to these projects. The Partnership spent approximately $27 million during 2013 and expects to spend approximately $36 million and $11 million in 2014 and 2015, respectively.
The Southwest Ohio Air Quality Agency (SWOAQA) also issued an NOV to the Partnership’s Middletown facility on November 19, 2012. The Partnership responded to the NOV by providing a carbon injection plan requested by SWOAQA, and the Partnership has further updated that plan. At present, the Partnership cannot assess whether there will be a monetary penalty or any future citations, but any potential penalty will be paid by SunCoke, and we do not expect such a penalty or citations to be material to the financial position, results of operations or cash flows of the Partnership at December 31, 2013.
The Partnership is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Partnership at December 31, 2013.
16. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Years Ended
	2013	2012
		Predecessor
	(Dollars in millions)
Net assets of the Predecessor not assumed by SunCoke Energy Partners, L.P.:
Accounts receivable	$39.6	$—
Deferred taxes	18.3	—

17. Fair Value Measurements
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership had $12.0 million of cash equivalents at December 31, 2013 and no cash equivalents at December 31, 2012.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2013 and 2012 the estimated fair value of the Partnership’s long-term debt was estimated to be $156.5 million and $225.3 million, respectively, compared to a carrying amount of $149.7 million and $225.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.
18. Business Segment Information
The Partnership derives its revenues from the Domestic Coke and Coke Logistics reportable segments. Domestic Coke operations are comprised of cokemaking facilities, Haverhill and Middletown, located in Ohio. Both facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Coke sales at each of the Partnership's cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal and AK Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
Prior to the third quarter of 2013, Domestic Coke was the Partnership's only reportable segment. During 2013, the Partnership, through acquisition, began providing coal handling and blending services to both SunCoke cokemaking facilities as well as third party customers. This business has a collective capacity to blend and transload more than 30 million tons of coal annually. Coal blending and handling results are presented in the Coal Logistics segment below.
Corporate and other expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Since the Partnership had only one reportable segment in 2012 and 2011, corporate and other expenses in those periods were included in Domestic Coke segment results. Interest expense, net is also excluded from segment results. Segment assets are those assets that are utilized within a specific segment.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Year Ended December 31, 2013
	(Dollars in millions)
	Domestic Coke	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$674.8	$12.5	$—	$687.3
Intersegment sales	$—	$1.1	$—	$—
Adjusted EBITDA	$157.3	$4.7	$(6.8)	$155.2
Depreciation, depletion and amortization	$31.2	$1.8	$—	$33.0
Capital expenditures	$41.3	$0.2	$—	$41.5
Total segment assets	$884.2	$120.6	$22.7	$1,027.5
    The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
Management believes Adjusted EBITDA is an important measure of the operating performance of the Partnership's net assets and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA is a measure of operating performance that is not defined by GAAP, does not represent and should not be considered a substitute for net income as determined in accordance with GAAP. Calculations of Adjusted EBITDA may not be comparable to those reported by other companies.
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
Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Year Ended December 30,
	2013	2012	2011
		Predecessor	Predecessor
	(Dollars in millions)
Adjusted EBITDA attributable to Predecessor/SunCoke Energy Partners, L.P.	$103.5	$127.4	$61.9
Add: Adjusted EBITDA attributable to noncontrolling interest (1)	51.7	—	—
Adjusted EBITDA	$155.2	$127.4	$61.9
Subtract:
Depreciation and amortization expense	33.0	33.2	18.6
Interest expense, net	15.4	10.3	4.7
Income tax expense	4.5	24.4	2.8
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (2)	(0.6)	2.7	5.0
Net income	$102.9	$56.8	$30.8

(1) Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.
(2) At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to a customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income.

The following table sets forth the Partnership’s total sales and other operating revenue by product or service:

	Years Ended December 31,
	2013	2012	2011
		Predecessor	Predecessor
	(Dollars in millions)
Cokemaking revenues	$630.2	$698.8	$422.0
Energy revenues	44.5	41.4	27.8
Coal logistics revenues	11.3	—	—
Other revenues	1.3	—	—
Total	$687.3	$740.2	$449.8
19. Selected Quarterly Data (unaudited)

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
					Predecessor
	(Dollars in millions, except per unit amounts)
Sales and other operating revenue	$184.9	$167.7	$162.0	$172.7	$176.7	$182.1	$195.2	$186.2
Gross profit(1)	$38.9	$34.1	$34.8	$36.4	$25.4	$25.6	$32.2	$30.3
Net income	$23.9	$26.4	$24.5	$28.1	$12.4	$11.7	$17.4	$15.3
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$11.8	$15.8	$13.7	$17.3	*	*	*	*
Net income per common unit (basic and diluted)	$0.37	$0.49	$0.43	$0.53	*	*	*	*
Net income per subordinated unit (basic and diluted)	$0.37	$0.49	$0.43	$0.53	*	*	*	*

(1)	Gross profit equals sales and other operating revenue less cost of products sold, operating expenses and depreciation and amortization.
* Not applicable

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer are responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Management of SunCoke Energy Partners, L.P.
We are managed and operated by the Board of Directors and executive officers of our general partner. SunCoke owns, directly or indirectly 14.1 percent of our outstanding common units and all of our outstanding subordinated units and incentive distribution rights. As a result of its ownership of our general partner, SunCoke has the right to appoint all members of the Board of Directors of our general partner, including the independent directors. Our unitholders are not entitled to appoint the directors of our general partner or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to SunCoke.
Our general partner has seven directors, three of whom, Messrs. Hobbs and Moore and Ms. Snyder, are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of Directors of its general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.
SunCoke indirectly controls our general partner and indirectly owns a significant limited partner interest in us. All of our general partner’s named executive officers are employed as executive officers of SunCoke. Our general partner’s executive officers allocate their time between managing our business and affairs and those of SunCoke. Such executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. In addition to rendering services to us, these executive officers devoted a majority of their professional time to SunCoke during 2013. These executives participate in the employee benefit plans and compensation arrangements of SunCoke, and the Compensation Committee of SunCoke’s Board of Directors sets the components of their compensation, including salary and annual incentive. We have no control over this compensation determination process. Please refer to SunCoke Energy, Inc.’s 2014 Annual Meeting Proxy Statement for information on the compensation of these executive officers.
Under the terms of our omnibus agreement with SunCoke, we do not pay a management fee or other compensation in connection with our general partner’s management of our business. However, we reimburse our general partner and its affiliates (including SunCoke) for direct costs and expenses they incur and payments they make in providing general and administrative services for our benefit. Corporate and other costs and expenses incurred by SunCoke and its affiliates that are directly attributable to Partnership entities will be allocated to us. A portion of all remaining corporate and other costs and expenses incurred by SunCoke and its affiliates are allocated to us, based on SunCoke’s estimate of the proportionate level of effort attributable to our operations. We, and SunCoke, allocate these corporate and other costs on the basis of the costs and the level of support attributable to the applicable operating facilities for each function performed by the sponsor (e.g., HR, legal, finance, tax, treasury, communications, engineering, insurance, etc.), rather than on the basis of time spent by individual officers acting within a function. The estimated cost and level of support for each of our operating facilities is based on a weighted average of certain factors determined by management of SunCoke, including the type of operations and products produced, as well as contract and business complexity at each facility. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed.
Each year, our general partner determines the aggregate amount to be reimbursed to SunCoke, by us, taking into account the totality of services performed for our benefit by the named executive officers during the calendar year. The amounts reimbursed to SunCoke are not calculated with regard to an executive officer's time spent on our business matters versus those of SunCoke. There is no specific allocation of a portion of a shared officer's compensation in connection with services rendered on our behalf. During 2013, SunCoke allocated $16.7 million of expenses in the aggregate for the services they provided to us. See Item 13, “Certain Relationships, Related Transactions and Director Independence” for further discussion of our relationships and transactions with SunCoke and its affiliates.
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

Our Directors, Executive Officers and Other Key Executives

Name	Age	Position with Our General Partner
Frederick A. Henderson	55	Chairman, Chief Executive Officer and Director
Michael J. Thomson	55	President, Chief Operating Officer and Director
Denise R. Cade	51	Senior Vice President, General Counsel, Corporate Secretary and Director
Mark E. Newman	50	Senior Vice President, Chief Financial Officer and Director
Fay West	44	Vice President and Controller
Peggy Rebstock	41	Vice President
C. Scott Hobbs	60	Director
Wayne L. Moore	56	Director
Nancy M. Snyder	60	Director
Frederick A. Henderson. Mr. Henderson was named Chief Executive Officer and appointed as the Chairman to the Board of Directors of our general partner in July 2012. In December 2010, Mr. Henderson was elected as Chairman and Chief Executive Officer of SunCoke. He also served as a Senior Vice President of Sunoco (a transportation fuel provider with interests in logistics) from September 2010 until the initial public offering of SunCoke in July 2011. From February 2010 until September 2010, he was a consultant for General Motors LLC, and from March 2010 until August 2010, he was a consultant for AlixPartners LLC (a business consulting firm). He was President and Chief Executive Officer of General Motors (a global automotive company) from April 2009 until December 2009. He was President and Chief Operating Officer of General Motors from March 2008 until March 2009. He was Vice Chairman and Chief Financial Officer of General Motors from January 2006 until February 2008. Mr. Henderson is a director of Compuware Corp. (a technology performance company), where he serves as chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee. Mr. Henderson is also a director of Marriott International, Inc. (a worldwide lodging and hospitality services company), where he serves on the Audit Committee. Mr. Henderson is also trustee of the Alfred P. Sloan Foundation. We believe that Mr. Henderson, having worked for over 26 years at General Motors and over three years at SunCoke, is a highly experienced senior-level executive, with general operations, manufacturing and marketing experience, as well as senior-level strategic planning, business development, managerial and management development and compensation experience. Mr. Henderson also possesses health, environment and safety experience (by virtue of his oversight experience at General Motors). Additionally, Mr. Henderson possesses financial expertise by virtue of his education (an MBA from Harvard Business School) and experience (including Vice Chairman and Chief Financial Officer of General Motors).
Michael J. Thomson. Mr. Thomson was named as President and Chief Operating Officer and appointed to the Board of Directors of our general partner in July 2012. In December 2010 Mr. Thomson was appointed as President and Chief Operating Officer of SunCoke. Since May 2008, he had been President, SunCoke Technology and Development LLC. He was Vice President, Sunoco and Executive Vice President, SunCoke Technology and Development LLC from March 2007 to May 2008 and held the additional position of Chief Operating Officer of SunCoke Technology and Development LLC from January 2008 to May 2008. He also served as a Senior Vice President of Sunoco from May 2008 until the initial public offering of SunCoke in July 2011. He was President of PSEG Fossil LLC, a subsidiary of Public Service Enterprise Group Incorporated, or PSEG (a diversified energy group), from August 2003 to February 2007. We believe that Mr. Thomson’s energy industry experience, as well as his experience with SunCoke, provides the Board of Directors with valuable experience in general operations, and managerial development. Mr. Thomson also possesses health, environment and safety oversight experience by virtue of his oversight experience as a senior-level executive at PSEG.
Denise R. Cade. Ms. Cade was named Senior Vice President, General Counsel and Corporate Secretary and appointed to the Board of Directors of our general partner in July 2012. In March 2011, Ms. Cade was appointed Senior Vice President and General Counsel of SunCoke and she was elected Corporate Secretary of SunCoke in June 2011. In addition, in July 2011, Ms. Cade was appointed Chief Compliance Officer of SunCoke. Prior to joining SunCoke, Ms. Cade was with PPG Industries, Inc., or PPG (a coatings and specialty products company), from March 2005 to March 2011. At PPG, she served as Assistant General Counsel and Corporate Secretary from July 2009 until March 2011, as Corporate Counsel, Securities and Finance, from September 2007 until July 2009, and as Chief Mergers and Acquisitions Counsel and General Counsel of the glass and fiber glass division from March 2005 until September 2007. Ms. Cade began her legal career in private practice in 1990, specializing in corporate and securities law matters and corporate transactions. She was a partner at Shaw Pittman LLP in Washington, D.C. before her move to PPG. We believe that Ms. Cade’s over 20 years of legal expertise, as well as her experience with SunCoke, provides the Board of Directors with valuable expertise with respect to senior level strategic planning and relevant legal matters, including those related to securities law, corporate governance, mergers and acquisitions and compliance.

Mark E. Newman. Mr. Newman was named Senior Vice President and Chief Financial Officer and appointed to the Board of Directors of our general partner in July 2012. In March 2011, Mr. Newman was appointed Senior Vice President and Chief Financial Officer of SunCoke. From May 2008 until February 2011, Mr. Newman was Vice President, Remarketing, Ally Financial, Inc. (an automotive financial services company) and managing director of SmartAuction (Ally Financial, Inc.’s online used vehicle auction). Mr. Newman was GM North America Vice President and Chief Financial Officer and Vice Chairman, GMAC Bank, of GMAC Financial Services LLC (an automotive financial services company) from January 2007 until April 2008. He was GM North America Vice President and CFO of General Motors Corporation (a global automotive company) from February 2006 until December 2006 and was Assistant Treasurer and General Director of General Motors Corporation from August 2002 until January 2006. Mr. Newman was Vice President and CFO of Shanghai General Motors Ltd. from November 1999 until July 2002. We believe that Mr. Newman’s broad financial and management experience, as well as his experience with SunCoke, provides the board with valuable expertise in senior level strategic planning and financial and investor relations matters.
Fay West. Ms. West was named Vice President and Controller of our general partner in July 2012. In February 2011, Ms. West was appointed Vice President and Controller of SunCoke. Prior to joining SunCoke, she was Assistant Controller at United Continental Holdings, Inc. (an airline holding company) from April 2010 to January 2011. She was Vice President, Accounting and Financial Reporting for PepsiAmericas, Inc. (a manufacturer and distributor of beverage products) from December 2006 through March 2010 and Director of Financial Reporting from December 2005 to December 2006. Ms. West worked at GATX Corporation from 1998 to 2005 in various accounting roles, including Vice President and Controller of GATX Rail Company from 2001 to 2005 and Assistant Controller of GATX Corporation from 2000 to 2001.
Peggy Rebstock. Ms. Rebstock was named Vice President of our general partner in September 2012. In March 2011, Ms. Rebstock was appointed Director-Tax of SunCoke. Prior to joining SunCoke, Ms. Rebstock was with CF Industries, Inc. (formerly Terra Industries Inc.), or CF Industries (a nitrogen fertilizer producer), from July 2007 to March 2011. At CF Industries, she served as Accounting Manager from July 2007 until November 2007, as Director-Tax from November 2007 until February 2009 and as Director-Tax & Internal Audit from February 2009 until March 2011. During her tenure at CF Industries, she was responsible for compliance processes for Terra Nitrogen Company, L.P., or Terra Nitrogen, a master limited partnership owned through indirect, wholly-owned subsidiaries of CF Industries and reported to the Terra Nitrogen Audit Committee Chair in her role as Director-Internal Audit. Ms. Rebstock also held a number of finance and operational process roles at Gateway Companies, Inc. (a manufacturer of personal computers) from May 1994 until February 2004 and with Wells’ Dairy, Inc. (a privately held manufacturer of ice cream and other dairy products) from February 2004 until May 2007.
C. Scott Hobbs. Mr. Hobbs was appointed to the Board of Directors of our general partner in January 2013. Since October 2007, Mr. Hobbs has been a director of the general partner of Buckeye Partners, L.P., a publicly-traded master limited partnership that provides mid-stream energy logistics services. Since April 2006, Mr. Hobbs has provided consulting and advisory services to clients evaluating major projects, acquisitions and divestitures principally involving assets in the energy industry. From February 2005 through March 2006, Mr. Hobbs was Executive Chairman and a director of Optigas, Inc., a private midstream gas company, and, from January 2004 through February 2005, he was President and Chief Operating Officer of KFX, Inc. (now Evergreen Energy, Inc.), a public company that developed clean coal technologies. From 1977 to 2001, Mr. Hobbs worked for the Coastal Corporation, where his last position was Chief Operating Officer of Colorado Interstate Gas Co. and its Rocky Mountain affiliates. Mr. Hobbs previously served as a director of American Oil and Gas Inc., where he served on the audit, compensation and governance committees, and CVR Energy, Inc., where he served on the audit and governance committees. Mr. Hobbs is an experienced corporate executive with over 30 years of senior-level management experience in the energy industry, including experience as a director of the general partner of a publicly traded master limited partnership. He also has extensive knowledge in auditing, compensation and governance.
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
Board Meetings; Committees of the Board of Directors
The Board of Directors of our general partner has an audit committee and a conflicts committee. The Board of Directors of our general partner does not have a compensation committee, but the Board of Directors of our general partner approves equity grants. No grants of Partnership equity were awarded to executive officers during 2013. The Board of Directors of our general partner held six regular meetings and one special meeting in fiscal 2013. Each director who served in fiscal 2013 attended 100 percent of the meetings of the Board of Directors and 100 percent of the meetings of the Committees on which he or she served during the periods that he or she served in fiscal 2013.
Audit Committee
The audit committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Hobbs and Moore and Ms. Snyder, all of whom meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee is chaired by Mr. Moore. The Board of Directors of our general partner has determined that Messrs. Hobbs and Moore are “audit committee financial experts” within the meaning of the SEC rules. The audit committee operates pursuant to a written charter, a copy of which is available on our website at www.sxcpartners.com. The audit committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm, (4) oversee and monitor the Partnership’s internal audit function and independent auditors, and (5) monitor compliance with legal and regulatory requirements, including our Code of Business Conduct and Ethics. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee met nine times in fiscal 2013.
Conflicts Committee
Messrs. Hobbs and Moore and Ms. Snyder serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee is chaired by Mr. Hobbs. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including SunCoke, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a Board of Directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The conflicts committee met once in fiscal 2013.

Executive Sessions of Non-Management Directors; Procedures for Contacting the Board of Directors
The Board of Directors of our general partner holds regular executive sessions in which the three independent directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The rules of the NYSE require that one of the independent directors must preside over each executive session, and the role of presiding director is rotated among each of the independent directors.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, or SEC. We believe that during 2013, all SEC filings of our general partner’s officers and directors complied with the requirements of Section 16 of the Securities Exchange Act, based upon a review of forms filed, or written notice that no annual forms were required.

Item 11.	Executive Compensation
The executive officers of our general partner are employed by SunCoke and they participate in the employee benefit plans and compensation arrangements of SunCoke. The Compensation Committee of SunCoke’s Board of Directors sets the components of their compensation, including salary and annual incentive. We have no control over this compensation determination process. Compensation of the executive officers, other than any awards that may be granted in the future under our LTIP, is and will be set by SunCoke. The executive officers of our general partner will continue to participate in SunCoke’s employee benefit plans and arrangements, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers. Please refer to SunCoke Energy, Inc.’s 2014 Annual Meeting Proxy Statement for information on the compensation of these executive officers.
We and our general partner were formed in July 2012 and had no material assets or operations until the closing of our initial public offering on January 24, 2013. Accordingly, our general partner did not begin accruing any obligations with respect to compensation of its directors and executive officers for any periods prior January 24, 2013. Further, no portion of the compensation paid by SunCoke to our executives prior to January 24, 2013 is attributable to services performed by those executives for us. As such, there is no compensation to disclose with respect to our named executive officers for the fiscal year ended December 31, 2012. In accordance with applicable disclosure rules, in our annual report on Form 10-K for the fiscal year ending December 31, 2013 we plan to disclose the portion of compensation paid to our named executive officers during fiscal year ending December 31, 2013 that is attributable to services performed by those executives for us.

Director Compensation

Currently, directors who are also employees of SunCoke receive no additional compensation for service on the general partner’s Board of Directors or any committees of the Board. As such, they are not included in the narrative or tabular disclosures below.

Compensation Philosophy: The Board of Directors believes that the compensation program for independent directors should be designed to attract experienced and highly qualified individuals; provide appropriate compensation for their commitment and contributions to us and our unitholders, and align the interests of the independent directors and unitholders.

Retainers and Fees: The table below summarizes the structure of our independent director compensation program:

Summary of Independent Director Compensation

Board Service
Annual Retainer (Cash Portion)	$52,000
Annual Retainer (Common Unit Portion)	$80,000
TOTAL (excluding retainers and fees for committee service)	$132,000

Committee Service
Annual Committee Chair Retainers:
Audit Committee Chair	$20,000
Annual Audit Committee Member Retainers	$10,000
Meeting Attendance Fees:
Conflicts Committee Chair	$5,000
Conflicts Committee Member	$2,500

Long-Term Performance Enhancement Plan: During 2013, each independent director of our general partner received an annual retainer of $52,000 in cash, paid quarterly, and a number of common units, paid quarterly, under the SunCoke Energy Partners GP LLC Long-Term Incentive Plan. These common units had an aggregate fair market value equal to $80,000 on an annualized basis. The fair market value of each quarterly payment is calculated as of the payment date, by dividing one-fourth of the aggregate portion of the annual common unit retainer by the average closing price for a common units representing limited partnership interests in us for the ten trading days on the NYSE immediately prior to the payment date.
Directors’ Deferred Compensation Plan: The SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan, or Deferred Compensation Plan, permits independent directors to defer a portion of their cash and/or common unit compensation. Payments of compensation deferred under the Directors’ Deferred Compensation Plan are restricted in terms of the earliest and latest dates that payments may begin. Payments of compensation deferred under the Deferred Compensation Plan will be made at, or commence on, January 15 of the calendar year following the calendar year in which an independent director ceases to provide services to the Partnership, with any successive annual installment payments to be made no earlier than January 15 of each such year. Each independent director has the option to defer his or her compensation in the form of phantom unit credits, cash units or a combination of both. Cash units accrue interest at a rate set annually by our general partner’s Board. A phantom unit credit is treated as if it were invested in common units representing limited partnership interests in the Partnership, but the phantom unit credits do not have voting rights. Phantom unit credits are credited with distribution equivalent rights (in the form of additional phantom unit credits), on the applicable date(s) for our cash distributions. Phantom unit credits are settled in cash based upon the average closing price for our common units for the ten trading days on the NYSE immediately prior to the payment date.
Director Compensation Table
The following table sets forth the compensation for our independent directors in fiscal 2013:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
C. Scott Hobbs	$72,000	$80,000	—	—	—	—	$152,000
Wayne L. Moore	$77,000	$80,000	—	—	—	$4,896	$161,896
Nancy M. Snyder	$67,000	$80,000	—	—	—	$2,469	$149,469

(1)
The amounts in this column include all retainer and meeting fees paid or deferred pursuant to the Directors’ Deferred Compensation Plan. Mr. Moore deferred his cash compensation into the Directors’ Deferred Compensation Plan.

(2)
The amounts in this column represent the fair value of the common unit retainer payments made to each director in fiscal 2013 as of the date of each quarterly payment, calculated pursuant to FASB ASC Topic 718. The number of common units granted to each independent director was determined by dividing the $20,000 common unit stock retainer payment by the average closing price of a Partnership common unit for the ten trading days preceding the payment date. Ms. Snyder and Mr. Moore deferred their common unit retainers into the Directors’ Deferred Compensation Plan.

(3) The amounts shown in this column reflect the value distribution equivalents earned on deferred compensation account balances during 2013.

Business Expenses: Each independent director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees, including room, meals and transportation to and from the meetings.

Indemnification: Each director will be indemnified fully by us for actions associated with being a member of our general partner’s Board of Directors, to the extent permitted under applicable state law.

Independent Director Stock Ownership Guidelines: Consistent with our partnership agreement, the independent directors of our general partner are expected not to maintain any ownership interest in the common stock of SunCoke, SunCoke Energy, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of December 31, 2013, the beneficial ownership of common units and subordinated units of SunCoke Energy Partners, L.P. held by:

•	our general partner;

•	each director and named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
SunCoke Energy, Inc.(2)	2,209,697	14.1%	15,709,697	100%	57.0%
Frederick A. Henderson	14,000	*	—	—	*
Mark E. Newman(3)	4,865	*	—	—	*
Michael J. Thomson	5,000	*	—	—	*
Denise R. Cade	—	—	—	—	*
Fay West	—	—	—	—	—
C. Scott Hobbs(4)	8,456	*	—	—	—
Wayne L. Moore(4)	40,000	*	—	—	*
Nancy M. Snyder(4)	3,600	*	—	—	*
All directors and executive officers as a group (8 people)	75,921	*	—	—	*

*	Less than one percent of our outstanding common units.

(1)	The business address for SunCoke Energy, Inc. and each individual is 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.

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

(3)
A portion of these common units (4,200 units) are owned by Mr. Newman’s spouse, and were purchased pursuant to a directed share program of the Partnership at the time of its IPO. The remainder (665 units) are held in trust by the

Mark E. Newman Trust (02.22.2007). Mr. Newman is the trustee and he, or members of his immediate family, are among the beneficiaries of the trust.

(4)
Certain directors have elected to defer all or a portion of their compensation into phantom unit credits under the SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan described in the section entitled “Executive Compensation—Director Compensation—Directors' Deferred Compensation Plan.” Each phantom unit credit is treated as if it were invested in common units representing limited partnership interests in the Partnership, and distribution equivalents are credited in the form of additional phantom unit credits. These phantom unit credits do not have voting rights. Such phantom unit credits ultimately will be settled in cash following termination of the director’s service on the Board, based upon the average closing price for our common units for the ten trading days on the NYSE immediately prior to the payment date. The following directors hold such phantom unit credits: Mr. Moore: 6969 phantom unit credits; and Ms. Snyder: 3,548 phantom unit credits.

Beneficial Stock Ownership of Unaffiliated Persons Owning More Than Five Percent of Our Common Units
In addition to the foregoing, the following table shows the number of our common units beneficially owned by unitholders, not otherwise affiliated with us, who we know to be the beneficial owners of more than 5 percent of the outstanding common units representing limited partnership interests in the Partnership.

Name	Shares of Common Units	Percent of Common Units Outstanding
Kayne Anderson Capital Advisors, L.P.(1)	2,978,832	9.48%
ING Groep N.V. (2)	1,150,000	7.32%
Lonestar Capital Management LLC.(3)	832,600	5.30%

(1)
Number is based on information contained in Schedule 13G filed with the Securities and Exchange Commission on February 4, 2014. The mailing address of Kayne Anderson Capital Advisors, L.P. is: 1800 Avenue of the Stars -Third Floor, Los Angeles, CA 90067.

(2)
Number is based on information contained in Schedule 13G filed with the Securities and Exchange Commission on February 13, 2014. The mailing address of ING Groep N.V., is: Bijlmerplein 888, 1102 MG, Amsterdam-Zuidoost, Postbus 1800, 1000 BV Amsterdam, The Netherlands

(3)
Number is based on information contained in Schedule 13G filed with the Securities and Exchange Commission on February 14, 2014. The mailing address of Lonestar Capital Management LLC is: One Maritime Plaza, Suite 1105, San Francisco, CA 94111.

All of these reported units were owned by investment accounts (investment limited partnerships, a registered investment company and/or institutional accounts) managed, with discretion to purchase or sell securities, in each case by the reporting person

The following table sets forth certain information regarding beneficial ownership of SunCoke Energy, Inc.’s common stock, as of December 31, 2013, by directors of our general partner, by each named executive officer and by all directors and executive officers of our general partner, as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of SunCoke common stock shown in the table. For purposes of this table, beneficial ownership includes shares of SunCoke common stock as to which the person has sole or shared voting or investment power and also any shares of SunCoke, Inc. common stock that such person has the right to acquire within 60 days of December 31, 2013, through the exercise of any option, warrant, or right.

Name	Shares of SunCoke Energy, Inc. Common Stock	Right to Acquire Within 60 Days After December 31, 2013(1)	Total	Percent of SunCoke Energy, Inc. Common Stock Outstanding
Frederick A. Henderson	67,369	746,506	813,875	*
Mark E. Newman	16,495(2)	112,241	128,736	*
Michael J. Thomson	130,895(3)	382,506	513,401	*
Denise R. Cade	2,387	49,422	51,809	*
Fay West	1,220	25,953	27,173	*
C. Scott Hobbs	—	—	—	*
Wayne L. Moore	—	—	—	*
Nancy M. Snyder	—	—	—	*
All directors and executive officers as a group (8 persons)	218,366	1,316,628	1,534,994	2.2%

*	Less than one percent of SunCoke's outstanding common stock.

(1)
The amounts shown in this column reflect shares of SunCoke Energy, Inc. common stock which the persons listed have the right to acquire as a result of the exercise of stock options, and/or conversion of restricted share units, within 60 days after December 31, 2013 under certain plans, including the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan.

(2)
The figure shown in this column includes: (a) 4,050 shares held in a family trust, for which Mr. Newman’s spouse is the trustee, and Mr. Newman and members of his immediate family are among the beneficiaries; and (b) 1,485 share equivalents held in a unitized account in the SunCoke Energy Profit Sharing and Retirement Plan, a tax qualified defined contribution plan with 401(k) and profit sharing features, and 474 share equivalents held in unitized account in the SunCoke Energy, Inc. Savings Restoration Plan.

(3)	Mr. Thomson has shared voting and investment power for 15,304 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
SunCoke, through its Sun Coal & Coke subsidiary, beneficially owns 2,209,697 common units and 15,709,697 subordinated units representing an aggregate limited partnership interest in us of approximately 55.9 percent, and indirectly owns and controls our general partner. SunCoke also appoints all of the directors of our general partner. In addition, our general partner owns a 2 percent general partner interest in us and all of our incentive distribution rights.
The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms and agreements are not necessarily at least as favorable to us as the terms that could have been obtained from unaffiliated third parties.
Distributions and Payments to Our General Partner and Its Affiliates
The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and any liquidation of SunCoke Energy Partners, L.P.

See "Item 5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities - The Partnership's Distribution Policy," for a complete description of the distributions we make to our general partner and its affiliates.

Operational Stage

Payments to our general partner and its affiliates
Under the terms of our omnibus agreement with SunCoke, our general partner and its affiliates do not receive a management fee or other compensation for its management of our partnership, but we reimburse our general partner and its affiliates for all direct and indirect expenses they incur and payments they make in providing general and administrative services on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

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
Agreements with Affiliates
In connection with our IPO, we entered into certain agreements with SunCoke, as described below. While we believe these agreements are on terms no less favorable to us than those that could have been negotiated with unaffiliated third-parties, they are not the result of arm’s-length negotiations.
Omnibus Agreement
The omnibus agreement with SunCoke and our general partner addresses certain aspects of our relationship, including:
Business Opportunities. We have a preferential right to invest in, acquire and construct cokemaking facilities in the U.S. and Canada. SunCoke has a preferential right to all other business opportunities. If we decide not to pursue an opportunity to construct a new cokemaking facility and SunCoke or any of its controlled affiliates undertake such construction, then upon completion of such construction, we will have the option to acquire such facility at a price sufficient to give SunCoke an internal rate of return on its invested capital equal to the sum of SunCoke’s weighted average cost of capital (as determined in good faith by SunCoke) and 6.0 percent. If we decide not to pursue an opportunity to invest in or acquire a cokemaking facility, SunCoke or any of its controlled affiliates may undertake such an investment or acquisition and if such acquisition is completed by SunCoke, the cokemaking facility so acquired will be subject to the right of first offer described below. If a business opportunity includes cokemaking facilities but such facilities represent a minority of the value of such business opportunity as determined by SunCoke in good faith, SunCoke will have a preferential right as to such business opportunity. These agreements as to business opportunities shall apply only so long as SunCoke controls us, and shall not apply with respect to any business opportunity SunCoke or any of its controlled affiliates was actively pursuing at the time of the closing of our IPO, provided, however, that we shall have certain preferential rights with respect to the Kentucky facility.
If SunCoke constructs the Kentucky facility, upon commencement of commercial operations we will have the option to acquire the Kentucky facility under the same terms as would apply to other new construction under the omnibus agreement. If we do not exercise our option to acquire the Kentucky facility upon commencement of commercial operations, the Kentucky facility will be subject to the right of first offer described below.
Right of First Offer. If SunCoke or any of its controlled affiliates decides to sell, convey or otherwise transfer to a third-party a cokemaking facility located in the U.S. or Canada or an interest therein, we shall have a right of first offer as to such facility. SunCoke shall have the same right of first offer if we decide to sell, convey or otherwise transfer to a third-party any cokemaking facility or an interest therein. In the event a party decides to sell, convey or otherwise transfer a cokemaking facility, it will offer the other party, referred to as the ROFO Party, such facility with a proposed price for such assets. If the ROFO Party does not exercise its right, the seller shall have the right to complete the proposed transaction, on terms not materially more favorable to the buyer than the last written offer proposed during negotiations with the ROFO Party, with a third-party within 270 days. If the seller fails to complete such a transaction within 270 days, then the right of first offer is reinstated. This right of first offer shall apply only so long as SunCoke controls us.

Remarketing Arrangement Relating to Potential Defaults by Coke Agreement Counterparties. For a period of five years from the closing date of our IPO, SunCoke has agreed that: (i) if AK Steel exercises the early termination right provided in its Haverhill coke sales agreement, then SunCoke will, promptly upon the effective date of such termination, make us whole to the extent of AK Steel’s obligations under the Haverhill coke sales agreement (including the obligation to pay for coke) as the terms of that agreement exist on the date of our IPO (without taking into effect the termination right), or (ii) if (a) other than as a result of a force majeure event or a default by us, any customer fails to purchase coke or defaults in payment under its coke sales agreement, or (b) we amend a coke sales agreement’s terms to reduce a customer’s purchase obligation as a result of the customer’s financial distress, as part of a bankruptcy or otherwise, then SunCoke will be obligated to make us whole to the extent of the customer’s failure to satisfy its obligations or to the extent the customer’s obligations are reduced, as applicable, under such coke sales agreement’s terms as exist on the date of the IPO. We and SunCoke will share in any damages and other amounts recovered from third parties in connection with any of the events described in this paragraph in proportion to the relative loss and/or prospective loss suffered by us and SunCoke.
Indemnity. SunCoke will indemnify us with respect to remediation at the Haverhill and Middletown cokemaking facilities:
Known Remediation. SunCoke will indemnify us to the full extent of any remediation arising from any environmental matter discovered and identified as requiring remediation prior to the closing of our IPO, except for any liability or increase in liability as a result of changes in environmental regulations, provided however that SunCoke will be deemed to have contributed in satisfaction of this obligation, as of the closing date of our IPO, the amount identified as proceeds of the IPO reserved for existing environmental remediation projects.
Unknown Remediation. If, prior to the fifth anniversary of the closing of our IPO, an environmental matter that was discovered either before or after the closing of our IPO is identified as requiring remediation, SunCoke shall indemnify us to the full extent of any such remediation costs, except for any liability or increase in liability resulting from changes in environmental regulations, provided however that we must bear the first $5 million of such remediation costs, and SunCoke’s liability for such remediation costs will not exceed $50 million.
Post-closing. We will indemnify SunCoke for events relating to our operations except to the extent that we are entitled to indemnification by SunCoke.
Tax Matters. SunCoke will fully indemnify us with respect to any tax liability arising prior to or in connection with the closing of our IPO.
Real Property. SunCoke will either cure or fully indemnify us for losses resulting from any material title defects at the properties owned by the entities in which we acquire an interest in connection with the closing of our IPO, to the extent that such defects interfere with or could reasonably be expected to interfere with the operations of the related cokemaking facilities.
License. SunCoke has granted us a royalty-free license to use the name “SunCoke” and related marks. Additionally, SunCoke will grant us a non-exclusive right to use all of SunCoke’s current and future cokemaking and related technology. We have not paid and will not pay a separate license fee for the rights we receive under the license.
Expenses and Reimbursement. SunCoke will continue to provide us with certain general and administrative services, and we will reimburse SunCoke for all direct costs and expenses incurred on our behalf and the portion of SunCoke’s corporate and other costs and expenses attributable to our operations. Additionally, the partnership has agreed to pay (i) all fees in connection with the senior notes offering; (ii) all fees due under the partnership’s revolving credit facility; and (iii) all fees in connection with any future financing arrangement entered into for the purpose of replacing the new revolving credit facility or the senior notes.
The omnibus agreement can be amended by written agreement of all parties to the agreement. However, the partnership may not agree to any amendment or modification that would, in the reasonable discretion of our general partner, be adverse in any material respect to the holders of our common units without prior approval of the conflicts committee. So long as SunCoke controls our general partner, the omnibus agreement will remain in full force and effect unless mutually terminated by the parties. If SunCoke ceases to control our general partner, the omnibus agreement will terminate, provided (i) the indemnification obligations described above and (ii) our non-exclusive right to use all of SunCoke’s existing cokemaking and related technology will remain in full force and effect in accordance with their terms.
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
Audit Fees
The following table sets forth the fees billed by our independent registered public accounting firm for the years ended December 31, 2013 and 2012.

Audit and Non-Audit Fees
	Ernst & Young LLP
	2013	2012
Audit Fees(1)	$443,800	$1,883,000

(1)
Audit fees in 2012 relate to professional services rendered in connection with the audit of our 2012 annual financial statements on our Form 10-K as well as the audit of our annual financial statements and quarterly review of financial statements included in our Registration Statement on Form S-1 filed with the SEC.

Audit Committee Pre-Approval Policy
As outlined in its charter, the Audit Committee of the board of directors of our general partner maintains an auditor independence policy that mandates that the Audit Committee of its board of directors pre-approve the audit and non-audit services and related budget in advance. The policy identifies: (1) the guiding principles that must be considered by the Audit Committee in approving services to ensure that the auditor’s independence is not impaired, (2) describes the audit, audit-related and tax services that may be provided and the non-audit services that are prohibited and (3) sets forth pre-approval requirements for all permitted services. In some cases, pre-approval is provided by the full Audit Committee for the applicable fiscal year for a particular category or group of services, subject to an authorized amount. In other cases, the Audit Committee specifically pre-approves services. To ensure compliance with the policy, the policy requires that our Vice President and Controller report the amount of fees incurred for the various services provided by the auditor not less frequently than semiannually. The Audit Committee has delegated authority to its Chair to pre-approve one or more individual audit or permitted non-audit services for which estimated fees do not exceed $50,000, as well as adjustments to any estimated pre-approval fee thresholds up to $25,000 for any individual service. Any such pre-approvals must then be reported at the next scheduled meeting of the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	the following documents are included with the filing of this report:

1	Combined and Consolidated Financial Statements
The Combined and Consolidated Financial Statements are set forth under Item 8 of this report.

2	Financial statement schedules:
All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

3	Exhibits:

Exhibit Number		Description
3.1	—	Certificate of Limited Partnership of SunCoke Energy Partners, L.P. incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

3.2	—
First Amended and Restated Agreement of Limited Partnership of SunCoke Energy Partners, L.P., dated as of January 24, 2013, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

4.1	—	Senior Notes Indenture, dated as of January 24, 2013, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.1	—	Contribution Agreement, dated January 23, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.2	—	Omnibus Agreement, dated January 24, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.4	—
SunCoke Energy Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 20, 2012

10.5	—	Credit Agreement, dated January 24, 2013, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.5.1	—	Amendment No.1 to Credit Agreement, dated as of August 28,2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35782) filed August 20, 2013.

10.6†	—
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.1†	—
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.2†	—
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

10.6.3†	—
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.4†	—
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.5†	—
Amendment No. 5 to Coke Purchase Agreement, dated as of January 26, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.6†	—
Amendment No. 6 to Coke Purchase Agreement, dated as of March 12, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7†	—
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.1†	—
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

10.8.1†	—
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

10.9.1†	—
Second Amended and Restated Energy Sales Agreement, dated as of May 8, 2012, by and between Middletown Coke Company, LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.19	—
SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Amendment No. 8 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 20, 2012

21.1*	—	List of Subsidiaries of SunCoke Energy Partners, L.P.

24.1*	—	Powers of Attorney

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Provided herewith.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on February 28, 2014.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Mark E. Newman
Mark E. Newman Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 28, 2014.

Signature	Title

/s/ Frederick A. Henderson*	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Frederick A. Henderson

/s/ Mark E. Newman	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Mark E. Newman

/s/ Michael J. Thomson*	President, Chief Operating Officer and Director
Michael J. Thomson

/s/ Denise R. Cade*	Senior Vice President, General Counsel, Corporate Secretary and Director
Denise R. Cade

/s/ Fay West*	Vice President and Controller (Principal Accounting Officer)
Fay West

/s/ C. Scott Hobbs*	Director
C. Scott Hobbs

/s/ Wayne L. Moore*	Director
Wayne L. Moore

/s/ Nancy M. Snyder*	Director
Nancy M. Snyder

*       Mark E. Newman, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Mark E. Newman	February 28, 2014
Mark E. Newman