Form 10-Q
period 2014-03-31
SunCoke Energy Partners, L.P.
filed 2014-05-01
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The registrant had 15,713,822 common units and 15,709,697 subordinated units outstanding at April 25, 2014.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Combined and Consolidated Financial Statements
SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$161.4	$184.9
Costs and operating expenses
Cost of products sold and operating expenses	120.5	138.4
Selling, general and administrative expenses	4.9	4.4
Depreciation and amortization expense	9.7	7.6
Total costs and operating expenses	135.1	150.4
Operating income	26.3	34.5
Interest expense, net	2.9	6.7
Income before income tax expense	23.4	27.8
Income tax expense	0.3	3.9
Net income	23.1	23.9
Less: Net income attributable to noncontrolling interests	9.9	8.6
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	13.2	15.3
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$13.2	$11.8

General partner's interest in net income	$0.4	$0.2
Common unitholders' interest in net income	$6.4	$5.8
Subordinated unitholder's interest in net income	$6.4	$5.8

Weighted average common units outstanding (basic and diluted)	15.7	15.7
Weighted average subordinated units outstanding (basic and diluted)	15.7	15.7

Net income per common unit (basic and diluted)	$0.41	$0.37
Net income per subordinated unit (basic and diluted)	$0.41	$0.37

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$19.2	$46.3
Receivables	29.2	20.2
Receivables from affiliates, net	—	6.4
Inventories	56.6	59.3
Other current assets	3.2	1.7
Total current assets	108.2	133.9
Properties, plants and equipment, net	875.4	871.1
Goodwill and other intangible assets, net	15.8	16.0
Deferred charges and other assets	7.1	6.5
Total assets	$1,006.5	$1,027.5

Liabilities and Equity
Accounts payable	$45.7	$58.7
Accrued liabilities	5.2	6.4
Short-term debt	40.0	40.0
Interest payable	1.8	4.6
Total current liabilities	92.7	109.7
Long-term debt	149.7	149.7
Deferred income taxes	3.1	2.8
Other deferred credits and liabilities	0.7	0.6
Total liabilities	246.2	262.8

Equity
Held by public:
Common units (issued and outstanding 13,504,125 and 13,503,456 units at March 31, 2014 and December 31, 2013, respectively)	239.9	240.8
Held by parent:
Common units (issued and outstanding 2,209,697 units at March 31, 2014 and December 31, 2013)	40.9	41.0
Subordinated units (issued and outstanding 15,709,697 units at March 31, 2014 and December 31, 2013)	289.4	290.4
General partner interest (2% interest)	8.3	8.3
Partners' capital attributable to SunCoke Energy Partners, L.P.	578.5	580.5
Noncontrolling interest	181.8	184.2
Total equity	760.3	764.7
Total liabilities and partners' net equity	$1,006.5	$1,027.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$23.1	$23.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9.7	7.6
Deferred income tax expense	0.3	3.9
Changes in working capital pertaining to operating activities:
Receivables	(9.0)	(36.4)
Receivables from affiliate, net	6.4	—
Inventories	2.7	4.5
Accounts payable	(12.6)	9.5
Accrued liabilities	(1.2)	(13.9)
Interest payable	(2.8)	2.1
Payable to affiliate	—	2.4
Other	(2.0)	2.1
Net cash provided by operating activities	14.6	5.7

Cash Flows from Investing Activities:
Capital expenditures	(14.2)	(5.7)
Net cash used in investing activities	(14.2)	(5.7)

Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	—	232.0
Proceeds from issuance of long-term debt	—	150.0
Repayment of long-term debt	—	(225.0)
Debt issuance costs	—	(5.9)
Proceeds from revolving credit facility	16.0	—
Repayment of revolving facility	(16.0)	—
Distributions to unitholders (public and parent)	(15.2)	—
Distributions to noncontrolling interest	(12.3)	(44.9)
Net cash (used in) provided by financing activities	(27.5)	106.2
Net (decrease) increase in cash	(27.1)	106.2
Cash at beginning of period	46.3	—
Cash at end of period	$19.2	$106.2

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Equity
(Unaudited)

		Partnership
	Predecessor	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total
	(Dollars in millions)
At December 31, 2012	$601.7	$—	$—	$—	$—	$—	$601.7
Predecessor net income prior to IPO on January 24, 2013	3.5	—	—	—	—	—	3.5
Predecessor net assets not assumed by SunCoke Energy Partners, L.P.	(53.2)	—	—	—	—	—	(53.2)
Allocation of 65 percent of net parent investment to unitholders	(358.7)	—	43.3	308.2	7.2	—	—
SunCoke Energy, Inc. 35 percent retained interest in Haverhill and Middletown	(193.3)	—	—	—	—	193.3	—
Proceeds from initial public offering, net of offering expenses	—	232.0		—	—	—	232.0
Distributions to SunCoke Energy, Inc.	—	—	(4.0)	(28.5)	(0.6)	(11.8)	(44.9)
Partnership net income subsequent to IPO on January 24, 2013	—	4.9	0.9	5.8	0.2	8.6	20.4
At March 31, 2013	$—	$236.9	$40.2	$285.5	$6.8	$190.1	$759.5

At December 31, 2013	$—	$240.8	$41.0	$290.4	$8.3	$184.2	$764.7
Partnership net income	—	5.5	0.9	6.4	0.4	9.9	23.1
Distribution to SunCoke Energy, Inc.	—	—	—	—	—	(12.3)	(12.3)
Distribution to unitholders	—	(6.4)	(1.0)	(7.4)	(0.4)	—	(15.2)
At March 31, 2014	$—	$239.9	$40.9	$289.4	$8.3	$181.8	$760.3

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012 which primarily manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke"), a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. At March 31, 2014, SunCoke owns the remaining 35 percent interest in each of Haverhill and Middletown. SunCoke, through its subsidiary, owns a 55.9 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2 percent general partner interest in us. During 2013, we expanded our operations into coal handling and blending services through two acquisitions. On August 30, 2013, the Partnership completed its acquisition of Lakeshore Coal Handling Corporation ("Lake Terminal"). Located in East Chicago, Indiana, Lake Terminal provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. On October 1, 2013, the Partnership acquired Kanawha River Terminals ("KRT"). KRT is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky.
Basis of Presentation
The accompanying unaudited combined and consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year. These unaudited interim combined and consolidated financial statements and notes should be read in conjunction with the audited combined and consolidated financial statement and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
2. Initial Public Offering
On January 23, 2013, in anticipation of the closing of the IPO, we entered into a contribution agreement with Sun Coal & Coke, a subsidiary of SunCoke, and our general partner (the "Contribution Agreement"). Pursuant to the Contribution Agreement, upon the closing of the IPO on January 24, 2013, Sun Coal & Coke contributed to us an interest in each of Haverhill and Middletown, which resulted in our owning a 65 percent interest in each of Haverhill and Middletown. In exchange, our general partner continued to hold a 2 percent general partner interest in us and we issued to our general partner incentive distribution rights ("IDRs") in us. We also issued to Sun Coal & Coke 2,209,697 common units and 15,709,697 subordinated units. The 35 percent interest in each of Haverhill and Middletown retained by Sun Coal & Coke is recorded as a noncontrolling interest of the Partnership. Net Income attributable to noncontrolling interest was $9.9 million and $8.6 million for the three months ended March 31, 2014 and 2013, respectively.
In conjunction with the closing of the IPO, we sold 13,500,000 common units, representing a 42.1 percent partnership interest, to the public at an initial public offering price of $19.00 per common unit. Gross proceeds from the offering were approximately $256.5 million and net proceeds were approximately $232.0 million after deducting underwriting discounts and offering expenses of $24.7 million, $6.0 million of which were paid by SunCoke in 2012 and reimbursed by us upon the closing of the IPO. We assumed and repaid $225.0 million of SunCoke's term loan debt and we retained $67.0 million for environmental capital expenditures of Haverhill and Middletown, $12.4 million for sales discounts related to tax credits owed to customers of Haverhill, and $39.6 million to replenish our working capital. We used a portion of the net proceeds from the IPO and the concurrent issuance and sale of senior notes discussed below to make a distribution of $33.1 million to SunCoke to, in effect, reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets, an interest in which SunCoke contributed to us in connection with the IPO pursuant to the Contribution Agreement described above.
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. SunCoke contributed $67 million in satisfaction of this obligation, at the closing date of the IPO, from the proceeds of the IPO and an additional $7 million from our subsequent equity issuance as described in Note 11. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter that was discovered either before or after the closing of the IPO is identified as requiring remediation, SunCoke will indemnify us for up to $50 million of any such remediation costs (we will bear the first $5 million of any such costs).
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
Transactions with Affiliate
Coal Logistics provides coal handling and blending services to certain SunCoke cokemaking operations. During the three months ended March 31, 2014, Coal Logistics recorded $3.1 million in revenues derived from services provided to SunCoke’s cokemaking operations. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $7.7 million and $3.1 million during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, net receivables with SunCoke and its affiliates were insignificant.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and a fee associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $3.9 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively and are included in selling, general and administrative expenses. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations for periods subsequent to the IPO are recorded based upon the omnibus agreement.
4. Net Income Per Unit and Cash Distributions
The following is a summary of net income for the three months ended March 31, 2014 and 2013 including a summary of net income disaggregated between the Predecessor and the Partnership three months ended March 31, 2013:

	Three Months Ended March 31,		SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.
			Period from January 1, 2013 to January 23, 2013	Period from January 24, 2013 to March 31, 2013
	2014	2013
Revenues	(Dollars in millions)
Sales and other operating revenue	$161.4	$184.9	$47.6	$137.3
Costs and operating expenses
Cost of products sold and operating expenses	120.5	138.4	36.8	101.6
Selling, general and administrative expenses	4.9	4.4	1.1	3.3
Depreciation expense	9.7	7.6	1.9	5.7
Total costs and operating expenses	135.1	150.4	39.8	110.6
Operating income	26.3	34.5	7.8	26.7
Interest expense, net	2.9	6.7	0.6	6.1
Income before income tax expense	23.4	27.8	7.2	20.6
Income tax expense	0.3	3.9	3.7	0.2
Net income	23.1	23.9	$3.5	$20.4
Less: Net income attributable to noncontrolling interests	9.9	8.6
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	13.2	15.3
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$13.2	$11.8
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2 percent interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 24, 2013. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the three months ended March 31, 2014, the weighted-average number of common and subordinated units outstanding was 15,713,822 units and 15,709,697 units, respectively.
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding.
The calculation of net income per unit is as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars and units in millions, except per unit amounts)
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$13.2	$11.8
Less: General partner's interest in net income subsequent to initial public offering	0.4	0.2
Limited partners' interest in net income subsequent to initial public offering	$12.8	$11.6
Net income per limited partner unit:
Common - Public and SunCoke	$0.41	$0.37
Subordinated - SunCoke	$0.41	$0.37
Weighted average limited partner units outstanding:
Common units - Public	13.5	13.5
Common units - SunCoke	2.2	2.2
Subordinated units - SunCoke	15.7	15.7
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
If cash distributions to our unitholders exceed $0.474375 per unit in any quarter, our unitholders and our general partner will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution Per Unit Target Amount		Marginal Percentage Interest in Distributions
			Unitholders	General Partner
Minimum Quarterly Distribution	$0.412500		98.0%	2.0%
First Target Distribution	above $0.412500	up to $0.474375	98.0%	2.0%
Second Target Distribution	above $0.474375	up to $0.515625	85.0%	15.0%
Third Target Distribution	above $0.515625	up to $0.618750	75.0%	25.0%
Thereafter	above $0.618750		50.0%	50.0%
In accordance with our partnership agreement, on April 21, 2014, we declared a quarterly cash distribution of $0.50 per unit. This distribution will be paid on May 30, 2014 to unitholders of record on May 15, 2014.
The allocation of total quarterly cash distributions to general and limited partners based on the number of units as of March 31, 2014 is as follows. Our distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2014	2013
	(Dollars and units in millions, except per unit amounts)
General partner's interest	$0.3	$0.2
General partner's incentive distribution	0.1	—
Total general partner's distribution	$0.4	$0.2
Limited partners' distribution:
Common	$7.9	$4.8
Subordinated	7.9	4.8
Total cash distributions	$16.2	$9.8
Cash distributions per unit applicable to limited partners	$0.5000	$0.3071
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
The calculation of net income allocated to the limited partners was as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Net income attributable to common unitholders:
Distributions	$7.9	$4.8
Undistributed earnings	(1.5)	1.0
Common unitholders' interest in net income subsequent to initial public offering	$6.4	$5.8

Net income attributable to subordinated unitholders:
Distributions	$7.9	$4.8
Undistributed earnings	(1.5)	1.0
Subordinated unitholders' interest in net income subsequent to initial public offering	$6.4	$5.8

5. Inventories
These components of inventories were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Coal	$29.8	$33.1
Coke	3.9	4.1
Material, supplies, and other	22.9	22.1
Total inventories	$56.6	$59.3
6. Income Taxes
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
7. Debt
At March 31, 2014, the Partnership held $150.0 million Partnership Notes that bear interest at a rate of 7.375 percent per annum and mature on February 1, 2020. Interest on the Partnership Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year.
The Partnership also has a revolving credit facility ("Partnership Revolver") with total aggregate commitments from lenders of $150.0 million and also provides for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. As of March 31, 2014, the Partnership Revolver had $40.0 million borrowing and letters of credit outstanding of $0.7 million, leaving $109.3 million available.
In connection with the closing of the Partnership offering, we assumed and repaid $225.0 million of SunCoke's term loan. In conjunction with the repayment, we incurred a charge of approximately $2.9 million, which is included in interest expense, net on the Combined and Consolidated Statement of Income, representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the term loan extinguished. Additionally, with the closing of the Partnership and the issuance of our senior notes, we incurred debt issuance costs of $3.7 million, $0.8 million of which were expensed immediately and were included in interest expense, net during the first quarter of 2013.
8. Commitments and Contingent Liabilities
The Environmental Protection Agency ("EPA") and state regulators have issued Notices of Violations (“NOVs”) for the Partnership’s Haverhill cokemaking facility which stem from alleged violations of the air emission operating permits for this facility. The Partnership is working in a cooperative manner with the EPA and the Ohio Environmental Protection Agency ("OEPA") to address the allegations and has lodged a Consent Decree in federal district court that is undergoing review. Settlement may require payment of a civil penalty for alleged past violations as well as the capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. Any potential penalty for alleged past violations will be paid by SunCoke.
Spending for these projects depends on the timing and finality of the settlement. We retained $74 million in proceeds from the Partnership offering and our recent equity issuance (See Note 11) for environmental capital expenditures related to these projects. Pursuant to the Omnibus Agreement between SunCoke and the Partnership, any amounts that we spend on these projects in excess of $74 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent $5 million related to these projects. The Partnership spent $27 million during 2013 and $10 million in the three months ended March 31, 2014. The Partnership expects to spend approximately $28 million in the remainder of 2014 and $10 million in 2015.
The Partnership is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Partnership.
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2014, the estimated fair value of the Partnership's long-term debt was $160.0 million compared to a carrying amount of $149.7 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 3 inputs.
10. Business Segment Disclosures
The Partnership derives its revenues from the Domestic Coke and Coke Logistics reportable segments. Domestic Coke operations are comprised of Haverhill and Middletown cokemaking facilities located in Ohio. Both facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Coke sales at each of the Partnership's cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal and AK Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
Prior to the third quarter of 2013, Domestic Coke was the Partnership's only reportable segment. The Partnership acquired Lake Terminal on August 30, 2013 and KRT on October 1, 2013 and began providing coal handling and blending services. This business has a collective capacity to blend and transload more than 30 million tons of coal annually. Coal handling and blending services are provided to third party customers as well as SunCoke cokemaking facilities. Coal blending and handling results are presented in the Coal Logistics segment below.
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31, 2014
	(Dollars in millions)
	Domestic Coke	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$149.7	$11.7	$—	$161.4
Intersegment sales	$—	$1.1	$—	$—
Adjusted EBITDA	$35.3	$2.1	$(1.4)	$36.0
Depreciation and amortization	$7.9	$1.8	$—	$9.7
Capital expenditures	$13.9	$0.3	$—	$14.2
Total segment assets	$879.0	$118.9	$8.6	$1,006.5
The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts. Prior to the expiration of our nonconventional fuel tax credits in June 2012, EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$23.6	$30.1
Add: Adjusted EBITDA attributable to noncontrolling interest (1)	12.4	11.4
Adjusted EBITDA	36.0	41.5
Subtract:
Depreciation and amortization expense	9.7	7.6
Interest expense, net	2.9	6.7
Income tax expense	0.3	3.9
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(2)	—	(0.6)
Net income	$23.1	$23.9

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

(2)
At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to a customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. The gain is recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income.

The following table sets forth the Partnership’s total sales and other operating revenue by product or service excluding intersegment revenues:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Cokemaking revenues	$136.6	$173.8
Energy revenues	13.1	11.1
Coal logistics revenues	11.7	—
Total revenues	$161.4	$184.9
11. Subsequent Events
On April 23, 2014, we executed an agreement to acquire an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for total consideration of $365.0 million. We expect to close on this agreement in May 2014, subject to customary closing conditions for such transactions and the completion of the associated financing transactions described below. In connection with this agreement we intend to issue, via private placement, approximately $80.0 million of common units and approximately $3.3 million of general partner interests to SunCoke in consideration for the contribution. In addition, we plan to assume and repay approximately $271.3 million of outstanding SunCoke debt and other liabilities and pay approximately $3.4 million in cash to SunCoke. We expect to retain approximately $7.0 million of the consideration to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of the environmental remediation project at Haverhill. The debt assumption and repayment obligation consists of approximately $99.9 million of SunCoke’s outstanding term loan debt and $171.4 million of SunCoke’s senior unsecured notes, inclusive of an estimated market premium of $11.4 million to tender for the principal amount of these notes.
We expect to fund the debt assumption and cash portions of the consideration with approximately $88 million of proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263 million of gross proceeds from the expected issuance of $250 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement in May 2014. Proceeds from the offerings will also be used to repay approximately $40 million outstanding on our revolving credit facility, pay transaction fees and for general corporate purposes.
The terms of the contribution agreement, and the acquisition of the interests in Haverhill and Middletown, have been approved by the conflicts committee of our general partner’s Board of Directors, which consists entirely of independent directors.

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
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item.
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
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us") is a Delaware limited partnership formed in July 2012 whose primary business is manufacturing coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering of our common units representing limited partner interests, which we refer to as our IPO. In connection with our IPO, we acquired from SunCoke a 65 percent interest in each of SunCoke's Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") cokemaking facilities and related assets held by Haverhill and Middletown. At March 31, 2014, SunCoke owns the remaining 35 percent interest in each of Haverhill and Middletown. SunCoke, through its subsidiary, owns a 55.9 percent partnership interest in us and all of our incentive distribution rights, and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
All of our coke sales are made pursuant to long-term take-or-pay agreements. These coke sales agreements have an average remaining term of approximately 12 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel beginning in January 2014 under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. In addition, AK Steel is required to pay a significant termination payment to us if it exercises its termination right prior to 2019. No other coke sales contract has an early termination clause. For a five year period following the IPO, SunCoke has agreed to make us whole or purchase all of our coke production not taken by our customers in the event of a customer's default or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.
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

Our business strategy has evolved to include the expansion of our operations into adjacent business lines within the steelmaking value chain. During 2013, we expanded our operations into coal handling and blending services through two acquisitions. On August 30, 2013, the Partnership completed its acquisition of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal"). Located in East Chicago, Indiana, Lake Terminal provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. On October 1, 2013, the Partnership acquired Kanawha River Terminals ("KRT"). KRT is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. We do not take possession of coal in our Coal Logistics business, but instead derive our revenue by providing coal handling and blending services to our customers on a per ton basis. Our coal blending and handling services are provided to steel, coke (including some of our and SunCoke’s domestic cokemaking facilities), electric utility and coal producing customers.
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
Recent Developments

•	Cokemaking dropdown acquisition and related financing transactions.
On April 23, 2014, we executed an agreement to acquire an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for total consideration of $365.0 million. We expect to close on this agreement in May 2014, subject to customary closing conditions for such transactions and the completion of the associated financing transactions described below. In connection with this agreement we intend to issue, via private placement, approximately $80.0 million of common units and approximately $3.3 million of general partner interests to SunCoke in consideration for the contribution. In addition, we plan to assume and repay approximately $271.3 million of outstanding SunCoke debt and other liabilities and pay approximately $3.4 million in cash to SunCoke. We expect to retain approximately $7.0 million of the consideration to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of the environmental remediation project at Haverhill. The debt assumption and repayment obligation consists of approximately $99.9 million of SunCoke’s outstanding term loan debt and $171.4 million of SunCoke’s senior unsecured notes, inclusive of an estimated market premium of $11.4 million to tender for the principal amount of these notes.
We expect to fund the debt assumption and cash portions of the consideration with approximately $88 million of proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263 million of gross proceeds from the expected issuance of $250 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement in May 2014. Proceeds from the offerings will also be used to repay approximately $40 million outstanding on our revolving credit facility, pay transaction fees and for general corporate purposes.
The additional interest in the Haverhill and Middletown cokemaking facilities we will acquire under the contribution agreement is expected to generate on an annual basis Adjusted EBITDA of approximately $44 million net of additional allocated corporate costs.
The terms of the contribution agreement, and the acquisition of the interests in Haverhill and Middletown, have been approved by the conflicts committee of our general partner’s Board of Directors, which consists entirely of independent directors.

First quarter Key Financial Results

•
Total revenues decreased $23.5 million, or 12.7 percent, to $161.4 million in the three months ended March 31, 2014 primarily due to the pass-through of lower coal prices in our cokemaking business partially offset by $11.7 million of revenues from our new Coal Logistics segment.

•
Net income attributable to unitholders increased $1.4 million for the three months ended March 31, 2014, to $13.2 million, or $0.41 per limited partner unit, compared with the three months ended March 31, 2013. This increase is due to the timing of the IPO in the prior year. During 2013, prior to the IPO, the Predecessor had earnings of $3.5 million included in the Partnership's net income for the three months ended March 31, 2013. This increase was partially offset by lower volumes and yields in our Domestic Coke segment primarily due to severe winter weather.

•
Adjusted EBITDA was $36.0 million in the first quarter of 2014 compared to $41.5 million for the same period in 2013. Adjusted EBITDA per ton in our Domestic Coke operations was $85.47 in the first quarter of 2014, compared to $92.63 for the same period in 2013. The decrease was driven primarily by the impact of severe winter weather on our cokemaking operations, specifically volumes, and coal to coke yield.

•
Cash generated from operating activities was $14.6 million in the first quarter of 2014 compared to $5.7 million for the same period in 2013. The increase was primarily attributable to the timing of accounts payable and a favorable comparison to the prior year period, which included the settlement of the liability for sales discounts at our Haverhill facility.

Items Impacting Comparability

•
Coal Logistics. On August 30 and October 1, 2013, the Partnership acquired Lake Terminal and KRT, respectively. The results of these newly acquired facilities have been included in the Consolidated Financial Statements since the dates of acquisition and are presented in the Coal Logistics segment. Coal Logistics reported revenues of $12.8 million, of which $1.1 million are intercompany revenues, Adjusted EBITDA of $2.1 million and Adjusted EBITDA per ton handled of $0.48 for the three months ended March 31, 2014.

•
Interest Expense, net. Interest expense, net was $2.9 million and $6.7 million for three months ended March 31, 2014 and March 31, 2013, respectively. The first quarter of 2013 was impacted by debt restructuring costs of $3.7 million related to the portion of the term loan extinguished in conjunction with the IPO as well as the issuance of $150.0 million of senior notes.

•
Income Tax Expense. Income tax expense decreased $3.6 million to $0.3 million for the three months ended March 31, 2014 compared to $3.9 million for the corresponding period of 2013. The periods presented were not comparable as, following the IPO, the Partnership was not subject to federal or state income taxes. Earnings from our Middletown operations, however, are subject to a local income tax which is reflected in both periods. The three months ended March 31, 2013 included additional expense of $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown operations and a $0.3 million adjustment to our valuation allowance associated with a local income tax net operating loss carryforward. We do not expect the local income tax to affect our cash distribution as we do not expect to pay cash taxes until 2017.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(Dollars in millions)
Revenues
Sales and other operating revenue	$161.4	$184.9
Costs and operating expenses
Cost of products sold and operating expenses	120.5	138.4
Selling, general and administrative expenses	4.9	4.4
Depreciation and amortization expense	9.7	7.6
Total costs and operating expenses	135.1	150.4
Operating income	26.3	34.5
Interest expense, net	2.9	6.7
Income before income tax expense	23.4	27.8
Income tax expense	0.3	3.9
Net income	23.1	23.9

Less: Net income attributable to noncontrolling interests	9.9	8.6
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	13.2	15.3
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$13.2	$11.8
Revenues. Our total revenues, net of sales discounts, decreased $23.5 million, or 12.7 percent to $161.4 million for the three months ended March 31, 2014 compared to $184.9 million for the corresponding period of 2013. The decreases were primarily due to the pass-through of lower coal prices in our Domestic Coke segment, as well as lower volumes. These decreases were partially offset by sales from our new Coal Logistics business of $11.7 million.
Costs and Operating Expenses. Total operating expenses decreased $15.3 million, or 10.2 percent, to $135.1 million for the three months ended March 31, 2014 compared to $150.4 million for the corresponding period of 2013. The decreases in cost of products sold and operating expenses were driven primarily by reduced coal costs and lower volumes in our Domestic Coke segment offset partly by higher costs associated with the severe winter weather. The current year period includes $11.4 million of costs and operating expenses for Coal Logistics.
Interest Expense, net. Interest expense, net was $2.9 million for the three months ended March 31, 2014 compared to $6.7 million for the corresponding period of 2013. Comparability between periods is impacted by the financing activities discussed previously.
Income Taxes. Income tax expense decreased $3.6 million to $0.3 million for the three months ended March 31, 2014 compared to $3.9 million for the corresponding period of 2013. Comparability between periods is impacted by the income tax items previously discussed.
Noncontrolling Interest. Income attributable to noncontrolling interest was $9.9 million for the three months ended March 31, 2014 compared to $8.6 million in the same period the prior year.  The increase in noncontrolling interest was due primarily to the timing of the IPO in the prior year period partially offset by lower performance at the Haverhill and Middletown cokemaking facilities as described above.
Results of Reportable Business Segments
We report our business results through two segments:

•	Domestic Coke consists of our Haverhill and Middletown cokemaking and heat recovery operations located in Franklin Furnace, Ohio and Middletown, Ohio, respectively.

•	Coal Logistics consists of our coal handling and blending services in East Chicago, Indiana; Credo, West Virginia; Belle, West Virginia; and Catlettsburg, Kentucky.
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
Segment Operating Data
The following tables set forth financial and operating data for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$149.7	$184.9
Coal Logistics	11.7	—
Coal Logistics intersegment sales	1.1	—
Elimination of intersegment sales	(1.1)	—
Total	$161.4	$184.9
Adjusted EBITDA(1):
Domestic Coke	$35.3	$41.5
Coal Logistics	2.1	—
Corporate and Other (2)	(1.4)	—
Total	$36.0	$41.5
Coke Operating Data:
Domestic Coke capacity utilization (%)	102	109
Domestic Coke production volumes (thousands of tons)	414	442
Domestic Coke sales volumes (thousands of tons)	413	448
Domestic Coke Adjusted EBITDA per ton(3)	$85.47	$92.63
Coal Logistics Operating Data:
Tons handled (thousands of tons)	4,359	—
Coal Logistics Adjusted EBITDA per ton handled(4)	$0.48	$—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Prior to the third quarter of 2013, the Partnership had only one reportable segment; therefore corporate and other expenses were included in Domestic Coke segment results.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.
Analysis of Segment Results
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $35.2 million, or 19.0 percent, to $149.7 million for the three months ended March 31, 2014 compared to $184.9 million for the corresponding period of 2013. The decrease was mainly attributable to the pass-through of lower coal prices, which lowered revenues by $26.5 million. Lower overall sales volumes of 35 thousand tons, primarily due to severe winter weather, also decreased revenues by $13.2 million. These decreases were partially offset by $4.5 million of increases to revenue primarily related to higher energy revenues due to an increase in price and higher reimbursable operating and maintenance costs.

Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $6.2 million, or 14.9 percent, to $35.3 million for the three months ended March 31, 2014 compared to $41.5 million in the corresponding period of 2013. The decrease was primarily related to lower coal-to-coke yields and volumes, primarily due to severe winter weather in the three months ended March 31, 2014, decreasing Adjusted EBITDA $6.1 million and $3.6 million, respectively as compared to the prior year period. These decreases were partially offset by $3.5 million primarily related to higher energy sales due to higher prices in the current year period as well as a lower allocation of corporate costs as compared to the prior year period.
Depreciation expense, which was not included in segment profitability, was relatively consistent at $7.9 million for the three months ended March 31, 2014 compared to $7.6 million in the prior year period.
Coal Logistics
Inclusive of intersegment sales, sales and other operating revenue on 4,359 thousand tons handled were $12.8 million and Adjusted EBITDA was $2.1 million during the three months ended March 31, 2014, reflecting impacts of the severe winter weather.
Depreciation and amortization expense, which was not included in segment profitability, was $1.8 million for the three months ended March 31, 2014.
Corporate and Other
Corporate and other expenses were $1.4 million for the three months ended March 31, 2014 and included costs to operate as a public company. Since the Partnership had only one reportable segment prior to the third quarter of 2013, corporate and other expenses in those periods were included in Domestic Coke segment results.
Liquidity and Capital Resources
As of March 31, 2014, we had $19.2 million of cash and $109.3 million of borrowing availability under our revolving credit facility. Our sources of liquidity include cash generated from operations, borrowings under our new revolving credit facility and, from time to time, debt and equity offerings.
As previously discussed, we expect to close the agreement to acquire an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for total consideration of $365.0 million in May 2014. In connection with this agreement we intend to issue, via private placement, approximately $80.0 million of common units and approximately $3.3 million of general partner interests to SunCoke in consideration for the contribution. In addition, we plan to assume and repay approximately $271.3 million of outstanding SunCoke debt and other liabilities and pay approximately $3.4 million in cash to SunCoke. We expect to retain approximately $7.0 million of the consideration to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of the environmental remediation project at Haverhill. The debt assumption and repayment obligation consists of approximately $99.9 million of SunCoke’s outstanding term loan debt and $171.4 million of SunCoke’s senior unsecured notes, inclusive of an estimated market premium of $11.4 million to tender for the principal amount of these notes.
We expect to fund the debt assumption and cash portions of the consideration with approximately $88 million of proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263 million of gross proceeds from the expected issuance of $250 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement in May 2014. Proceeds from the offerings will also be used to repay approximately $40 million outstanding on our revolving credit facility, pay transaction fees and for general corporate purposes.
We operate in a capital-intensive industry, and our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves and pay distributions. We believe our current resources, including the potential borrowings under our revolving credit facility, are sufficient to meet our working capital requirements for our current business for the foreseeable future. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund acquisitions and other expansion capital expenditures.
In accordance with our partnership agreement, on April 21, 2014, we declared a quarterly cash distribution of $0.50 per limited partner unit. This distribution will be paid on May 30, 2014 to unitholders of record on May 15, 2014. Because we intend to distribute substantially all of our cash available for distribution, our growth may not be as fast as the growth of businesses that reinvest their available cash to expand ongoing operations. Moreover, our future growth may be slower than our historical growth. We expect that we will, in large part, rely upon external financing sources, including bank borrowings and issuances of debt and equity securities, to fund acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. The incurrence of additional debt by us would result in increased interest expense, which in turn may also affect the amount of cash that we have available to distribute to our unitholders.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$14.6	$5.7
Net cash used in investing activities	(14.2)	(5.7)
Net cash (used in) provided by financing activities	(27.5)	106.2
Net increase in cash and cash equivalents	$(27.1)	$106.2
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $8.9 million to $14.6 million for the three months ended March 31, 2014 compared to $5.7 million in the corresponding period of 2013. The increase was primarily due to changes in working capital, primarily driven by a favorable comparison to the prior year period, which included the settlement of the liability for sales discounts at our Haverhill facility of $12.4 million partially offset by the timing of accounts payable.
Cash Used in Investing Activities
Cash used in investing activities increased $8.5 million to $14.2 million for the three months ended March 31, 2014 as compared to $5.7 million in the corresponding period in 2013. The increase is attributable to higher environmental remediation expenditures at our Haverhill facility as well as higher ongoing capital expenditures as compared to the prior year period.
Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities changed by $133.7 million to $27.5 million of net cash used in financing activities for the three months ended March 31, 2014 as compared to $106.2 million of net cash provided by financing activities for the corresponding period of 2013 period. In the first quarter of 2014, we made distributions to our unitholders of $15.2 million and distributions to SunCoke of $12.3 million.
In the first quarter of 2013, we received net proceeds of $232.0 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P. and $150.0 million from the issuance of the Senior Notes. These cash inflows were partially offset by the repayment of $225.0 million of our term loan, debt issuance costs of $5.9 million and distributions of $44.9 million to SunCoke, $33.1 million to reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets and $11.8 million of distributions from earnings of Haverhill and Middletown subsequent to the IPO.
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

The following table summarizes capital expenditures for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Ongoing capital	$4.0	$1.2
Environmental remediation capital	10.2	4.5
Total	$14.2	$5.7
Our capital expenditures for 2014 are expected to be approximately $55 million, of which ongoing capital expenditures are anticipated to be approximately $17 million. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred.
The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill cokemaking facility which stem from alleged violations of air operating permits for this facility. SunCoke is currently working in a cooperative manner with the EPA to address the allegations and has lodged a consent decree in federal district court that is undergoing review. Settlement may require payment of a penalty for alleged past violations as well as the capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. We retained $67 million in proceeds from the Partnership offering and an additional $7 million from our recent equity issuance for these environmental remediation projects to comply with the expected terms of a consent decree. Spending for these projects depends on the timing and finality of the settlement. Pursuant to the omnibus agreement with SunCoke, any amounts that we spend on these projects in excess of the $74 million retained will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $5 million related to these projects. The Partnership has spent $37 million to date and anticipates spending approximately $28 million in the remainder of 2014 and $10 million in 2015. Any potential penalties for alleged past violations will be paid by SunCoke.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2014. Please refer to our Annual Report on Form 10-K dated February 28, 2014 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards applicable to the Partnership that have been adopted during the three months ended March 31, 2014.
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
Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation (“EBITDA”), adjusted for sales discounts. Prior to the expiration of our nonconventional fuel tax credits in June 2012, EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.

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

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended March 31,		SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.
	2014	2013	Period from January 1, 2013 to January 23, 2013	Period from January 24, 2013 to March 31, 2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$23.6	$30.1	$9.7	$20.4
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	12.4	11.4	—	11.4
Adjusted EBITDA	36.0	41.5	9.7	31.8
Subtract:
Depreciation and amortization expense	9.7	7.6	1.9	5.7
Interest expense, net	2.9	6.7	0.6	6.1
Income tax expense	0.3	3.9	3.7	0.2
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(2)	—	(0.6)	—	(0.6)
Net income	$23.1	$23.9	$3.5	$20.4

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

(2)
At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to our customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our combined and consolidated statement of income.

Below is a reconciliation of 2014 Estimated Adjusted EBITDA to its closest GAAP measure:

	2014
	Low	High
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$105.0	$112.0
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	50.0	54.0
Adjusted EBITDA	155.0	166.0
Subtract:
Depreciation and amortization expense	43.0	41.0
Interest expense, net	13.0	12.0
Income tax expense	—	1.0
Net income	$99.0	$112.0

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future distributions are subject to approval by our Board of Directors and will be based upon circumstances then existing.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update any forward-looking statement (or its associated cautionary language), whether as a result of new information or future events, after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
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
There have been no material changes to the Partnership's exposure to market risk since December 31, 2013.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 8 entitled "Commitments and Contingent Liabilities" to our Combined and Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Items 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description
4.1*
Supplemental Indenture dated as of November 27, 2013, by and among Marigold Dock, Inc., Kanawha River Terminals LLC, Ceredo Liquid Terminal, LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2*	Supplemental Indenture dated as of September 20, 2013, by and among SunCoke Lake Terminal LLC, SunCoke Logistics LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on May 1, 2014, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; and, (iv) the Notes to Combined and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on April 30, 2014.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)