Form 10-Q
period 2014-06-30
SunCoke Energy Partners, L.P.
filed 2014-07-29
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The registrant had 21,629,540 common units and 15,709,697 subordinated units outstanding at July 25, 2014.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Combined and Consolidated Financial Statements
SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$160.7	$167.7	$322.1	$352.6
Costs and operating expenses
Cost of products sold and operating expenses	117.7	126.0	238.2	264.4
Selling, general and administrative expenses	6.4	4.7	11.3	9.1
Depreciation and amortization expense	10.2	7.6	19.9	15.2
Total costs and operating expenses	134.3	138.3	269.4	288.7
Operating income	26.4	29.4	52.7	63.9
Interest expense, net	20.4	2.8	23.3	9.5
Income before income tax expense	6.0	26.6	29.4	54.4
Income tax expense	0.2	0.2	0.5	4.1
Net income	5.8	26.4	28.9	50.3
Less: Net income attributable to noncontrolling interests	4.6	10.6	14.5	19.2
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	1.2	15.8	14.4	31.1
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	—	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$1.2	$15.8	$14.4	$27.6

General partner's interest in net income	$0.3	$0.4	$0.7	$0.6
Limited partners' interest in net income	$0.9	$15.4	$13.7	$27.0
Net income per common unit (basic and diluted)	$0.03	$0.49	$0.45	$0.86
Net income per subordinated unit (basic and diluted)	$0.02	$0.49	$0.37	$0.86
Weighted average common units outstanding (basic and diluted)	19.4	15.7	17.6	15.7
Weighted average subordinated units outstanding (basic and diluted)	15.7	15.7	15.7	15.7
Cash distribution per unit paid during period	$0.5000	$0.3071	$0.9750	$0.3071

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$58.5	$46.3
Receivables	28.4	20.2
Receivables from affiliates, net	—	6.4
Inventories	61.4	59.3
Other current assets	2.6	1.7
Total current assets	150.9	133.9
Properties, plants and equipment, net	884.5	871.1
Goodwill and other intangible assets, net	15.5	16.0
Deferred charges and other assets	14.3	6.5
Total assets	$1,065.2	$1,027.5
Liabilities and Equity
Accounts payable	$48.7	$58.7
Accrued liabilities	6.3	6.4
Short-term debt	13.0	40.0
Interest payable	7.4	4.6
Total current liabilities	75.4	109.7
Long-term debt	412.5	149.7
Deferred income taxes	3.4	2.8
Other deferred credits and liabilities	0.9	0.6
Total liabilities	492.2	262.8
Equity
Held by public:
Common units (issued and outstanding 16,724,788 and 13,503,456 units at June 30, 2014 and December 31, 2013, respectively)	236.9	240.8
Held by parent:
Common units (issued and outstanding 4,904,752 and 2,209,697 units at June 30, 2014 and December 31, 2013, respectively)	113.7	41.0
Subordinated units (issued and outstanding 15,709,697 units at June 30, 2014 and December 31, 2013)	203.3	290.4
General partner interest (2% interest)	8.5	8.3
Partners' capital attributable to SunCoke Energy Partners, L.P.	562.4	580.5
Noncontrolling interest	10.6	184.2
Total equity	573.0	764.7
Total liabilities and partners' net equity	$1,065.2	$1,027.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$28.9	$50.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19.9	15.2
Deferred income tax expense	0.6	3.9
Loss on debt extinguishment	15.4	—
Changes in working capital pertaining to operating activities:
Receivables	(8.2)	(33.9)
Receivables from affiliate, net	6.4	—
Inventories	(2.1)	6.9
Accounts payable	(9.6)	6.7
Accrued liabilities	(0.1)	(13.4)
Interest payable	2.8	4.8
Other	(1.5)	3.2
Net cash provided by operating activities	52.5	43.7
Cash Flows from Investing Activities:
Capital expenditures	(33.4)	(10.5)
Net cash used in investing activities	(33.4)	(10.5)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	88.7	231.8
Proceeds from issuance of long-term debt	268.1	150.0
Repayment of long-term debt, including market premium	(271.3)	(225.0)
Debt issuance costs	(5.8)	(5.9)
Proceeds from revolving credit facility	40.0	—
Repayment of revolving facility	(72.0)	—
Distributions to unitholders (public and parent)	(34.4)	(9.8)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(20.2)	(58.7)
Net cash (used in) provided by financing activities	(6.9)	82.4
Net increase in cash and cash equivalents	12.2	115.6
Cash and cash equivalents at beginning of period	46.3	—
Cash and cash equivalents at end of period	$58.5	$115.6

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total
	(Dollars in millions)
At December 31, 2013	$240.8	$41.0	$290.4	$8.3	$184.2	$764.7
Partnership net income	5.9	1.0	6.8	0.7	14.5	28.9
Distribution to unitholders	(14.8)	(3.5)	(15.3)	(0.8)	—	(34.4)
Distributions to noncontrolling interest	—	—	—	—	(16.8)	(16.8)
Proceeds from equity issuance to public unitholders	88.7	—	—	—	—	88.7
Acquisition of additional interest in Haverhill and Middletown:
Issuances of units	—	80.0	—	3.3	—	83.3
Cash payment	(1.6)	(0.2)	(1.5)	(0.1)	—	(3.4)
Adjustments to equity related to the acquisition	(82.1)	(4.6)	(77.1)	(2.9)	(171.3)	(338.0)
At June 30, 2014	$236.9	$113.7	$203.3	$8.5	$10.6	$573.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012 which primarily manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke"), a 65.0 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. On May 9, 2014, we completed the acquisition of an additional 33.0 percent interest in the Haverhill and Middletown cokemaking facilities. See Note 2. At June 30, 2014, SunCoke, through its subsidiary, owns a 54.1 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
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
Basis of Presentation
The accompanying unaudited combined and consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year. These unaudited interim combined and consolidated financial statements and notes should be read in conjunction with the audited combined and consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. Under this ASU, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements.

2. Acquisition
On May 9, 2014, we completed the acquisition of an additional 33.0 percent interest in the Haverhill and Middletown cokemaking facilities for total consideration of $365.0 million (the "Drop-Down"). The terms of the contribution agreement and the acquisition of the interests in Haverhill and Middletown were approved by the conflicts committee of our general partner’s Board of Directors, which consists entirely of independent directors.
Total consideration for the Drop-Down included 2.7 million common units totaling $80.0 million and $3.3 million of general partner interests issued to SunCoke. In addition, we assumed and repaid approximately $271.3 million of outstanding SunCoke debt and other liabilities, including a market premium of $11.4 million to complete the tender of certain debt. We also paid $3.4 million in cash to SunCoke and retained $7.0 million of the consideration to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of the environmental remediation project at Haverhill.
We funded the Drop-Down with $88.7 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent Partnership Notes due 2020 through a private placement on May 9, 2014. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest will be paid to noteholders on August 1, 2014.
In conjunction with the closing of the Drop-Down, the Partnership also increased its revolving credit facility by an additional $100.0 million to $250.0 million and extended its maturity date from January 2018 to May 2019. See Note 7.
3. Related Party Transactions and Agreements
The related party transactions with SunCoke and its affiliates are described below.
Transactions with Affiliate
Coal Logistics provides coal handling and blending services to certain SunCoke cokemaking operations. During the three and six months ended June 30, 2014, Coal Logistics recorded $3.5 million and $6.6 million in revenues, respectively, derived from services provided to SunCoke’s cokemaking operations. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $9.1 million and $16.8 million during the three and six months ended June 30, 2014, respectively. At June 30, 2014, net receivables with SunCoke and its affiliates were insignificant.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $4.6 million and $8.5 million for the three and six months ended June 30, 2014, respectively, and $4.1 million and $8.1 million for the three and six months ended June 30, 2013, respectively, and are included in selling, general and administrative expenses. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations for periods subsequent to the IPO are recorded based upon the omnibus agreement. Corporate allocations were updated in the second quarter of 2014.
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. SunCoke contributed $67 million in satisfaction of this obligation, at the closing date of the IPO, from the proceeds of the IPO and an additional $7 million from the Drop-Down transaction. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter that was discovered either before or after the closing of the IPO is identified as requiring remediation, SunCoke will indemnify us for up to $50 million of any such remediation costs (we will bear the first $5 million of any such costs).
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
Expenses and Reimbursement. SunCoke will continue to provide us with certain corporate and other services, and we will reimburse SunCoke for all direct costs and expenses incurred on our behalf and a portion of corporate and other costs and expenses attributable to our operations. Additionally, we paid all fees in connection with our senior notes offerings and our revolving credit facility and have agreed to pay all additional fees in connection with any future financing arrangement entered into for the purpose of replacing the credit facility or the senior notes.
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
4. Cash Distributions and Net Income Per Unit
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
If cash distributions to our unitholders exceed $0.474375 per unit in any quarter, our unitholders and our general partner will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution Per Unit Target Amount		Marginal Percentage Interest in Distributions
			Unitholders	General Partner
Minimum Quarterly Distribution	$0.412500		98%	2%
First Target Distribution	above $0.412500	up to $0.474375	98%	2%
Second Target Distribution	above $0.474375	up to $0.515625	85%	15%
Third Target Distribution	above $0.515625	up to $0.618750	75%	25%
Thereafter	above $0.618750		50%	50%
In accordance with our partnership agreement, on April 21, 2014, we declared a quarterly cash distribution of $0.50 per unit. This distribution was paid on May 30, 2014 to unitholders of record on May 15, 2014, which included equity issuances related to the Drop-Down, and totaled $19.2 million. On July 21, 2014, we declared a quarterly cash distribution of $0.515 per unit. This distribution will be paid on August 29, 2014 to unitholders of record on August 15, 2014.

The allocation of total quarterly cash distributions to general and limited partners based on the number of units is as follows. Our distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Dollars and units in millions, except per unit amounts)
General partner's distributions:
General partner's distributions	$0.3	$0.3	$0.7	$0.5
General partner's incentive distribution rights	0.3	—	0.4	—
Total general partner's distributions	0.6	0.3	1.1	0.5
Limited partners' distributions:
Common	11.1	6.6	21.9	11.4
Subordinated	8.1	6.6	16.0	11.4
Total limited partners' distributions	19.2	13.2	37.9	22.8
Total Cash Distributions	$19.8	$13.5	$39.0	$23.3
Cash distributions per unit applicable to limited partners	$0.5150	$0.4225	$1.0150	$0.7296
Earnings Per Unit
Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 24, 2013. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the three months ended June 30, 2014, the weighted-average number of common and subordinated units outstanding was 19,412,351 units and 15,709,697 units, respectively.
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

The calculation of earnings per unit is as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Dollars and units in millions, except per unit amounts)
Net income attributable to partners	$1.2	$15.8	$14.4	$27.6
General partner's distributions (including incentive distribution rights)	0.6	0.3	1.1	0.5
Limited partners' distributions on common units	11.1	6.6	21.9	11.4
Limited partners' distributions on subordinated units	8.1	6.6	16.0	11.4
Distributions (greater than) less than earnings	(18.6)	2.3	(24.6)	4.3
General partner's earnings:
Distributions (including incentive distribution rights)	0.6	0.3	1.1	0.5
Allocation of distributions (greater than) less than earnings	(0.4)	0.1	(0.5)	0.1
Total general partner's earnings	0.2	0.4	0.6	0.6
Limited partners' earnings on common units earnings:
Distributions	11.1	6.6	21.9	11.4
Allocation of distributions (greater than) less than earnings	(10.6)	1.1	(14.0)	2.1
Total limited partners' earnings on common units	0.5	7.7	7.9	13.5
Limited partners' earnings on subordinated units earnings:
Distributions	8.1	6.6	16.0	11.4
Allocation of distributions (greater than) less than earnings	(7.6)	1.1	(10.1)	2.1
Total limited partners' earnings on subordinated units	0.5	7.7	5.9	13.5
Weighted average limited partner units outstanding:
Common - basic and diluted	19.4	15.7	17.6	15.7
Subordinated - basic and diluted	15.7	15.7	15.7	15.7
Net income per limited partner unit:
Common - basic and diluted	$0.03	$0.49	$0.45	$0.86
Subordinated - basic and diluted	$0.02	$0.49	$0.37	$0.86

Allocation of Net Income
The following is a summary of net income for the six months ended June 30, 2014 and 2013 including a summary of net income disaggregated between the Predecessor and the Partnership six months ended June 30, 2013:

	Six Months Ended June 30,		SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.
			Period from January 1, 2013 to January 23, 2013	Period from January 24, 2013 to June 30, 2013
	2014	2013
Revenues	(Dollars in millions)
Sales and other operating revenue	$322.1	$352.6	$47.6	$305.0
Costs and operating expenses
Cost of products sold and operating expenses	238.2	264.4	36.8	227.6
Selling, general and administrative expenses	11.3	9.1	1.1	8.0
Depreciation and amortization expense	19.9	15.2	1.9	13.3
Total costs and operating expenses	269.4	288.7	39.8	248.9
Operating income	52.7	63.9	7.8	56.1
Interest expense, net	23.3	9.5	0.6	8.9
Income before income tax expense	29.4	54.4	7.2	47.2
Income tax expense	0.5	4.1	3.7	0.4
Net income	28.9	50.3	$3.5	$46.8
Less: Net income attributable to noncontrolling interests	14.5	19.2
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	14.4	31.1
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$14.4	$27.6
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

The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Dollars and units in millions, except per unit amounts)
Net income attributable to partners	$1.2	$15.8	$14.4	$27.6
General partner's incentive distribution rights	0.3	—	0.4	—
	0.9	15.8	14.0	27.6
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	—	0.4	0.3	0.6
General partner's incentive distribution rights	0.3	—	0.4	—
Total general partner's interest in net income	$0.3	$0.4	$0.7	$0.6
Common - public unitholder's interest in net income	0.4	6.6	5.9	11.5
Common - SunCoke interest in net income	0.1	1.1	1.0	2.0
Subordinated unitholder's interest in net income	0.4	7.7	6.8	13.5
Total limited partners' interest in net income	$0.9	$15.4	$13.7	$27.0
5. Inventories
The components of inventories were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Coal	$34.5	$33.1
Coke	3.4	4.1
Material, supplies, and other	23.5	22.1
Total inventories	$61.4	$59.3
6. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. Earnings from our Middletown operations, however, are subject to a local income tax. The Predecessor’s tax provision was determined on a theoretical separate-return basis.
7. Debt
On May 9, 2014 in connection with the Drop-Down, the Partnership issued $250.0 million senior notes as additional notes under the indenture pursuant to which the Partnership issued $150.0 million senior notes on January 24, 2013 ("Partnership Notes"). The Partnership Notes bear interest at a rate of 7.375 percent per annum and will mature on February 1, 2020. Interest is payable semi-annually in arrears on February 1 and August 1 of each year. Proceeds of $263.1 million included an original issue premium of $13.1 million. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest will be paid to noteholders on August 1, 2014 and was included in the current portion of long-term debt on the Consolidated Balance Sheet. The Partnership incurred debt issuance costs of $4.9 million, of which $0.9 million was considered a modification of debt and was recorded in interest expense, net on the Consolidated Statement of Income.
Furthermore, in connection with the Drop-Down, the Partnership assumed from SunCoke and repaid certain SunCoke debt and other liabilities totaling $271.3 million, including a market premium of $11.4 million to complete the tender of certain debt, which was included in interest expense, net on the Consolidated Statement of Income. The Partnership assumed $5.8 million in debt issuance costs and $0.9 million in original issue discount in connection with the assumption of this debt from SunCoke, $3.1 million of which related to the portion of the debt extinguished and was recorded in interest expense, net on the Consolidated Statement of Income.
Also, in connection with the Drop-Down, the Partnership repaid $40.0 million on the revolving credit facility (the “Partnership Revolver”) and amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019. The Partnership paid $1.8 million in fees related to the Revolver amendment, which are included in deferred charges and other assets in the Consolidated Balance Sheet. As of June 30, 2014, the Partnership had $8.0 million borrowed against the Partnership Revolver and letters of credit outstanding of $0.7 million, leaving $241.3 million available.
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. As of June 30, 2014, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
Spending for these projects depends on the timing and finality of the settlement. We retained $74 million in proceeds from the Partnership offering and Drop-Down transaction for environmental capital expenditures related to these projects. Pursuant to the Omnibus Agreement between SunCoke and the Partnership, any amounts that we spend on these projects in excess of $74 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent $5 million related to these projects. The Partnership has spent $51 million to date and expects to spend approximately $14 million in the remainder of 2014 and $10 million in 2015.
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2014, the estimated fair value of the Partnership's long-term debt was $426.6 million compared to a carrying amount of $412.5 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 3 inputs.
10. Business Segment Disclosures
The Partnership derives its revenues from the Domestic Coke and Coke Logistics reportable segments. Domestic Coke operations are comprised of Haverhill and Middletown cokemaking facilities located in Ohio. Both facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Coke sales at each of the Partnership's cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal and AK Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee. In the prior year period, all corporate costs were included in the Domestic Coke segment as the Partnership had only one reportable segment.
Coal Logistics operations are comprised of Lake Terminal and KRT facilities located in Indiana and Kentucky, respectively. The Partnership acquired Lake Terminal on August 30, 2013 and KRT on October 1, 2013 and began providing coal handling and blending services. This business has a collective capacity to blend and transload more than 30 million tons of coal annually. Coal handling and blending services are provided to third party customers as well as SunCoke cokemaking facilities. Coal handling and blending results are presented in the Coal Logistics segment below.
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30, 2014
	(Dollars in millions)
	Domestic Coke	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$146.4	$14.3	$—	$160.7
Intersegment sales	$—	$1.0	$—	$—
Adjusted EBITDA	$34.4	$5.0	$(2.8)	$36.6
Depreciation and amortization	$8.4	$1.8	$—	$10.2
Capital expenditures	$18.7	$0.5	$—	$19.2
Total segment assets	$913.6	$118.4	$33.2	$1,065.2

	Six Months Ended June 30, 2014
	(Dollars in millions)
	Domestic Coke	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$296.1	$26.0	$—	$322.1
Intersegment sales	$—	$2.1	$—	$—
Adjusted EBITDA	$69.7	$7.1	$(4.2)	$72.6
Depreciation and amortization	$16.3	$3.6	$—	$19.9
Capital expenditures	$32.6	$0.8	$—	$33.4
Total segment assets	$913.6	$118.4	$33.2	$1,065.2
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
Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirement for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income attributable to noncontrolling interests.
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure with disaggregated results for periods prior to and subsequent to the IPO:

	Three Months Ended June 30,		Six Months Ended June 30,		SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.
	2014	2013	2014	2013	Period from January 1, 2013 to January 23, 2013	Period from January 24, 2013 to June 30, 2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$30.8	$23.7	$54.4	$53.8	$9.7	$44.1
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	5.8	13.3	18.2	24.7	—	24.7
Adjusted EBITDA	$36.6	$37.0	$72.6	$78.5	$9.7	$68.8
Subtract:
Depreciation and amortization expense	10.2	7.6	19.9	15.2	1.9	13.3
Interest expense, net	20.4	2.8	23.3	9.5	0.6	8.9
Income tax expense	0.2	0.2	0.5	4.1	3.7	0.4
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(2)	—	—	—	(0.6)	—	(0.6)
Net income	$5.8	$26.4	$28.9	$50.3	$3.5	$46.8

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

(2)
At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to a customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. The gain is recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income.

The following table sets forth the Partnership’s total sales and other operating revenue by product or service excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Cokemaking revenues	$135.8	$156.8	$272.4	$330.6
Energy revenues	10.6	10.9	23.7	22.0
Coal logistics revenues	14.3	—	26.0	—
Total revenues	$160.7	$167.7	$322.1	$352.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012 which primarily manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke"), a 65.0 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. On May 9, 2014, we completed the acquisition of an additional 33.0 percent interest in the Haverhill and Middletown cokemaking facilities for total consideration of $365.0 million. See Recent Developments discussion below. At June 30, 2014, SunCoke owns the remaining 2.0 percent interest in each of Haverhill and Middletown. SunCoke, through its subsidiary, owns a 54.1 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
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
Further, we are exploring opportunities for entry into the ferrous segments of the steel value chain, such as iron ore concentration and pelletizing and direct reduced iron production ("DRI"). We received a favorable IRS private letter ruling for DRI in the second quarter of 2014. Concentrating and pelletizing are processes that prepare iron ore for use in a blast furnace as part of the integrated steelmaking process and result in a more efficient blast furnace steelmaking process. The current capacity for both concentrating and pelletizing of iron ore in the United States ("U.S.") and Canada is in excess of 230 million tons and we believe acquisitions of existing facilities could potentially provide an attractive avenue for growth. DRI, an alternative method of ironmaking is used today in conventional blast furnaces and electric arc furnaces. The capital investment required to build DRI plants is low compared to integrated steel plants and operating costs can be favorable if low cost energy supplies are available. DRI is successfully manufactured in various parts of the world through either natural gas or coal-based technology. Currently, there is only one DRI operation in the U.S., but we believe demand for additional DRI capacity in the U.S. may grow by approximately 5 million tons, driven in part by the available supply of low cost natural gas as a reducing agent.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”
Recent Developments

•	Cokemaking Drop-Down acquisition and related financing transactions.
On May 9, 2014, we completed the acquisition of an additional 33.0 percent interest in the Haverhill and Middletown cokemaking facilities for total consideration of $365.0 million (the "Drop-Down"). The terms of the contribution agreement and the acquisition of the interests in Haverhill and Middletown were approved by the conflicts committee of our general partner’s Board of Directors, which consists entirely of independent directors.
Total consideration for the Drop-Down included 2.7 million common units totaling $80.0 million and $3.3 million of general partner interests issued to SunCoke. In addition, we assumed and repaid approximately $271.3 million of outstanding SunCoke debt and other liabilities, including a market premium of $11.4 million to complete the tender of certain debt. We also paid $3.4 million in cash to SunCoke and retained $7.0 million of the consideration to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of the environmental remediation project at Haverhill.
We funded the Drop-Down with $88.7 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent Partnership Notes due 2020 through a private placement on May 9, 2014.
In conjunction with the closing of the Drop-Down, the Partnership also increased its revolving credit facility by an additional $100.0 million to $250.0 million and extended its maturity date from January 2018 to May 2019.
The Consolidated Statement of Income includes $18.9 million of costs related to the Drop-Down, including the $11.4 million market premium to tender of certain debt, $4.0 million of debt extinguishment costs, $0.8 million of transaction costs and $2.7 million of incremental interest expense related to the notes issuance.

The additional interest in the Haverhill and Middletown cokemaking facilities we acquired under the Drop-Down is expected to generate on an annual basis Adjusted EBITDA attributable to unitholders of approximately $44 million, net of additional allocated corporate costs.
Second Quarter Key Financial Results

•
Total revenues decreased $7.0 million, or 4.2 percent, to $160.7 million in the three months ended June 30, 2014 primarily due to the pass-through of lower coal prices and lower coke sales volumes in our Domestic Coke segment partially offset by $14.3 million of revenues from our new Coal Logistics segment.

•
Net income attributable to unitholders decreased $14.6 million for the three months ended June 30, 2014, to $1.2 million compared with the three months ended June 30, 2013. This decrease is mainly attributable to the $18.9 million incremental transaction and financing costs associated with the Drop-Down previously discussed. Additionally, cokemaking operations were slightly down due to lower volumes and coal-to-coke yield, partially offset by the contribution of the Coal Logistics segment.

•
Adjusted EBITDA was $36.6 million in the second quarter of 2014 compared to $37.0 million for the same period in 2013. The decrease in Adjusted EBITDA of $0.4 was driven primarily by lower volumes in our cokemaking operations and coal-to-coke yield offset by the inclusion of the Coal Logistics segment Adjusted EBITDA of $5.0 million.

Items Impacting Comparability

•
Coal Logistics. On August 30 and October 1, 2013, the Partnership acquired Lake Terminal and KRT, respectively. The results of these newly acquired facilities have been included in the Consolidated Financial Statements since the dates of acquisition and are presented in the Coal Logistics segment. Coal Logistics reported revenues of $15.3 million, of which $1.0 million were intercompany revenues, and $28.1 million, of which $2.1 million were intercompany, for the three and six months ended June 30, 2014, respectively, and Adjusted EBITDA of $5.0 million and $7.1 million and Adjusted EBITDA per ton handled of $0.89 and $0.71 for the three and six months ended June 30, 2014, respectively.

•
Interest Expense, net. Interest expense, net was $20.4 million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively, and $23.3 million and $9.5 million for the six months ended June 30, 2014 and 2013, respectively. The second quarter of 2014 was impacted by debt extinguishment costs of $15.4 million, which included of $11.4 million market premium to tender the senior notes as well as $2.7 million of interest expense on the additional Partnership Notes. The first quarter of 2013 was also impacted by debt restructuring costs of $3.7 million related to the portion of the term loan extinguished in conjunction with the IPO as well as the issuance of $150.0 million of senior notes.

In addition, interest expense during the six months ended June 30, 2014 was reduced by $1.6 million relating to interest capitalization in connection with the environmental remediation project at Haverhill. In the six months ended June 30, 2013, capitalized interest amounted to $0.3 million on this project.

•
Income Tax Expense. Income tax expense decreased $3.6 million to $0.5 million for the six months ended June 30, 2014, compared to $4.1 million for the corresponding period of 2013. The periods presented were not comparable, as following the IPO, the Partnership was not subject to federal or state income taxes. Earnings from our Middletown operations, however, are subject to a local income tax which is reflected in both periods. The six months ended June 30, 2013 included additional expense of $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown operations and a $0.5 million adjustment to our valuation allowance associated with a local income tax net operating loss carryforward. We do not expect the local income tax to affect our cash distribution as we do not expect to pay cash taxes until 2017.

•
Noncontrolling Interest. Net Income attributable to noncontrolling interest was $4.6 million and $10.6 million for the three months ended June 30, 2014 and 2013, respectively and was $14.5 million and $19.2 million for the six months ended June 30, 2014 and 2013, respectively. These decreases were primarily the result of the Drop-Down transaction on May 9, 2014, which increased our ownership of Haverhill and Middletown ownership by an additional 33.0 percent, from 65.0 percent to 98.0 percent, with SunCoke continuing to hold the remaining 2.0 percent interest.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(Dollars in millions)
Revenues
Sales and other operating revenue	$160.7	$167.7	$322.1	$352.6
Costs and operating expenses
Cost of products sold and operating expenses	117.7	126.0	238.2	264.4
Selling, general and administrative expenses	6.4	4.7	11.3	9.1
Depreciation and amortization expense	10.2	7.6	19.9	15.2
Total costs and operating expenses	134.3	138.3	269.4	288.7
Operating income	26.4	29.4	52.7	63.9
Interest expense, net	20.4	2.8	23.3	9.5
Income before income tax expense	6.0	26.6	29.4	54.4
Income tax expense	0.2	0.2	0.5	4.1
Net income	5.8	26.4	$28.9	$50.3

Less: Net income attributable to noncontrolling interests	4.6	10.6	14.5	19.2
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	1.2	15.8	$14.4	$31.1
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	—	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$1.2	$15.8	$14.4	$27.6
Revenues. Total revenues, net of sales discounts, were $160.7 million and $167.7 million for the three months ended June 30, 2014 and 2013, respectively, and were $322.1 million and $352.6 million for the six months ended June 30, 2014 and 2013, respectively. The decreases were primarily due to the pass-through of lower coal prices and lower coke sales volumes in our Domestic Coke segment. The six-month period also includes the impact of severe weather on production and yields at both our cokemaking facilities. The three and six months ended June 30, 2014 included $14.3 million and $26.0 million, respectively, of revenue from the Coal Logistics business.
Costs and Operating Expenses. Total operating expenses were $134.3 million and $138.3 million for the three months ended June 30, 2014 and 2013, respectively, and were $269.4 million and $288.7 million for the six months ended June 30, 2014 and 2013, respectively. The decreases in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment partially offset by higher repair and maintenance costs. The six-month period also includes incremental operating expenses associated with the severe winter weather in the first quarter. The three and six months ended June 30, 2014 included $11.1 million and $22.5 million, respectively, of costs and operating expenses for Coal Logistics.
Interest Expense, net. Interest expense, net was $20.4 million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively, and was $23.3 million and $9.5 million for the six months ended June 30, 2014 and 2013, respectively. Comparability between periods is impacted by the financing activities previously discussed.
Income Taxes. Income tax expense was $0.2 million for both the three months ended June 30, 2014 and 2013, respectively, and was $0.5 million and $4.1 million for the six months ended June 30, 2014 and 2013, respectively. Comparability between periods is impacted by the income tax items previously discussed.
Noncontrolling Interest. Income attributable to noncontrolling interest was $4.6 million and $10.6 million for the three months ended June 30, 2014 and 2013, respectively, and was $14.5 million and $19.2 million for the six months ended June 30, 2014 and 2013, respectively. Comparability between periods is impacted by the Drop-Down activities previously discussed.

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
Segment Operating Data
The following tables set forth financial and operating data for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$146.4	$167.7	$296.1	$352.6
Coal Logistics	14.3	—	26.0	—
Coal Logistics intersegment sales	1.0	—	2.1	—
Elimination of intersegment sales	(1.0)	—	(2.1)	—
Total	$160.7	$167.7	$322.1	$352.6
Adjusted EBITDA(1):
Domestic Coke	$34.4	$37.0	$69.7	$78.5
Coal Logistics	5.0	—	7.1	—
Corporate and Other (2)	(2.8)	—	(4.2)	—
Total	$36.6	$37.0	$72.6	$78.5
Coke Operating Data:
Domestic Coke capacity utilization (%)	106	111	104	110
Domestic Coke production volumes (thousands of tons)	434	455	848	897
Domestic Coke sales volumes (thousands of tons)	436	458	849	906
Domestic Coke Adjusted EBITDA per ton(3)	$78.90	$80.79	$82.10	$86.64
Coal Logistics Operating Data:
Tons handled (thousands of tons)	5,605	—	9,964	—
Coal Logistics Adjusted EBITDA per ton handled(4)	$0.89	$—	$0.71	$—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Prior to the third quarter of 2013, the Partnership had only one reportable segment; therefore, corporate and other expenses were included in Domestic Coke segment results.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.

Analysis of Segment Results
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $21.3 million, or 12.7 percent, to $146.4 million for the three months ended June 30, 2014 compared to $167.7 million for the corresponding period of 2013. The decrease was mainly attributable to the pass-through of lower coal prices, which lowered revenues by $16.0 million. Lower overall sales volumes of 22 thousand tons decreased revenues by $7.1 million. These decreases were partially offset by increases of $1.8 million, primarily related to higher reimbursable operating and maintenance costs.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $2.6 million, or 7.0 percent, to $34.4 million for the three months ended June 30, 2014 compared to $37.0 million in the corresponding period of 2013. Lower sales volumes of 22 thousand tons and lower coal-to-coke yields further decreased Adjusted EBITDA $2.3 million and $1.9 million, respectively, as compared to the prior year period. These decreases were partially offset by increases of $1.6 million primarily related a lower allocation of corporate costs. In the prior year period, all corporate costs were included in the Domestic Coke segment as the Partnership had only one reportable segment.
Depreciation expense, which was not included in segment profitability, was $8.4 million for the three months ended June 30, 2014 compared to $7.6 million in the prior year period.
Coal Logistics
In the second half of 2013, we acquired two coal logistics businesses. Inclusive of intersegment sales, sales and other operating revenue on 5,605 thousand tons handled were $15.3 million and Adjusted EBITDA was $5.0 million during the three months ended June 30, 2014.
Depreciation and amortization expense, which was not included in segment profitability, was $1.8 million for the three months ended June 30, 2014.
Corporate and Other
Corporate and other expenses were $2.8 million for the three months ended June 30, 2014 and included costs of the Drop-Down as well as costs to operate as a public company. Since the Partnership had only one reportable segment prior to the third quarter of 2013, corporate and other expenses in those periods were included in Domestic Coke segment results.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $56.5 million, or 16.0 percent, to $296.1 million for the six months ended June 30, 2014 compared to $352.6 million for the corresponding period of 2013. The decrease was mainly attributable to the pass-through of lower coal prices, which lowered revenues by $42.6 million. Lower overall sales volumes of 57 thousand tons, in part due to severe winter weather during the first quarter of 2014, also decreased revenues by $20.2 million. These decreases were partially offset by increases of $6.3 million, primarily related to higher reimbursable operating and maintenance costs.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $8.8 million, or 11.2 percent, to $69.7 million for the six months ended June 30, 2014 compared to $78.5 million in the corresponding period of 2013. The decrease was primarily related to lower coal-to-coke yields and lower sales volumes of 57 thousand tons, in part due to severe winter weather in the first quarter of 2014, decreasing Adjusted EBITDA $8.0 million and $6.0 million, respectively, as compared to the prior year period. These decreases were partially offset by increases of $5.2 million primarily related to higher energy sales due to higher prices in the current year period as well as a lower allocation of corporate costs. In the prior year period, all corporate costs were included in the Domestic Coke segment as the Partnership had only one reportable segment.
Depreciation expense, which was not included in segment profitability, was relatively consistent at $16.3 million for the six months ended June 30, 2014 compared to $15.2 million in the prior year period.

Coal Logistics
In the second half of 2013, we acquired two coal logistics businesses. Inclusive of intersegment sales, sales and other operating revenue on 9,964 thousand tons handled were $28.1 million and Adjusted EBITDA was $7.1 million during the six months ended June 30, 2014.
Depreciation and amortization expense, which was not included in segment profitability, was $3.6 million for the six months ended June 30, 2014.
Corporate and Other
Corporate and other expenses were $4.2 million for the six months ended June 30, 2014 and included costs of the Drop-Down as well as costs to operate as a public company. Since the Partnership had only one reportable segment prior to the third quarter of 2013, corporate and other expenses in those periods were included in Domestic Coke segment results.
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
In conjunction with the closing of the Drop-Down, the Partnership amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019. As of June 30, 2014, we had $58.5 million of cash and cash equivalents and $241.3 million of borrowing availability under our revolving credit facility. Our sources of liquidity include cash generated from operations, borrowings under our new revolving credit facility and, from time to time, debt and equity offerings.
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. As of June 30, 2014, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
In accordance with our partnership agreement, on July 21, 2014, we declared a quarterly cash distribution of $0.515 per unit. This distribution will be paid on August 29, 2014 to unitholders of record on August 15, 2014. Because we intend to distribute substantially all of our cash available for distribution, our growth may not be as fast as the growth of businesses that reinvest their available cash to expand ongoing operations. Moreover, our future growth may be slower than our historical growth. We expect that we will, in large part, rely upon external financing sources, including bank borrowings and issuances of debt and equity securities, to fund acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. The incurrence of additional debt by us would result in increased interest expense, which in turn may also affect the amount of cash that we have available to distribute to our unitholders.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$52.5	$43.7
Net cash used in investing activities	(33.4)	(10.5)
Net cash (used in) provided by financing activities	(6.9)	82.4
Net increase in cash and cash equivalents	$12.2	$115.6
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $8.8 million to $52.5 million for the six months ended June 30, 2014 as compared to $43.7 million in the corresponding period of 2013. The increase was primarily due to changes in working capital, primarily driven by a favorable comparison to the prior year period, which included the settlement of the liability for sales discounts at our Haverhill facility of $12.4 million.
Cash Used in Investing Activities
Cash used in investing activities increased $22.9 million to $33.4 million for the six months ended June 30, 2014 as compared to $10.5 million in the corresponding period in 2013. The increase is attributable to higher environmental remediation expenditures at our Haverhill facility as well as higher ongoing capital expenditures as compared to the prior year period.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $6.9 million for the six months ended June 30, 2014 as compared to net cash provided by financing activities of $82.4 million for the corresponding period of 2013. In the second quarter of 2014, we received net proceeds of $88.7 million from the issuance of 3,220,000 common units in SunCoke Energy Partners, L.P. to common unitholders and gross proceeds of $268.1 million from the issuance of Senior Notes. These cash inflows were partially offset by the repayment of $271.3 million of long term debt, including a market premium of $11.4 million to complete the tender of certain debt, debt issuance costs of $5.8 million and cash payments to SunCoke of $3.4 million. In the first half of 2014, we made distributions to our unitholders of $34.4 million and distributions to SunCoke of $16.8 million. Additionally, we made net repayments of $32.0 million on the revolver.
In the first half of 2013, we received net proceeds of $231.8 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P. and $150.0 million from the issuance of the Senior Notes. These cash inflows were partially offset by the repayment of $225.0 million of our term loan, debt issuance costs of $5.9 million and distributions of $58.7 million to SunCoke, $33.1 million to reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets and $25.6 million of distributions from earnings of Haverhill and Middletown subsequent to the IPO. Distributions to unitholders of $9.8 million further offset the cash proceeds.
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

The following table summarizes capital expenditures for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013

Ongoing capital	$9.5	$3.1
Environmental remediation capital	23.9	7.4
Total	$33.4	$10.5
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
The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill cokemaking facility which stem from alleged violations of air operating permits for this facility. SunCoke is currently working in a cooperative manner with the EPA to address the allegations and has lodged a consent decree in federal district court that is undergoing review. Settlement may require payment of a penalty for alleged past violations as well as the capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. We retained $74 million in proceeds from the Partnership offering and Drop-Down transaction for these environmental remediation projects to comply with the expected terms of a consent decree. Spending for these projects depends on the timing and finality of the settlement. Pursuant to the omnibus agreement with SunCoke, any amounts that we spend on these projects in excess of the $74 million retained will be reimbursed by SunCoke. Prior to our formation, SunCoke spent $5 million related to these projects. The Partnership spent $27 million during 2013 and has spent $24 million during 2014. We anticipate spending approximately $14 million in the remainder of 2014 and $10 million in 2015. Any potential penalties for alleged past violations will be paid by SunCoke.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2014. Please refer to our Annual Report on Form 10-K dated February 28, 2014 for a summary of these policies.
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. Under this ASU, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements.

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

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure with disaggregated results for periods prior to and subsequent to the IPO:

	Three Months Ended June 30,		Six Months Ended June 30,		SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.
	2014	2013	2014	2013	Period from January 1, 2013 to January 23, 2013	Period from January 24, 2013 to June 30, 2013
			(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$30.8	$23.7	$54.4	$53.8	$9.7	$44.1
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	5.8	13.3	18.2	24.7	—	24.7
Adjusted EBITDA	$36.6	$37.0	$72.6	$78.5	$9.7	$68.8
Subtract:
Depreciation and amortization expense	10.2	7.6	19.9	15.2	1.9	13.3
Interest expense, net	20.4	2.8	23.3	9.5	0.6	8.9
Income tax expense	0.2	0.2	0.5	4.1	3.7	0.4
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(2)	—	—	—	(0.6)	—	(0.6)
Net income	$5.8	$26.4	$28.9	$50.3	$3.5	$46.8

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our operations;

•	claims of noncompliance with any statutory and regulatory requirements;

•	the accuracy of our estimates of any necessary reclamation and/or remediation activities;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	changes in product specifications for the coke that we produce or the coals that we blend, store and transport;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
Third Supplemental Indenture, dated as of May 9, 2014, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners Finance Corp., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-35782), filed on May 13, 2014).

10.1
Contribution Agreement, dated as of April 22, 2014, by and among Sun Coal & Coke LLC, SunCoke Energy Partners, L.P., and SunCoke Energy, Inc. (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 001-35782), filed on April 24, 2014.

10.2
Assumption Agreement, dated as of May 9, 2014, by and among SunCoke Energy Partners, L.P. and SunCoke Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-35782), filed on May 13, 2014).

10.3*
Amendment No. 2 to Credit Agreement, dated as of May 9, 2014, by and among SunCoke Energy Partners, L.P., the other borrowers parties thereto, the lenders parties thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent.

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

95.1*	Mine Safety Disclosures

101
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, filed with the Securities and Exchange Commission on July 30, 2014, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Combined and Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; and, (iv) the Notes to Combined and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on July 29, 2014.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)