Form 10-Q
period 2014-09-30
SunCoke Energy Partners, L.P.
filed 2014-10-28
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The registrant had 21,693,160 common units and 15,709,697 subordinated units outstanding at October 24, 2014.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Combined and Consolidated Financial Statements

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$158.7	$162.0	$480.8	$514.6
Costs and operating expenses
Cost of products sold and operating expenses	115.3	118.9	353.5	383.3
Selling, general and administrative expenses	5.1	7.4	16.4	16.5
Depreciation and amortization expense	10.2	8.3	30.1	23.5
Total costs and operating expenses	130.6	134.6	400.0	423.3
Operating income	28.1	27.4	80.8	91.3
Interest expense, net	6.8	2.8	30.1	12.3
Income before income tax expense	21.3	24.6	50.7	79.0
Income tax expense	0.5	0.1	1.0	4.2
Net income	20.8	24.5	49.7	74.8
Less: Net income attributable to noncontrolling interests	0.6	10.8	15.1	30.0
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	20.2	13.7	34.6	44.8
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	—	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$20.2	$13.7	$34.6	$41.3

General partner's interest in net income	$0.7	$0.3	$1.4	$0.9
Limited partners' interest in net income	$19.5	$13.4	$33.2	$40.4
Net income per common unit (basic and diluted)	$0.52	$0.43	$1.01	$1.29
Net income per subordinated unit (basic and diluted)	$0.52	$0.43	$0.89	$1.29
Weighted average common units outstanding (basic and diluted)	21.7	15.7	19.0	15.7
Weighted average subordinated units outstanding (basic and diluted)	15.7	15.7	15.7	15.7
Cash distribution per unit paid during period	$0.5150	$0.4225	$1.4900	$0.7296

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$26.9	$46.3
Receivables	26.2	20.2
Receivables from affiliates, net	0.8	6.4
Inventories	71.2	59.3
Other current assets	2.0	1.7
Total current assets	127.1	133.9
Properties, plants and equipment, net	894.3	871.1
Goodwill and other intangible assets, net	15.3	16.0
Deferred charges and other assets	14.1	6.5
Total assets	$1,050.8	$1,027.5
Liabilities and Equity
Accounts payable	$46.7	$58.7
Accrued liabilities	6.5	6.4
Short-term debt	—	40.0
Interest payable	4.9	4.6
Total current liabilities	58.1	109.7
Long-term debt	412.0	149.7
Deferred income taxes	3.7	2.8
Other deferred credits and liabilities	1.1	0.6
Total liabilities	474.9	262.8
Equity
Held by public:
Common units (issued and outstanding 16,788,408 and 13,503,456 units at September 30, 2014 and December 31, 2013, respectively)	238.8	240.8
Held by parent:
Common units (issued and outstanding 4,904,752 and 2,209,697 units at September 30, 2014 and December 31, 2013, respectively)	113.8	41.0
Subordinated units (issued and outstanding 15,709,697 units at September 30, 2014 and December 31, 2013)	203.4	290.4
General partner interest (2% interest)	8.9	8.3
Partners' capital attributable to SunCoke Energy Partners, L.P.	564.9	580.5
Noncontrolling interest	11.0	184.2
Total equity	575.9	764.7
Total liabilities and partners' net equity	$1,050.8	$1,027.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$49.7	$74.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30.1	23.5
Deferred income tax expense	0.9	3.9
Loss on debt extinguishment	15.4	—
Changes in working capital pertaining to operating activities:
Receivables	(6.0)	(33.2)
Receivables from affiliate, net	5.6	—
Inventories	(11.9)	8.0
Accounts payable	(12.0)	—
Accrued liabilities	0.1	(13.5)
Interest payable	0.3	1.8
Other	(0.7)	4.4
Net cash provided by operating activities	71.5	69.7
Cash Flows from Investing Activities:
Capital expenditures	(53.1)	(20.4)
Acquisition of business	—	(28.6)
Net cash used in investing activities	(53.1)	(49.0)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	90.5	231.8
Proceeds from issuance of long-term debt	268.1	150.0
Repayment of long-term debt, including market premium	(276.3)	(225.0)
Debt issuance costs	(5.8)	(6.8)
Proceeds from revolving credit facility	40.0	—
Repayment of revolving facility	(80.0)	—
Distributions to unitholders (public and parent)	(54.2)	(23.3)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(20.4)	(69.5)
Capital contributions from SunCoke Energy Partners GP LLC	0.3	0.6
Net cash (used in) provided by financing activities	(37.8)	57.8
Net (decrease) increase in cash and cash equivalents	(19.4)	78.5
Cash and cash equivalents at beginning of period	46.3	—
Cash and cash equivalents at end of period	$26.9	$78.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total
	(Dollars in millions)
At December 31, 2013	$240.8	$41.0	$290.4	$8.3	$184.2	$764.7
Partnership net income	14.6	3.6	15.0	1.4	15.1	49.7
Distribution to unitholders	(23.4)	(6.0)	(23.4)	(1.4)	—	(54.2)
Distributions to noncontrolling interest	—	—	—	—	(17.0)	(17.0)
Proceeds from equity issuance to public unitholders	90.5	—	—	—	—	90.5
Acquisition of additional interest in Haverhill and Middletown:
Issuances of units	—	80.0	—	3.3	—	83.3
Cash payment	(1.6)	(0.2)	(1.5)	(0.1)	—	(3.4)
Adjustments to equity related to the acquisition	(82.1)	(4.6)	(77.1)	(2.9)	(171.3)	(338.0)
Capital contribution	—	—	—	0.3	—	0.3
At September 30, 2014	$238.8	$113.8	$203.4	$8.9	$11.0	$575.9

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012 which primarily manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke"), a 65.0 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. On May 9, 2014, we completed the acquisition of an additional 33.0 percent interest in the Haverhill and Middletown cokemaking facilities. See Note 2. At September 30, 2014, SunCoke, through its subsidiary, owns a 54.0 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
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
Basis of Presentation
The accompanying unaudited combined and consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year. These unaudited interim combined and consolidated financial statements and notes should be read in conjunction with the audited combined and consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. Under this ASU, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations, or cash flows.
In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
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
The results of the Haverhill and Middletown operations are consolidated in the combined and consolidated financial statements of the Partnership for all periods presented and any interest in the Haverhill and Middletown operations retained by Sun Coal & Coke is recorded as a noncontrolling interest of the Partnership. Sun Coal & Coke retained a 35.0 percent interest in Haverhill and Middletown prior to the Drop-Down and a 2.0 percent interest in Haverhill and Middletown subsequent to the Drop-Down. We accounted for the Drop-Down as an equity transaction, which resulted in a $171.3 million reduction to noncontrolling interest for the additional 33.0 percent interest acquired by the Partnership. Partnership equity was decreased for the difference between the consideration discussed below and the $171.3 million of noncontrolling interest acquired.
Total consideration for the Drop-Down included $3.4 million of cash to SunCoke, 2.7 million common units totaling $80.0 million issued to SunCoke and $3.3 million of general partner interests issued to SunCoke. We retained $7.0 million of the consideration to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of the environmental remediation project at Haverhill, which did not impact Partnership equity. In addition, we assumed and repaid approximately $271.3 million of outstanding SunCoke debt and other liabilities, which includes a market premium of $11.4 million to complete the tender of certain debt. The market premium was included in Partnership net income. In conjunction with the assumption of this debt, the Partnership also assumed the related debt issuance costs and debt discount, which were included in the adjustments to equity related to the acquisition in the Consolidated Statement of Equity.
We funded the Drop-Down with $88.7 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent Partnership Notes due in 2020 through a private placement on May 9, 2014. In conjunction with the new senior notes, the Partnership incurred debt issuance costs of $4.9 million, $0.9 million of which was considered a modification of debt and was included in other operating cash flows in the Combined and Consolidated Statement of Cash Flows with the remainder included in financing cash flows. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014.
As Haverhill and Middletown were consolidated both prior to and subsequent to the Drop-Down, the only impact on our Combined and Consolidated Statement of Cash Flows was the related financing activities discussed above.
In conjunction with the closing of the Drop-Down, the Partnership also increased its revolving credit facility by an additional $100.0 million to $250.0 million and extended its maturity date from January 2018 to May 2019. The Partnership paid $1.8 million in fees related to the Revolver amendment, which were included in financing cash flows in the Combined and Consolidated Statement of Cash Flows. See Note 7.
The table below summarizes the effects of the changes in the Partnership’s ownership interest in Haverhill and Middletown on the Partnership’s equity.

	Three months ended	Nine months ended
	September 30, 2014
	(Dollars in millions)
Net income attributable to SunCoke Energy Partners, L.P.	$20.2	$34.6
Change in SunCoke Energy Partners, L.P. partnership equity for the purchase of an additional 33.0 percent interest in Haverhill and Middletown	—	(170.1)
Change from net income attributable to SunCoke Energy Partners, L.P. and transfers to noncontrolling interest	$20.2	$(135.5)

3. Related Party Transactions and Agreements
The related party transactions with SunCoke and its affiliates are described below.
Transactions with Affiliate
Coal Logistics provides coal handling and blending services to certain SunCoke cokemaking operations. During the three and nine months ended September 30, 2014, Coal Logistics recorded $3.6 million and $10.2 million in revenues, respectively, derived from services provided to SunCoke’s cokemaking operations. Coal Logistics recorded $1.0 million in revenues derived from services provided to SunCoke's cokemaking operations during both the three and nine months ended September 30, 2013. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $10.1 million and $27.0 million during the three and nine months ended September 30, 2014, respectively, and $5.9 million and $12.3 million during the three and nine months ended September 30, 2013, respectively. At September 30, 2014 net receivables with SunCoke and affiliates were $0.8 million and at December 31, 2013 net receivables with SunCoke and its affiliates were $6.4 million.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $4.7 million and $13.2 million for the three and nine months ended September 30, 2014, respectively, and $4.1 million and $12.2 million for the three and nine months ended September 30, 2013, respectively, and are included in selling, general and administrative expenses. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations for periods subsequent to the IPO are recorded based upon the omnibus agreement. Corporate allocations were updated in the second quarter of 2014.
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. SunCoke contributed $67.0 million in satisfaction of this obligation from the proceeds of the IPO and an additional $7.0 million from the Drop-Down transaction. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter that was discovered either before or after the closing of the IPO is identified as requiring remediation, SunCoke will indemnify us for up to $50.0 million of any such remediation costs (we will bear the first $5.0 million of any such costs).
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
In accordance with our partnership agreement, on April 21, 2014, we declared a quarterly cash distribution of $0.5000 per unit. This distribution was paid on May 30, 2014 to unitholders of record on May 15, 2014, which included equity issuances related to the Drop-Down, and totaled $19.2 million. On July 21, 2014, we declared a quarterly cash distribution of $0.5150 per unit. This distribution was paid on August 29, 2014 to unitholders of record on August 15, 2014 and totaled $19.8 million. On October 21, 2014 we declared a quarterly cash distribution of $0.5275 per unit. This distribution will be paid on November 28, 2014 to unitholders of record on November 14, 2014.

The allocation of total quarterly cash distributions to general and limited partners based on the number of units is as follows. Our distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions, except per unit amounts)
General partner's distributions:
General partner's distributions	$0.3	$0.3	$0.9	$0.8
General partner's incentive distribution rights	0.4	—	0.8	—
Total general partner's distributions	0.7	0.3	1.7	0.8
Limited partners' distributions:
Common	11.5	6.8	30.5	18.2
Subordinated	8.3	6.8	24.3	18.2
Total limited partners' distributions	19.8	13.6	54.8	36.4
Total Cash Distributions	$20.5	$13.9	$56.5	$37.2
Cash distributions per unit applicable to limited partners	$0.5275	$0.4325	$1.5425	$1.6210

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
The calculation of earnings per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars and units in millions, except per unit amounts)
Net income attributable to partners	$20.2	$13.7	$34.6	$41.3
General partner's distributions (including incentive distribution rights)	0.7	0.3	1.7	0.8
Limited partners' distributions on common units	11.5	6.8	30.5	18.2
Limited partners' distributions on subordinated units	8.3	6.8	24.3	18.2
Distributions (greater than) less than earnings	(0.3)	(0.2)	(21.9)	4.1
General partner's earnings:
Distributions (including incentive distribution rights)	0.7	0.3	1.7	0.8
Allocation of distributions (greater than) less than earnings	—	—	(0.4)	0.1
Total general partner's earnings	0.7	0.3	1.3	0.9
Limited partners' earnings on common units:
Distributions	11.5	6.8	30.5	18.2
Allocation of distributions (greater than) less than earnings	(0.2)	(0.1)	(12.3)	2.0
Total limited partners' earnings on common units	11.3	6.7	18.2	20.2
Limited partners' earnings on subordinated units:
Distributions	8.3	6.8	24.3	18.2
Allocation of distributions (greater than) less than earnings	(0.1)	(0.1)	(9.2)	2.0
Total limited partners' earnings on subordinated units	8.2	6.7	15.1	20.2
Weighted average limited partner units outstanding:
Common - basic and diluted	21.7	15.7	19.0	15.7
Subordinated - basic and diluted	15.7	15.7	15.7	15.7
Net income per limited partner unit:
Common - basic and diluted	$0.52	$0.43	$1.01	$1.29
Subordinated - basic and diluted	$0.52	$0.43	$0.89	$1.29

Allocation of Net Income
The following is a summary of net income for the nine months ended September 30, 2014 and 2013 including a summary of net income disaggregated between the Predecessor and the Partnership nine months ended September 30, 2013:

	Nine Months Ended September 30,		SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.
			Period from January 1, 2013 to January 23, 2013	Period from January 24, 2013 to September 30, 2013
	2014	2013
Revenues	(Dollars in millions)
Sales and other operating revenue	$480.8	$514.6	$47.6	$467.0
Costs and operating expenses
Cost of products sold and operating expenses	353.5	383.3	36.8	346.5
Selling, general and administrative expenses	16.4	16.5	1.1	15.4
Depreciation and amortization expense	30.1	23.5	1.9	21.6
Total costs and operating expenses	400.0	423.3	39.8	383.5
Operating income	80.8	91.3	7.8	83.5
Interest expense, net	30.1	12.3	0.6	11.7
Income before income tax expense	50.7	79.0	7.2	71.8
Income tax expense	1.0	4.2	3.7	0.5
Net income	49.7	74.8	$3.5	$71.3
Less: Net income attributable to noncontrolling interests	15.1	30.0
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	34.6	44.8
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$34.6	$41.3
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
The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars and units in millions)
Net income attributable to partners	$20.2	$13.7	$34.6	$41.3
General partner's incentive distribution rights	0.4	—	0.8	—
	19.8	13.7	33.8	41.3
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	0.3	0.3	0.6	0.9
General partner's incentive distribution rights	0.4	—	0.8	—
Total general partner's interest in net income	$0.7	$0.3	$1.4	$0.9
Common - public unitholder's interest in net income	$8.7	$5.8	$14.6	$17.3
Common - SunCoke interest in net income	2.6	0.9	3.6	2.9
Subordinated - SunCoke interest in net income	8.2	6.7	15.0	20.2
Total limited partners' interest in net income	$19.5	$13.4	$33.2	$40.4

5. Inventories
The components of inventories were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Coal	$42.4	$33.1
Coke	6.1	4.1
Material, supplies, and other	22.7	22.1
Total inventories	$71.2	$59.3
6. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. Earnings from our Middletown operations, however, are subject to a local income tax. The Predecessor’s tax provision was determined on a theoretical separate-return basis.
7. Debt
On May 9, 2014 in connection with the Drop-Down, the Partnership issued $250.0 million senior notes as additional notes under the indenture pursuant to which the Partnership issued $150.0 million senior notes on January 24, 2013 ("Partnership Notes"). The Partnership Notes bear interest at a rate of 7.375 percent per annum and will mature on February 1, 2020. Interest is payable semi-annually in arrears on February 1 and August 1 of each year. Proceeds of $263.1 million included an original issue premium of $13.1 million. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014. The Partnership incurred debt issuance costs of $4.9 million, of which $0.9 million was considered a modification of debt and was recorded in interest expense, net on the Consolidated Statement of Income and included in other operating cash flows in the Combined and Consolidated Statement of Cash Flows.
Furthermore, in connection with the Drop-Down, the Partnership assumed from SunCoke and repaid certain SunCoke debt and other liabilities totaling $271.3 million, including a market premium of $11.4 million to complete the tender of certain debt, which was included in interest expense, net on the Consolidated Statement of Income. The Partnership assumed $4.6 million in debt issuance costs and $0.6 million in original issue discount in connection with the assumption of this debt from SunCoke, $3.1 million of which related to the portion of the debt extinguished and was recorded in interest expense, net on the Consolidated Statement of Income.
Also, in connection with the Drop-Down, the Partnership repaid $40.0 million on the revolving credit facility (the “Partnership Revolver”) and amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019. The Partnership paid $1.8 million in fees related to the Revolver amendment, which are included in deferred charges and other assets in the Consolidated Balance Sheet. As of September 30, 2014, the Partnership had letters of credit outstanding of $0.7 million, leaving $249.3 million available.
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. As of September 30, 2014, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
Spending for these projects depends on the timing and finality of the settlement. We retained $74 million in proceeds from the Partnership offering and Drop-Down transaction for environmental capital expenditures related to these projects. Pursuant to the Omnibus Agreement between SunCoke and the Partnership, any amounts that we spend on these projects in excess of $74 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $5 million related to these projects. The Partnership has spent $66 million to date and expects to spend approximately $3 million in the remainder of 2014 and $6 million in 2015.
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2014, the estimated fair value of the Partnership's long-term debt was $417.6 million compared to a carrying amount of $412.0 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 3 inputs.
10. Equity Distribution Agreement
On August 5, 2014, the Partnership entered into an Equity Distribution Agreement (the “Equity Agreement”) with Wells Fargo Securities, LLC (“Wells Fargo”). Pursuant to the terms of the Equity Agreement, the Partnership may sell from time to time through Wells Fargo, the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of the common units, if any, will be made by means of ordinary brokers’ transactions through the facilities of the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed by the Partnership and Wells Fargo, by means of any other existing trading market for the common units or to or through a market maker other than on an exchange. The common units will be issued pursuant to the Partnership’s existing effective shelf registration statement.
Under the terms of the Equity Agreement, the Partnership also may sell common units to Wells Fargo as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to Wells Fargo as principal would be pursuant to the terms of a separate terms agreement between the Partnership and Wells Fargo.
During the quarter the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement.

11. Business Segment Disclosures
The Partnership derives its revenues from the Domestic Coke and Coal Logistics reportable segments. Domestic Coke operations are comprised of Haverhill and Middletown cokemaking facilities located in Ohio. Both facilities use similar production processes to produce coke and to recover waste heat that is converted to either steam or electricity. Coke sales at each of the Partnership's cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal and AK Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee. In the prior year period, all corporate costs were included in the Domestic Coke segment as the Partnership had only one reportable segment.
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$146.5	$160.9	$442.6	$513.5
Coal Logistics	12.2	1.1	38.2	1.1
Coal Logistics intersegment sales	1.4	—	3.5	—
Elimination of intersegment Sales	(1.4)	—	(3.5)	—
Total Sales and other operating revenue	$158.7	$162.0	$480.8	$514.6
Adjusted EBITDA:
Domestic Coke	$36.0	$38.7	$105.7	$119.1
Coal Logistics	3.8	0.7	10.9	0.7
Corporate and Other	(1.5)	(3.7)	(5.7)	(5.6)
Total Adjusted EBITDA	$38.3	$35.7	$110.9	$114.2
Depreciation and amortization expense:
Domestic Coke	$8.2	$8.1	$24.5	$23.3
Coal Logistics	2.0	0.2	5.6	0.2
Total Depreciation and amortization expense	$10.2	$8.3	$30.1	$23.5
Capital expenditures:
Domestic Coke	$18.5	$9.9	$51.1	$20.4
Coal Logistics	1.2	—	2.0	—
Total Capital expenditures	$19.7	$9.9	$53.1	$20.4

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Segment assets:
Domestic Coke	$917.9	$884.2
Coal Logistics	118.7	120.6
Corporate and Other	14.2	22.7
Total Assets	$1,050.8	$1,027.5
The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for sales discounts. Prior to the expiration of our nonconventional fuel tax credits in June 2012, EBITDA reflected sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirement for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income attributable to noncontrolling interests.

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure with disaggregated results for periods prior to and subsequent to the IPO:

	Three Months Ended September 30,		Nine Months Ended September 30,		SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.
	2014	2013	2014	2013	Period from January 1, 2013 to January 23, 2013	Period from January 24, 2013 to September 30, 2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$37.6	$22.1	$92.0	$75.9	$9.7	$66.2
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	0.7	13.6	18.9	38.3	—	38.3
Adjusted EBITDA	$38.3	$35.7	$110.9	$114.2	$9.7	$104.5
Subtract:
Depreciation and amortization expense	10.2	8.3	30.1	23.5	1.9	21.6
Interest expense, net	6.8	2.8	30.1	12.3	0.6	11.7
Income tax expense	0.5	0.1	1.0	4.2	3.7	0.5
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(2)	—	—	—	(0.6)	—	(0.6)
Net income	$20.8	$24.5	$49.7	$74.8	$3.5	$71.3

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes, income, depreciation and amortization expense.

(2)
At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to a customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. The gain was recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income. Sales discounts are related to nonconventional fuel tax credits, which expired in 2012.

The following table sets forth the Partnership’s total sales and other operating revenue by product or service excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Cokemaking revenues	$135.2	$149.6	$407.6	$480.2
Energy revenues	11.3	11.3	35.0	33.3
Coal logistics revenues	12.2	1.1	38.2	1.1
Total revenues	$158.7	$162.0	$480.8	$514.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012 which primarily manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke"), a 65.0 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. On May 9, 2014, we completed the acquisition of an additional 33.0 percent interest in the Haverhill and Middletown cokemaking facilities for total consideration of $365.0 million. See Recent Developments discussion below. At September 30, 2014, SunCoke owns the remaining 2.0 percent interest in each of Haverhill and Middletown. SunCoke, through its subsidiary, owns a 54.0 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
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
Further, we are exploring opportunities for entry into the ferrous segments of the steel value chain, such as iron ore concentration and pelletizing and direct reduced iron production ("DRI"). We received a favorable IRS private letter ruling for DRI in the second quarter of 2014. DRI, an alternative method of ironmaking is used today in conventional blast furnaces and electric arc furnaces. The capital investment required to build DRI plants is low compared to integrated steel plants and operating costs can be favorable if low cost energy supplies are available. We believe there is additional demand for DRI capacity in the U.S., driven in part by the available supply of low cost natural gas.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”
Recent Developments

•	Cokemaking Drop-Down acquisition and related financing transactions
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
The results of the Haverhill and Middletown operations are consolidated in the combined and consolidated financial statements of the Partnership for all periods presented and any interest in the Haverhill and Middletown operations retained by Sun Coal & Coke is recorded as a noncontrolling interest of the Partnership. Sun Coal & Coke retained a 35.0 percent interest in Haverhill and Middletown prior to the Drop-Down and a 2.0 percent interest in Haverhill and Middletown subsequent to the Drop-Down.
Total consideration for the Drop-Down included $3.4 million of cash to SunCoke, 2.7 million common units totaling $80.0 million issued to SunCoke and $3.3 million of general partner interests issued to SunCoke. We retained $7.0 million of the consideration to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of the environmental remediation project at Haverhill, which did not impact Partnership equity. In addition, we assumed and repaid approximately $271.3 million of outstanding SunCoke debt and other liabilities, which includes a market premium of $11.4 million to complete the tender of certain debt. The market premium was included in Partnership net income. In conjunction with the assumption of this debt, the Partnership also assumed the related debt issuance costs and debt discount, which were included in the adjustments to equity related to the acquisition in the Consolidated Statement of Equity.
We funded the Drop-Down with $88.7 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent Partnership Notes due in 2020 through a private placement on May 9, 2014. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014.
In conjunction with the closing of the Drop-Down, the Partnership also increased its revolving credit facility by an additional $100.0 million to $250.0 million and extended its maturity date from January 2018 to May 2019.

Haverhill and Middletown were consolidated both prior to and subsequent to the Drop-Down. The Consolidated Statement of Income includes $18.9 million of costs related to the Drop-Down recorded during the second quarter of 2014, including the $11.4 million market premium to tender of certain debt, $4.0 million of debt extinguishment costs, $0.8 million of transaction costs and $2.7 million of incremental interest expense related to the notes issuance. An additional $4.6 million of incremental interest expense was recorded during the third quarter of 2014.
The additional interest in the Haverhill and Middletown cokemaking facilities we acquired under the Drop-Down is expected to generate on an annual basis Adjusted EBITDA attributable to unitholders of approximately $44 million, net of additional allocated corporate costs.

•	Equity Distribution Agreement
On August 5, 2014, the Partnership entered into an Equity Distribution Agreement (the “Equity Agreement”) with Wells Fargo Securities, LLC (“Wells Fargo”). Pursuant to the terms of the Equity Agreement, the Partnership may sell from time to time through Wells Fargo, the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of the common units, if any, will be made by means of ordinary brokers’ transactions through the facilities of the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed by the Partnership and Wells Fargo, by means of any other existing trading market for the common units or to or through a market maker other than on an exchange. The common units will be issued pursuant to the Partnership’s existing effective shelf registration statement.
Under the terms of the Equity Agreement, the Partnership also may sell common units to Wells Fargo as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to Wells Fargo as principal would be pursuant to the terms of a separate terms agreement between the Partnership and Wells Fargo. The Partnership intends to use the net proceeds from any sales pursuant to the Equity Agreement, after deducting Wells Fargo’s commissions and the Partnership’s offering expenses, for general partnership purposes, which may include repaying or refinancing all or a portion of the Partnership’s outstanding indebtedness and funding working capital, capital expenditures or acquisitions.
During the quarter the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement.
Third Quarter Key Financial Results

•
Total revenues decreased $3.3 million, or 2.0 percent, to $158.7 million in the three months ended September 30, 2014 primarily due to the pass-through of lower coal prices and lower coke sales volumes in our Domestic Coke segment partially offset by $11.1 million of additional revenues from our Coal Logistics segment acquired during the second half of 2014.

•
Net income attributable to unitholders increased $6.5 million for the three months ended September 30, 2014, to $20.2 million compared with the three months ended September 30, 2013. This increase is mainly attributable to the increased ownership interest in our cokemaking facilities and the contribution of the Coal Logistics segment.

•
Adjusted EBITDA was $38.3 million in the third quarter of 2014 compared to $35.7 million for the same period in 2013. The increase in Adjusted EBITDA of $2.6 million was driven primarily by the increase in the Coal Logistics segment Adjusted EBITDA of $3.1 million, offset by lower volumes in our cokemaking operations.

Items Impacting Comparability

•
Coal Logistics. On August 30 and October 1, 2013, the Partnership acquired Lake Terminal and KRT, respectively. The results of these newly acquired facilities have been included in the Consolidated Financial Statements since the dates of acquisition and are presented in the Coal Logistics segment. Coal Logistics reported revenues of $13.6 million for the three months ended September 30, 2014, of which $1.4 million were intercompany revenues, and $41.7 million for the nine months ended September 30, 2014, of which $3.5 million were intercompany. Adjusted EBITDA was $3.8 million and $10.9 million and Adjusted EBITDA per ton handled was $0.80 and $0.74 for the three and nine months ended September 30, 2014, respectively. During both the three and nine months ended September 30, 2013, Coal Logistics included only one month of operations at Lake Terminal resulting in revenues of $1.1 million and Adjusted EBITDA of $0.7 million.

•
Interest Expense, net. Interest expense, net was $6.8 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively, and $30.1 million and $12.3 million for the nine months ended September 30, 2014 and 2013, respectively. The third quarter of 2014 was impacted by interest expense on the additional Partnership Notes. The nine months ended September 30, 2014 was impacted by debt extinguishment costs of $15.4 million, which included an $11.4 million market premium to tender the senior notes, as well as interest expense on the additional Partnership Notes. The first quarter of 2013 was also impacted by debt restructuring costs of $0.8 million related to the portion of the term loan extinguished in conjunction with the IPO as well as the issuance of $150.0 million of senior notes.
In addition, interest expense, net during the three and nine months ended September 30, 2014 included $1.0 million and $2.6 million, respectively, of interest capitalized in connection with the environmental remediation project at Haverhill. In the three and nine months ended September 30, 2013, capitalized interest amounted to $0.4 million and $0.7 million, respectively.

•
Income Tax Expense. Income tax expense decreased $3.2 million to $1.0 million for the nine months ended September 30, 2014, compared to $4.2 million for the corresponding period of 2013. Following the IPO, the Partnership is not subject to federal or state income taxes. Earnings from our Middletown operations, however, are subject to a local income tax, which is reflected in both periods. The nine months ended September 30, 2013 included additional expense of $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown operations and a $0.3 million adjustment to our valuation allowance associated with a local income tax net operating loss carryforward. We do not expect local income tax to affect our cash distribution as we do not expect to pay cash taxes until 2017.

•
Noncontrolling Interest. Net Income attributable to noncontrolling interest was $0.6 million and $10.8 million for the three months ended September 30, 2014 and 2013, respectively and was $15.1 million and $30.0 million for the nine months ended September 30, 2014 and 2013, respectively. These decreases were primarily the result of the Drop-Down transaction on May 9, 2014, which increased our ownership of Haverhill and Middletown ownership by an additional 33.0 percent, from 65.0 percent to 98.0 percent. SunCoke continues to hold the remaining 2.0 percent interest.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(Dollars in millions)
Revenues
Sales and other operating revenue	$158.7	$162.0	$480.8	$514.6
Costs and operating expenses
Cost of products sold and operating expenses	115.3	118.9	353.5	383.3
Selling, general and administrative expenses	5.1	7.4	16.4	16.5
Depreciation and amortization expense	10.2	8.3	30.1	23.5
Total costs and operating expenses	130.6	134.6	400.0	423.3
Operating income	28.1	27.4	80.8	91.3
Interest expense, net	6.8	2.8	30.1	12.3
Income before income tax expense	21.3	24.6	50.7	79.0
Income tax expense	0.5	0.1	1.0	4.2
Net income	20.8	24.5	$49.7	$74.8

Less: Net income attributable to noncontrolling interests	0.6	10.8	15.1	30.0
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	20.2	13.7	$34.6	$44.8
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	—	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$20.2	$13.7	$34.6	$41.3

Revenues. Total revenues, net of sales discounts, were $158.7 million and $162.0 million for the three months ended September 30, 2014 and 2013, respectively, and were $480.8 million and $514.6 million for the nine months ended September 30, 2014 and 2013, respectively. The decreases were primarily due to the pass-through of lower coal prices and lower coke sales volumes in our Domestic Coke segment. The nine-month period also includes the impact of severe weather on production and yields at both our cokemaking facilities. The three and nine months ended September 30, 2014 included $12.2 million and $38.2 million, respectively, of revenue from the Coal Logistics business compared to the three and nine months ended September 30, 2013 which each only included one month of Coal Logistics revenues of $1.1 million due to the timing of acquisitions.
Costs and Operating Expenses. Total operating expenses were $130.6 million and $134.6 million for the three months ended September 30, 2014 and 2013, respectively, and were $400.0 million and $423.3 million for the nine months ended September 30, 2014 and 2013, respectively. The decreases in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment partially offset by higher repair and maintenance costs. The nine-month period also includes incremental operating expenses associated with the severe winter weather in the first quarter.
Interest Expense, net. Interest expense, net was $6.8 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively, and was $30.1 million and $12.3 million for the nine months ended September 30, 2014 and 2013, respectively. Comparability between periods is impacted by the financing activities previously discussed.
Income Taxes. Income tax expense was $0.5 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and was $1.0 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively. Comparability between periods is impacted by the income tax items previously discussed.
Noncontrolling Interest. Income attributable to noncontrolling interest was $0.6 million and $10.8 million for the three months ended September 30, 2014 and 2013, respectively, and was $15.1 million and $30.0 million for the nine months ended September 30, 2014 and 2013, respectively. Comparability between periods is impacted by the Drop-Down activities previously discussed.

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
Segment Operating Data
The following tables set forth financial and operating data for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$146.5	$160.9	$442.6	$513.5
Coal Logistics	12.2	1.1	38.2	1.1
Coal Logistics intersegment sales	1.4	—	3.5	—
Elimination of intersegment sales	(1.4)	—	(3.5)	—
Total	$158.7	$162.0	$480.8	$514.6
Adjusted EBITDA(1):
Domestic Coke	$36.0	$38.7	$105.7	$119.1
Coal Logistics	3.8	0.7	10.9	0.7
Corporate and Other	(1.5)	(3.7)	(5.7)	(5.6)
Total	$38.3	$35.7	$110.9	$114.2
Coke Operating Data:
Domestic Coke capacity utilization (%)	107	108	105	109
Domestic Coke production volumes (thousands of tons)	447	447	1,295	1,344
Domestic Coke sales volumes (thousands of tons)	435	447	1,284	1,353
Domestic Coke Adjusted EBITDA per ton(2)	$82.76	$86.58	$82.32	$88.03
Coal Logistics Operating Data:
Tons handled (thousands of tons)	4,772	136	14,736	136
Coal Logistics Adjusted EBITDA per ton handled(3)	$0.80	$5.15	$0.74	$5.15

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.

Analysis of Segment Results
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $14.4 million, or 8.9 percent, to $146.5 million for the three months ended September 30, 2014 compared to $160.9 million for the corresponding period of 2013. The decrease was mainly attributable to the pass-through of lower coal prices, which lowered revenues by $13.7 million. Lower overall sales volumes of 12 thousand tons decreased revenues by $3.0 million. These decreases were partially offset by increases of $2.3 million, primarily related to higher reimbursable operating and maintenance costs.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $2.7 million, or 7.0 percent, to $36.0 million for the three months ended September 30, 2014 compared to $38.7 million in the corresponding period of 2013. Lower coal-to-coke yields and lower sales volumes of 12 thousand tons decreased Adjusted EBITDA $2.4 million and $0.3 million, respectively, as compared to the prior year period.
Depreciation expense, which was not included in segment profitability, was $8.2 million for the three months ended September 30, 2014 compared to $8.1 million in the prior year period.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $13.6 million for the three months ended September 30, 2014 compared to $1.1 million for the corresponding period of 2013. Comparison between periods was impacted by timing of acquisitions.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $3.8 million for the three months ended September 30, 2014 compared to $0.7 million in the corresponding period of 2013. Comparison between periods was impacted by timing of acquisitions.
Depreciation and amortization expense, which was not included in segment profitability, was $2.0 million for the three months ended September 30, 2014 compared to $0.2 million for the corresponding period of 2013.
Corporate and Other
Corporate and other expenses decreased $2.2 million to $1.5 million for the three months ended September 30, 2014 compared to $3.7 million in the same period of 2013. The decrease is mainly attributable to acquisition related costs incurred in 2013.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $70.9 million, or 13.8 percent, to $442.6 million for the nine months ended September 30, 2014 compared to $513.5 million for the corresponding period of 2013. The decrease was mainly attributable to the pass-through of lower coal prices, which lowered revenues by $56.5 million. Lower overall sales volumes of 69 thousand tons, in part due to severe winter weather during the first quarter of 2014, also decreased revenues by $23.0 million. These decreases were partially offset by increases of $8.6 million, primarily related to higher reimbursable operating and maintenance costs.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $13.4 million, or 11.3 percent, to $105.7 million for the nine months ended September 30, 2014 compared to $119.1 million in the corresponding period of 2013. The decrease was primarily related to lower coal-to-coke yields and lower sales volumes of 69 thousand tons, in part due to severe winter weather in the first quarter of 2014, decreasing Adjusted EBITDA $10.6 million and $6.4 million, respectively, as compared to the prior year period. These decreases were partially offset by increases of $3.6 million primarily related to a lower allocation of corporate costs.
Depreciation expense, which was not included in segment profitability, was relatively consistent at $24.5 million for the nine months ended September 30, 2014 compared to $23.3 million in the prior year period.

Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $41.7 million for the nine months ended September 30, 2014 compared to $1.1 million for the corresponding period of 2013. Comparison between periods was impacted by timing of acquisitions.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $10.9 million for the nine months ended September 30, 2014 compared to $0.7 million in the corresponding period of 2013. Comparison between periods was impacted by timing of acquisitions.
Depreciation and amortization expense, which was not included in segment profitability, was $5.6 million for the nine months ended September 30, 2014 compared to $0.2 million in the prior period and is impacted by the timing of acquisitions.
Corporate and Other
Corporate and other expenses increased to $5.7 million from $5.6 million for the nine months ended September 30, 2014 compared to the same period the prior year. The current year period included costs of the Drop-Down transaction. The prior year period included costs related to the acquisition of our Coal Logistics business.
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
On August 5, 2014, the Partnership entered into an Equity Distribution Agreement (the “Equity Agreement”) with Wells Fargo Securities, LLC (“Wells Fargo”). Pursuant to the terms of the Equity Agreement, the Partnership may sell from time to time through Wells Fargo, the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $75.0 million. During the quarter the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement.
In conjunction with the closing of the Drop-Down, the Partnership amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019. As of September 30, 2014, we had $26.9 million of cash and cash equivalents and $249.3 million of borrowing availability under our revolving credit facility. Our sources of liquidity include cash generated from operations, borrowings under our new revolving credit facility and, from time to time, debt and equity offerings.
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. As of September 30, 2014, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
In accordance with our partnership agreement, on October 21, 2014, we declared a quarterly cash distribution of $0.5275 per unit. This distribution will be paid on November 28, 2014 to unitholders of record on November 14, 2014. Because we intend to distribute substantially all of our cash available for distribution, our growth may not be as fast as the growth of businesses that reinvest their available cash to expand ongoing operations. Moreover, our future growth may be slower than our historical growth. We expect that we will, in large part, rely upon external financing sources, including bank borrowings and issuances of debt and equity securities, to fund acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. The incurrence of additional debt by us would result in increased interest expense, which in turn may also affect the amount of cash that we have available to distribute to our unitholders.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$71.5	$69.7
Net cash used in investing activities	(53.1)	(49.0)
Net cash (used in) provided by financing activities	(37.8)	57.8
Net (decrease) increase in cash and cash equivalents	$(19.4)	$78.5
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $1.8 million to $71.5 million for the nine months ended September 30, 2014 as compared to $69.7 million in the corresponding period of 2013. The increase was primarily due to changes in working capital.
Cash Used in Investing Activities
Cash used in investing activities increased $4.1 million to $53.1 million for the nine months ended September 30, 2014 as compared to $49.0 million in the corresponding period in 2013. The increase is attributable to higher environmental remediation expenditures at our Haverhill facility as well as higher ongoing capital expenditures as compared to the prior year period partially offset by the costs associated with the acquisition of our Coal Logistics business in the prior year.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $37.8 million for the nine months ended September 30, 2014 as compared to net cash provided by financing activities of $57.8 million for the corresponding period of 2013. In the second quarter of 2014, we received net proceeds of $88.7 million from the issuance of 3,220,000 common units in SunCoke Energy Partners, L.P. to common unitholders and gross proceeds of $268.1 million from the issuance of Senior Notes. These cash inflows were partially offset by the repayment of $276.3 million of long term debt, including a market premium of $11.4 million to complete the tender of certain debt, debt issuance costs of $5.8 million and cash payments to SunCoke of $3.4 million. In the third quarter of 2014 we received net proceeds of $1.8 million for additional units issued to the market under our Equity Agreement. During the nine months ended September 30, 2014, we made distributions to our unitholders of $54.2 million and distributions to SunCoke of $17.0 million. Additionally, we made net repayments of $40.0 million on the revolver.
In the nine months ended September 30, 2013, we received net proceeds of $231.8 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P. and $150.0 million from the issuance of the Senior Notes. These cash inflows were partially offset by the repayment of $225.0 million of our term loan, debt issuance costs of $6.8 million and distributions of $69.5 million to SunCoke, $33.1 million to reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets and $36.4 million of distributions from earnings of Haverhill and Middletown subsequent to the IPO. Distributions to unitholders of $23.3 million further offset the cash proceeds.
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

The following table summarizes capital expenditures for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013

Ongoing capital	$14.1	$6.3
Environmental remediation capital	39.0	14.1
Total	$53.1	$20.4
Our capital expenditures for 2014 are expected to be approximately $60 million, of which ongoing capital expenditures are anticipated to be approximately $18 million. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred.
The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill cokemaking facility which stem from alleged violations of air operating permits for this facility. SunCoke is currently working in a cooperative manner with the EPA to address the allegations and has lodged a consent decree in federal district court that is undergoing review. Settlement may require payment of a penalty for alleged past violations as well as the capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill facility. We retained $74 million in proceeds from the Partnership offering and Drop-Down transaction for these environmental remediation projects to comply with the expected terms of a consent decree. Spending for these projects depends on the timing and finality of the settlement. Pursuant to the omnibus agreement with SunCoke, any amounts that we spend on these projects in excess of the $74 million retained will be reimbursed by SunCoke. Prior to our formation, SunCoke spent $5 million related to these projects. The Partnership spent $27 million during 2013 and has spent $39 million during 2014. We anticipate spending approximately $3 million in the remainder of 2014 and $6 million in 2015. Any potential penalties for alleged past violations will be paid by SunCoke.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the nine months ended September 30, 2014. Please refer to our Annual Report on Form 10-K dated February 28, 2014 for a summary of these policies.
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. Under this ASU, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations, or cash flows.
In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
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

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure with disaggregated results for periods prior to and subsequent to the IPO:

	Three Months Ended September 30,		Nine Months Ended September 30,		SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.
	2014	2013	2014	2013	Period from January 1, 2013 to January 23, 2013	Period from January 24, 2013 to September 30, 2013
			(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P./Predecessor	$37.6	$22.1	$92.0	$75.9	$9.7	$66.2
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	0.7	13.6	18.9	38.3	—	38.3
Adjusted EBITDA	$38.3	$35.7	$110.9	$114.2	$9.7	$104.5
Subtract:
Depreciation and amortization expense	10.2	8.3	30.1	23.5	1.9	21.6
Interest expense, net	6.8	2.8	30.1	12.3	0.6	11.7
Income tax expense	0.5	0.1	1.0	4.2	3.7	0.5
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(2)	—	—	—	(0.6)	—	(0.6)
Net income	$20.8	$24.5	$49.7	$74.8	$3.5	$71.3

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

(2)
At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to our customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income. Sales discounts are related to nonconventional fuel tax credits, which expired in 2012.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 8 entitled "Commitments and Contingent Liabilities" to our Combined and Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Items 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description
10.1*	Amendment No. 1 to Omnibus Agreement, dated as of March 17, 2014, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, filed with the Securities and Exchange Commission on October 28, 2014, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Combined and Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; and, (iv) the Notes to Combined and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on October 28, 2014.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)