Form 10-K
period 2014-12-31
SunCoke Energy Partners, L.P.
filed 2015-02-24
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) of 1934.    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10 percent or more of the common units outstanding, for this purpose, as affiliates of the Registrant) as of June 30, 2014 was $354,630,839, computed based on a price per common unit of $30.20, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.
As of February 20, 2015 the registrant had 24 common units and 15,709,697 subordinated units outstanding.

SUNCOKE ENERGY PARTNERS, L.P.

PART I
Unless the context otherwise requires, references in this Annual Report on Form 10-K to “the Predecessor,” “we,” “our,” “us,” or like terms, when used to refer to periods prior to January 24, 2013 refer to 100% of the cokemaking operations and related assets of SunCoke Energy Inc.’s Haverhill Coke Company LLC facility located in Franklin Furnace, Ohio, and Middletown Coke Company, LLC facility located in Middletown, Ohio. References to “the Partnership,” “we,” “our,” “us,” or like terms when used in the present tense or to refer to periods after January 24, 2013 refer to SunCoke Energy Partners, L.P. and its subsidiaries, which hold a 98% ownership interest in Haverhill and Middletown. References to “our general partner” refer to SunCoke Energy Partners GP LLC. References to “SunCoke” refer to SunCoke Energy, Inc. We refer to Sun Coal & Coke LLC, a wholly-owned subsidiary of SunCoke, as “Sun Coal & Coke.” We refer to Haverhill Coke Company LLC, and Middletown Coke Company, LLC and their respective wholly-owned subsidiaries as our “operating subsidiaries.” SunCoke Energy Partners, L.P. does not have any employees and we are managed by our general partner, the executive officers of which are employees of SunCoke. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “our employees” refer to employees of SunCoke and references to “our officers” and “our directors” refer to the officers and directors of our general partner.

Items 1.	Business
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke") a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. On May 9, 2014, we completed the acquisition of an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for a total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown"). At December 31, 2014, SunCoke owns the remaining 2 percent interest in each of Haverhill and Middletown, and, through its subsidiary, owns a 54.0 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Gateway Energy and Coke Company, LLC ("Granite City") cokemaking facility for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest continues to be owned by SunCoke. Subsequent to the Granite City Dropdown, SunCoke, through its subsidiary, owns a 56.1 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
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
The Granite City facility and the first phase of the Haverhill facility, or Haverhill 1, have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City and Haverhill 1 sell steam to third-parties. The Middletown facility and the second phase of the Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
We also provide coal handling and blending services with our Coal Logistics business. Our terminal located in East Chicago, Indiana, SunCoke Lake Terminal, LLC ("Lake Terminal") provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. Kanawha River Terminals ("KRT") is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky.

Business Segments
We report our business results through two segments:

•
Domestic Coke consists of the Haverhill and Middletown cokemaking and heat recovery operations located in Franklin Furnace, Ohio; and Middletown, Ohio, respectively. In future filings, our Domestic Coke segment will also include the operations of the Granite City cokemaking and heat recovery facility, located in Granite City, Illinois, as a result of the Granite City Dropdown in January 2015.

•	Coal Logistics consists of our coal handling and blending service operations in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; and Catlettsburg, Kentucky.
For additional information regarding our business segments, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our combined and consolidated financial statements.
Cokemaking Operations
The following table sets forth information about our cokemaking facilities:

Facility	Location	Coke Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Haverhill 1	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Haverhill 2	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation
Granite City(2)	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation
Total					420	2,300

(1)
Cokemaking capacity represents stated capacity for the production of blast furnace coke. Middletown production and sales volumes are based on “run of oven” capacity, which includes both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is approximately 578 thousand tons per year.

(2)	The Granite City cokemaking facility was acquired on January 13, 2015.
Prior to the January 2015 Granite City Dropdown, substantially all of our coke sales were made pursuant to long-term coke sales agreements with AK Steel and ArcelorMittal, two of the largest blast furnace steelmakers in North America, each of which individually account for greater than ten percent of our consolidated revenues. Beginning in January 2015, concurrent with the Granite City Dropdown, we will also supply coke to U.S. Steel. These coke sales agreements have an average remaining term of approximately 11 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs subject to meeting contractual coal-to-coke yields, operating and maintenance costs, costs related to transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements. The take-or-pay provisions require that our customers purchase all of our coke production, in certain cases subject to a tonnage in excess of our stated capacity. To date, our customers have satisfied their obligations under these agreements. In addition, for a five-year period following our January 2013 IPO, SunCoke has agreed to purchase all of our coke production not taken by our customers in the event of a customer’s default, or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.
Together, we and SunCoke are the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and, in our opinion, SunCoke is the technological leader in the cokemaking process with more than 50 years of coke production experience. SunCoke designed, developed and built, and, together with us, currently owns and operates, five cokemaking facilities in the U.S. (including Haverhill, Middletown and Granite City) with an aggregate coke production capacity of approximately 4.2 million tons per year. SunCoke has constructed the only greenfield cokemaking facility in the U.S. in the last 25 years and is the only North American coke producer that utilizes heat recovery technology in the cokemaking process. SunCoke also operates one cokemaking facility in Vitória, Brazil with a coke production capacity of approximately 1.7 million tons per year and has a cokemaking joint venture in Odisha, India with a cokemaking capacity of 440 thousand tons of coke per year.

According to CRU, a leading publisher of industry market research, total coke consumption in the U.S. and Canada was an estimated 15.9 million tons in 2013. Approximately 93 percent of demand, or 14.9 million tons, was for blast furnace steelmaking operations and the remaining 7 percent was for foundry and other non-steelmaking operations. CRU expects annual blast furnace steelmaking coke demand in the U.S. and Canada to grow by 1 million tons, or 8 percent, by 2017 driven by a recovery in steel demand over the same time period.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. According to CRU, there is approximately 15.0 million tons of captive cokemaking capacity in the U.S. and Canada. The average age of capacity at these facilities, excluding the Partnership's and SunCoke's facilities, is 40 years old, with 26 percent of capacity coming from facilities over 40 years old. As these cokemaking facilities continue to age, they will require replacement, providing us with potential investment opportunities.
SunCoke has agreed to provide us preferential rights with respect to growth opportunities in the U.S. and Canada. During 2014, SunCoke finalized permitting its next potential U.S. facility in Kentucky. If SunCoke proceeds with development of the Kentucky facility, we will have the option to purchase SunCoke’s interest in this facility upon completion of construction, as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—Omnibus Agreement.” SunCoke anticipates that the Kentucky facility could have up to 120 ovens and 660 thousand tons of cokemaking capacity and also would generate steam or electricity for sale. The Kentucky facility could serve multiple customers under long-term contracts and may have a portion of its capacity reserved for coke sales in the spot market. SunCoke’s ability to construct the Kentucky facility and to enter into new commercial arrangements is dependent upon market conditions in the steel industry and securing customer commitments.
Coal Logistics Operations
During 2013, we expanded our operations into the coal logistics market through the acquisitions of KRT and Lake Terminal. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. As a result of these acquisitions, we now own and operate four coal handling terminals with the collective capacity to blend and transload more than 30 million tons of coal annually and to store 1.5 million tons. We do not take possession of coal, but instead derive our revenue by providing coal handling and blending services on a per ton basis to steel, coke (including some of our domestic cokemaking facilities) and electric utility customers.
Seasonality
Our revenues in our cokemaking business are tied to long-term take-or-pay contracts, and as such, are not seasonal. However, our profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather conditions in the winter months may also challenge our operations in the first quarter.
Raw Materials
Metallurgical coal is the principal raw material for our cokemaking operations. Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. In 2014, we purchased approximately 2.7 million tons of metallurgical coal for our coke production. We believe there is an ample supply of metallurgical coal available in the U.S. and worldwide, and we have been able to supply coal to our cokemaking facilities without any significant disruption in coke production.
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
Transportation and Freight
For inbound transportation of coal purchases, our cokemaking facilities have long-term transportation agreements and where necessary, coal-blending agreements that run concurrently with the associated coke sales agreements. At our facilities with multiple transportation options, including rail and barge, we enter into short-term transportation contracts from year to year. For coke sales, the point of delivery varies by agreement and facility. The point of delivery for coke sales to ArcelorMittal from the Haverhill cokemaking facility is generally designated by the customer and shipments are made by railcar under a long-term transportation agreement held by us. All delivery costs are passed through to the customers. Sales to AK Steel from the Haverhill cokemaking facility are made with the customer arranging for transportation.  At the Middletown and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace. All transportation and freight costs in our Coal Logistics segment are paid by the customer directly to the transportation provider.
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
In the past there have been technologies which have sought to produce carbonaceous substitutes for coke in the blast furnace.  While none have proven commercially viable thus far, we monitor the development of competing technologies carefully.  We monitor ferrous technologies, such as direct reduction iron production ("DRI"), as these could indirectly impact our blast furnace customers.  Furthermore, new alternative iron making technologies could impact future projects in iron pellets and DRI.
We believe we are well-positioned to compete with other coke producers. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce as well as ratable quantities of heat that can be utilized as industrial grade steam or converted into electrical power.
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
Employees
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. Our operating subsidiaries, including Granite City, had approximately 562 employees at December 31, 2014. Approximately 25 percent of our operating subsidiaries' employees are represented by the United Steelworkers. Additionally, approximately 5 percent are represented by the International Union of Operating Engineers. The labor agreement at the Haverhill cokemaking facility expires on October 31, 2015. We will be working on the renewal of this agreement in 2015 and do not anticipate any work stoppages.

Safety
We are committed to maintaining a safe work environment and ensuring strict environmental compliance across all of our operations as the health and safety of our employees and the communities in which we operate are critical to our success. We believe that we employ best practices and conduct continual training programs to ensure that all of our employees are focused on safety. Furthermore, SunCoke employs a structured safety and environmental process that provides a robust framework for managing and monitoring safety and environmental performance.
We have consistently operated within the top quartile for the U.S. Occupational Safety and Health Administration’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute.
Legal and Regulatory Requirements
The following discussion summarizes the principal legal and regulatory requirements that we believe may significantly affect us.
Permitting and Bonding

•
Permitting Process for Cokemaking Facilities. The permitting process for our cokemaking facilities is administered by the individual states. However, the main requirements for obtaining environmental construction and operating permits are found in the federal regulations. Once all requirements are satisfied, a state or local agency produces an initial draft permit. Generally, the facility reviews and comments on the initial draft. After accepting or rejecting the facility’s comments, the agency typically publishes a notice regarding the issuance of the draft permit and makes the permit and supporting documents available for public review and comment. A public hearing may be scheduled and the U.S. Environmental Protection Agency ("EPA") also has the opportunity to comment on the draft permit. The state or local agency responds to comments on the draft permit and may make revisions before a final construction permit is issued. A construction permit allows construction and commencement of operations of the facility and is generally valid for at least 18 months. Generally, construction commences during this period, while many states allow this period to be extended in certain situations.

•
Air Quality. Our cokemaking facilities employ Maximum Available Control Technology (“MACT”) standards designed to limit emissions of certain hazardous air pollutants. Specific MACT standards apply to door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for new cokemaking facilities were developed using test data from SunCoke's Jewell cokemaking facility located in Vansant, Virginia. Under applicable federal air quality regulations, permitting requirements may differ among facilities, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” or "unclassifiable" area. In an attainment area, the facility must install air pollution control equipment or employ Best Available Control Technology (“BACT”). In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet Lowest Achievable Emission Rate (“LAER”) standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources.

•
Stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In 2012, a NAAQS for fine particulate matter, or PM 2.5, went into effect. In December 2014, the EPA proposed a new and more stringent NAAQS for ozone. This proposal will undergo public comment and likely face legal challenges. These new standards and any future more stringent standard for ozone have two impacts on permitting: (1) demonstrating compliance with the standard using dispersion modeling from a new facility will be more difficult; and (2) additional areas of the country may become designated as non-attainment areas. Facilities operating in areas that become non-attainment areas due to the application of new standards may be required to install Reasonably Available Control Technology (“RACT”).

•
The EPA adopted a rule in 2010 requiring a new facility that is a major source of greenhouse gases (“GHGs”) to install equipment or employ BACT procedures. Currently, there is little information on what may be acceptable as BACT to control GHGs (primarily carbon dioxide from our facilities), but the database and additional guidance may be enhanced in the future.

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

•
Waste. The primary solid waste product from our heat recovery cokemaking technology is calcium sulfate from flue gas desulfurization, which is generally taken to a solid waste landfill. The solid material from periodic cleaning of heat recovery steam generators is disposed of as hazardous waste. On the whole, our heat recovery cokemaking process does not generate substantial quantities of hazardous waste.

•
U.S. Endangered Species Act. The U.S. Endangered Species Act and certain counterpart state regulations are intended to protect species whose populations allow for categorization as either endangered or threatened. With respect to permitting additional cokemaking facilities, protection of endangered or threatened species may have the effect of prohibiting, limiting the extent of or placing permitting conditions on soil removal, road building and other activities in areas containing the affected species. Based on the species that have been designated as endangered or threatened on our properties and the current application of these laws and regulations, we do not believe that they are likely to have a material adverse effect on our operations.

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

•
Bonding Requirements for Coal Terminals with Surface Mining Permits. Before a surface mining permit is issued in Kentucky or West Virginia, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2014, we have posted an aggregate of approximately $1.0 million in surety bonds for our West Virginia and Kentucky coal terminal operations.

Regulation of Operations

•
Clean Air Act. The Clean Air Act and similar state laws and regulations affect our cokemaking operations, primarily through permitting and/or emissions control requirements relating to particulate matter (“PM”) and sulfur dioxide (“SO2”). The Clean Air Act air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM and nitrogen oxides (“NOx”); GHG rules; the Clean Air Interstate Rule; MACT emissions limits for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review. The Clean Air Act requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards. Our cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. The EPA is to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary, but the EPA has yet to publish or propose any residual risk standards; therefore, the impact of potential additional EPA regulation in this area cannot be estimated at this time. The second category of MACT standards applicable to our cokemaking facilities applies to emissions from charging and coke oven doors.

•
Federal Energy Regulatory Commission. The Federal Energy Regulatory Commission (“FERC”) regulates the sales of electricity from our Haverhill and Middletown facilities, including the implementation of the Federal Power Act (“FPA”) and the Public Utility Regulatory Policies Act of 1978 (“PURPA”). The nature of the operations of the Haverhill and Middletown facilities makes each facility a qualifying facility under PURPA, which exempts the facilities and the Partnership from certain regulatory burdens, including the Public Utility Holding Company Act of 2005 (“PUHCA”), limited provisions of the FPA, and certain state laws and regulation. FERC has granted requests for authority to sell electricity from the Haverhill and Middletown facilities at market-based rates and the entities are subject to FERC’s market-based rate regulations, which require regular regulatory compliance filings.

•
Clean Water Act of 1972. Although our cokemaking facilities generally do not have water discharge permits, the Clean Water Act (“CWA”) may affect our operations by requiring water quality standards generally and through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Additionally, through the CWA Section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters.

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

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of greenhouse gases (“GHGs”) to install equipment or employ BACT procedures. Currently there is little information as to what may constitute BACT for GHG in most industries. We may also be subject to EPA’s “Tailoring Rule,” where certain modifications to our facilities could subject us to the additional permitting and other obligations relative to the GHG emissions under the New Source Review/Prevention of Significant Deterioration (NSR/PSD) and Title V programs of the Clean Air Act based on triggering PSD review for another pollutant such as SO2, PM, ozone or lead. EPA has engaged in rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. For instance, in June 2014, EPA announced the Clean Power Plan, which proposes to limit CO2 emissions from existing power plants. The plan proposes a national carbon pollution standard that would, by 2030, cut emissions produced by U.S. power plants by 30% from 2005 levels. The final rule is expected to be issued in mid-summer 2015 and the emission reductions are scheduled to commence in 2020. A legal challenge to the proposed rulemaking has already been filed; other legal challenges are likely. Currently, we do not anticipate new or existing power plan GHG rules to impact our facilities, the impact of and future GHG-related legislation and regulations on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources decisions by states regarding the sources that will be subject to any implementing programs they may adopt and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues.

•
Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a significant increase in the dollar penalties assessed for citations issued.

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

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill cokemaking facility which stem from alleged violations of air operating permits for this facility. SunCoke is working in a cooperative manner with the EPA and Ohio Environmental Protection Agency to address the allegations and has entered into a consent degree in federal district court with these parties. The consent decree includes an approximately $2.2 million civil penalty payment that was paid by SunCoke in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We retained $119.0 million in proceeds from the Partnership offering, Haverhill and Middletown Dropdown and the Granite City Dropdown for these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that we spend on these Haverhill and Granite City facility projects in excess of the $119.0 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $5 million related to these projects. The Partnership spent approximately $68 million during 2013 and 2014, and expects to spend approximately $50 million in 2015 and 2016.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2014.
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

•	volatility and cyclical downturns in the steel industry and other industries in which our customers operate;

•	the exercise by AK Steel of its early termination rights under its coke sales agreement and its energy sales agreement at the Haverhill facility;

•	our sponsor’s inability to perform under the omnibus agreement;

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

•	changes in product specifications for the coke that we produce, or the coals that we blend;

•	changes in credit terms required by our suppliers;

•	changes in insurance markets and the level, types and costs of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in, or new, statutes, regulations or governmental policies by federal, state and local authorities with respect to protection of the environment;

•	changes in, or new, statues, regulations or governmental policies by federal authorities with respect to the sale of electric energy from the Haverhill and Middletown facilities;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories and leases;

•	nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners; and

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations.

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
Adverse developments at our cokemaking facilities could significantly disrupt our coke, steam and/or electricity production and our ability to supply coke, steam, and/or electricity to our customers. Adverse developments at our coal logistics operations could significantly disrupt our ability to provide coal handling, blending, storage, terminalling, transloading and/or transportation services to our customers. Any sustained disruption at either our cokemaking operations, or our coal logistics facilities could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
Unfavorable economic conditions in the U. S. and globally, may cause a reduction in the demand for our products and services, which could adversely affect our cash flows, financial position or results of operations.
Sustained volatility and disruption in worldwide capital and credit markets in the U.S. and globally could cause reduced demand for our products and services. Additionally, unfavorable economic conditions, including the potentially reduced availability of credit, may cause reduced demand for steel products or reduced demand for coal, either of which, in turn, could adversely affect demand for the coke we produce and services we perform. Such conditions could have an adverse effect on our cash flows, financial position or results of operations.
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
We are subject to the credit risk of our major customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration of their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our cash flows, financial position or results of operations.
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

We sell substantially all of our coke and electricity to customers under long-term agreements. If any one or more of these customers were to significantly reduce their purchases of coke or electricity from us, or if we were unable to sell coke or electricity to them on terms as favorable to us as the terms under our current agreements, our results of operations and therefore our ability to distribute cash to unitholders may be materially and adversely affected.
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
Our sponsor has agreed, for the five-year period after our IPO, to make us whole to the extent our customers fail to fully satisfy their existing obligations to purchase and pay for coke, under certain circumstances. Our sponsor is rated Ba3 by Moody’s Investors Service, Inc. and B by Standard & Poor’s Ratings Services, respectively. Any deterioration of our sponsor’s creditworthiness, and any resulting change in support from our sponsor or inability to perform under the omnibus agreement, could have a material adverse effect on our business, financial condition, results of operations and ability to distribute cash to unitholders.
We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
Our operations are subject to increasingly strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG; management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of operations; installation of safety equipment in our facilities; and protection of employee health and safety. Complying with these requirements, including the terms of our permits, can be costly and time-consuming, and may delay commencement or hinder continuation of operations. In addition, these requirements are complex, change frequently and have become more stringent over time. These requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, and could have a material adverse effect on our business.
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
We may not have been, or may not be, at all times, in complete compliance with all of these requirements, and we may incur material costs or liabilities in connection with these requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. Any such federal or state regulations requiring us, or our customers, to invest in expensive equipment or technology in order to maintain compliance could adversely affect our future results of operations and our future ability to distribute cash to unitholders.
We may be unable to obtain, maintain or renew permits or leases necessary for our operations, which could impair our ability to conduct our operations and limit our ability to make distributions to unitholders.
Our facilities and operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters in connection with cokemaking (including our generation of electricity). These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking or coal logistics facilities. The public, including non-governmental organizations, environmental groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process. Such persons also have the right to bring citizen’s lawsuits to challenge the issuance of permits, or the validity of environmental impact statements related thereto. If any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our cokemaking operations, our cash flows may be reduced, which could limit our ability to make distributions to unitholders.

We face competition, both in our cokemaking operations and in our coal logistics business, that has the potential to reduce demand for our products and services, and that could have an adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
We face competition, both in our cokemaking operations and in our coal logistics business:

•
Competition in cokemaking operations: Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have reduced the amount of coke per ton of hot metal through alternative injectants, such as natural gas and pulverized coal, and the use of these coke substitutes could increase in the future, particularly in light of current low natural gas prices. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke. For example, electric arc furnace technology is a commercially proven process widely used in the U.S.. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced. We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies. As these technologies improve and as new technologies are developed, competition in the cokemaking industry may intensify. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced.

We also face competition from increased availability and supply of coke. Increased exports of coke from producing countries may weaken our customers’ demand for coke capacity. In 2013, China eliminated its 40% tariff on the export of metallurgical coke. This action resulted in significantly reduced prices and increased exports of Chinese coke in the international market. Future increases in exports of coke from China and other producing countries may reduce our customers’ demand for coke capacity, which could depress coke prices and limit our ability to enter into new, or renew existing, commercial arrangements with our customers, as well as our ability to sell excess capacity in the spot market.

•
Competition in coal logistics business: Decreased throughput and utilization of our coal logistics assets could result indirectly due to competition in the electrical power generation business from abundant and relatively inexpensive supplies of natural gas displacing thermal coal as a fuel for electrical power generation by utility companies. In addition, competition in the steel industry from processes such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas, may reduce the demand for metallurgical coals processed through our coal logistics facilities. In the future, additional coal handling facilities and terminals with rail and/or barge access may be constructed in the Eastern U.S. Such additional facilities could compete directly with us in specific markets now served by our coal logistics business. Certain coal mining companies and independent terminal operators in some areas may compete directly with our coal logistics facilities. In some markets, trucks may competitively deliver mined coal to certain shorter-haul destinations, resulting in reduced utilization of existing terminal capacity.

Such competition could have a material and adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
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
Our operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions and extreme temperatures. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we would not be able to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke.

In addition, assets and equipment critical to our cokemaking operations, and/or coal logistics business, may deteriorate or become depleted materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
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
Our businesses are subject to inherent risks, some for which we maintain third-party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition or results of operations and therefore on our ability to distribute cash to unitholders.
We are currently covered by insurance policies maintained by our sponsor and we currently maintain our own directors’ and officers’ liability insurance policy. These insurance policies provide limited coverage for some, but not all, of the potential risks and liabilities associated with our businesses. For some risks, we may not obtain insurance or be covered by our sponsor’s policies if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we and our sponsor may not be able to renew our or its existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain environmental and pollution risks generally are not fully insurable. Even where insurance coverage applies, insurers may contest their obligations to make payments. Further, with the exception of directors’ and officers’ liability, for which we maintain our own insurance policy, our coverage under our sponsor’s insurance policies is our sole source of insurance for risks related to our business. Our sponsor’s insurance coverage may not be adequate to cover us against losses we incur and coverage under these policies may be depleted or may not be available to us to the extent that our sponsor exhausts the coverage limits. Our financial condition, results of operations and cash flows and, therefore, our ability to distribute cash to unitholders, could be materially and adversely affected by losses and liabilities from un-insured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
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
Divestitures and other strategic transactions may adversely affect our business. If we are unable to realize the anticipated benefits from strategic transactions, or are unable to conclude such transactions upon favorable terms, our financial condition, results of operations or cash flows could be materially and adversely affected.
We regularly review strategic opportunities to further our business objectives, and may eliminate assets that do not meet our return-on-investment criteria. The anticipated benefits of divestitures and other strategic transactions may not be realized, or may be realized more slowly than we expected. Such transactions also could result in a number of financial consequences having a material effect on our results of operations and our financial position, including: reduced cash balances and related interest income; higher fixed expenses; the incurrence of debt and contingent liabilities (including indemnification obligations); restructuring charges; loss of customers, suppliers, distributors, licensors or employees; legal, accounting and advisory fees; and one-time write-offs of large amounts.
We may experience significant risks associated with future acquisitions and/or investments. The failure to consummate or integrate acquisitions of, or investments in, other businesses and assets in a timely and cost-effective manner could have an adverse effect on our results of operations.
The acquisition of assets or businesses that expand our operations is an important component of our business strategy. We believe that acquisition opportunities may arise from time to time, and any such acquisitions could be significant. The success of any future acquisitions and/or investments will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions or investments on favorable terms, as well as to finance such acquisitions or investments and to integrate the acquired operations successfully with existing operations. If we are unable to integrate new operations successfully, our financial results and business reputation could suffer.
Risks associated with acquisitions include the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired business, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. Any acquisition could involve the payment by us of a substantial amount of cash, the incurrence of a substantial amount of debt or the issuance of a substantial amount of equity. Certain acquisition and investment opportunities may not result in the consummation of a transaction. In addition, we may not be able to obtain acceptable terms for the required financing for any such acquisition or investment that arises. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our common units. Our future acquisitions could present a number of risks, including the risk of incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets, the risk of failing to successfully and timely integrate the operations or management of any acquired businesses or assets and the risk of diverting management’s attention from existing operations or other priorities. If we fail to consummate and integrate our acquisitions in a timely and cost-effective manner, our results of operations could be materially and adversely affected.
Additionally, in the event we make investments in entities that own and operate existing cokemaking facilities, or form joint ventures or other similar arrangements, we must pay close attention to the organizational formalities and time-consuming procedures for sharing information and making decisions. We may share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do. The benefits from a successful investment in an existing entity or joint venture will be shared among the co-owners, so we will not receive the exclusive benefits from a successful investment. If a co-owner changes, our relationship may be materially and adversely affected.
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
If we fail to maintain satisfactory labor relations, disputes with the unionized portion of our workforce could affect us adversely. Union represented labor creates an increased risk of work stoppages and higher labor costs which could adversely affect our operations, and reduce our future revenues or our ability to pay cash distributions to our unitholders.
We rely, at one or more of our facilities, on unionized labor, and there is always the possibility that we may be unable to reach agreement on terms and conditions of employment or renewal of a collective bargaining agreement. When collective bargaining agreements expire or terminate, we may not be able to negotiate new agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. If we are unable to negotiate the renewal of a collective bargaining agreement before its expiration date, our operations and our profitability could be adversely affected. Any labor disputes, work stoppages, or increased labor costs could adversely affect our operations and the stability of production and reduce our future revenues, our profitability, or our ability to pay cash distributions to our unitholders. It is also possible that, in the future, additional employee groups may choose to be represented by a labor union.
Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.
We have implemented recruitment, training and retention efforts to optimally staff our operations. Our ability to operate our business and implement our strategies depends in part on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our executive officers or other key employees or the inability to attract or retain other qualified personnel in the future could have a material adverse effect on our business or business prospects. With respect to our represented employees, we may be adversely impacted by the loss of employees who retire or obtain other employment during a layoff or a work stoppage.

We currently are, and likely will be, subject to litigation, the disposition of which could have a material adverse effect on our cash flows, financial position or results of operations.
The nature of our operations exposes us to possible litigation claims in the future, including disputes relating to our operations and commercial and contractual arrangements. Although we make every effort to avoid litigation, these matters are not totally within our control. We will contest these matters vigorously and have made insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our financial condition and profitability. In addition, our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. We are also subject to significant environmental and other government regulation, which sometimes results in various administrative proceedings. For information regarding our current significant legal proceedings, see “Item 3. Legal Proceedings.”
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior notes and the credit facilities.
Subject to the limits contained in our credit agreement, the indenture that governs our notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, a higher level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the credit facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a competitive disadvantage to other, less leveraged competitors; and

•	increasing our cost of borrowing.
In addition, the indenture that governs the notes and the credit agreement governing our credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may decide not to maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
We face substantial debt maturities which may adversely affect our consolidated financial positions.
Over the next six years, including the debt refinancing activities of the January 2015 dropdown, we have approximately $465 million of total consolidated debt maturing (see Note 14 to the combined and consolidated financial statements). We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.

Rating agencies may downgrade our credit ratings, which would make it more difficult for us to raise capital and would increase our financial costs.
Any downgrades in our credit ratings may make raising capital more difficult, may increase the cost and affect the terms of future borrowings, may affect the terms under which we purchase goods and services and may limit our ability to take advantage of potential business opportunities.
Risks Related to Our Cokemaking Business
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
The financial performance of our cokemaking business is substantially dependent upon a very limited number of customers in the steel industry, and adverse developments with any of these customers (including any failure by them to perform under their contracts with us) could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
Substantially all of our coke sales will be made under long-term contracts with ArcelorMittal, AK Steel and U.S. Steel. Following completion of the Granite City Dropdown (described elsewhere in this Annual Report on Form 10-K), we expect these customers to continue to account for a significant portion of our revenues for the foreseeable future. If any of these customers were to significantly reduce its purchases of coke from us, or default on its agreements with us, or terminate or fail to renew its agreements with us, or if we were unable to sell coke to any one or more of these customers on terms as favorable to us as the terms under our current agreements, our cash flows, financial position and results of operations, and therefore our ability to distribute cash to unitholders, could be materially and adversely affected. Additionally, declaration of force majeure, coupled with a lengthy suspension of performance under one or more coke or energy sales agreements, may materially and adversely affect our results of operations and therefore our ability to distribute cash to unitholders.
If a substantial portion of our agreements to supply coke and electricity are modified or terminated, our results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability. In addition, our operating results have been, and may continue to be, affected by fluctuations in our costs of production and, if we cannot pass increases in our costs of production to our customers, our financial condition, results of operations and cash flows may be adversely affected.
We sell substantially all of our coke, electricity and/or steam under long-term agreements. If a substantial portion of these agreements are modified or terminated or if force majeure is exercised, our results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability. The profitability of our long-term coke and energy sales agreements depends on a variety of factors that vary from agreement to agreement and fluctuate during the agreement term. We may not be able to obtain long-term agreements at favorable prices, compared either to market conditions or to our cost structure.
In recent years, many of the components of our cost of producing coke, including cost of supplies, equipment and labor, have experienced significant price inflation, and such price inflation may continue in the future. Price changes provided in long-term supply agreements may not reflect actual increases in production costs. As a result, such cost increases may reduce profit margins on our long-term coke and energy sales agreements. In addition, contractual provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term price volatility. Our financial condition, results of operations and cash flows may be adversely affected if the costs of production increase significantly and we cannot pass such increases in our costs of production to our customers.
From time to time, we discuss the extension of existing agreements and enter into new long-term agreements for the supply of coke and energy to our customers, but these negotiations may not be successful and these customers may not continue to purchase coke or electricity from us under long-term agreements. If any one or more of these customers were to significantly reduce their purchases of coke, electricity and/or steam from us, or if we were unable to sell coke or electricity to them on terms as favorable to us as the terms under our current agreements, our cash flows, financial position or results of operations may be materially and adversely affected.
Further, because of certain technological design constraints, we do not have the ability to shut down our cokemaking operations if we do not have adequate customer demand. If a customer refuses to take or pay for our coke, we must continuously operate our coke ovens even though we may not be able to sell our coke immediately and may incur significant additional costs for natural gas to maintain the temperature inside our coke oven batteries, which may have a material and adverse effect on our cash flows, financial position or results of operations.
The coke sales agreement and the energy sales agreement with AK Steel at the Haverhill facility are subject to early termination under certain circumstances and any such termination could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
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
If AK Steel were to terminate the Haverhill AK Steel Contracts, we may be unable to enter into similar long-term contracts with replacement customers for all or any portion of the coke previously purchased by AK Steel. Similarly, we may be forced to sell some or all of the previously contracted coke in the spot market, which could be at prices lower than we have currently contracted for and could subject us to significant price volatility. If AK Steel elects to terminate the Haverhill AK Steel Contracts, our cash flows, financial position and results of operations could be materially and adversely affected.
We may not be able to successfully implement our growth strategies or plans
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to acquire and operate new assets (whether through contributions from our sponsor, or otherwise) that result in an increase in our earning per unit. We may not derive the financial returns we expect on our investment in such additional assets or such operations may not be profitable. We cannot predict the effect that any failed expansion may have on our core business. If we are not able to successfully execute our strategic plans, whether as a result of unfavorable market conditions in the steel industry or otherwise, our future results of operations could be materially and adversely affected.
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
All of our coke sales agreements and our steam supply and purchase agreements contain provisions requiring us to supply minimum volumes of our products to our customers. To the extent we do not meet these minimum volumes, we are generally required under the terms of our coke sales agreements to procure replacement supply to our customers at the applicable contract price or potentially be subject to cover damages for any shortfall. If future shortfalls occur, we will work with our customer to identify possible other supply sources while we implement operating improvements at the facility, but we may not be successful in identifying alternative supplies and may be subject to paying the contract price for any shortfall or to cover damages, either of which could adversely affect our future revenues and profitability. Our coke sales agreements also contain provisions requiring us to deliver coke that meets certain quality thresholds. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of our agreements.
Our coke and energy sales agreements contain force majeure provisions allowing temporary suspension of performance by our customers for the duration of specified events beyond the control of our customers. Declaration of force majeure, coupled with a lengthy suspension of performance under one or more coke or energy sales agreements, may seriously and adversely affect our cash flows, financial position and results of operations.
To the extent we do not meet coal-to-coke yield standards in our coke sales agreements, we are responsible for the cost of the excess coal used in the cokemaking process, which could adversely impact our results of operations and profitability.
Our ability to pass through our coal costs to our customers under our coke sales agreements is generally subject to our ability to meet some form of coal-to-coke yield standard. To the extent that we do not meet the yield standard in the contract, we are responsible for the cost of the excess coal used in the cokemaking process. We may not be able to meet the yield standards at all times, and as a result we may suffer lower margins on our coke sales and our results of operations and profitability could be adversely affected.
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
Disruptions to our supply of coal and coal blending services may reduce the amount of coke we produce and deliver and, if we are not able to cover the shortfall in coal supply or obtain replacement blending services from other providers, our results of operations and profitability could be adversely affected.
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
Certain of our cokemaking facilities rely on third parties to blend coals that we have purchased into coal blends that we use to produce coke. We have entered into long-term agreements with coal blending service providers that are coterminous with our coke sales agreements. However, there are limited alternative providers of coal blending services and any disruptions from our current service providers could materially and adversely impact our results of operations. In addition, if our rail transportation agreements are terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.
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
Our arrangements with ArcelorMittal at the Haverhill cokemaking facility require us to deliver coke to ArcelorMittal via railcar. We have entered into a long-term rail transportation agreement to meet this obligation. Disruption of these transportation services because of weather-related problems, mechanical difficulties, train derailments, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, fuel costs, transportation delays, accidents, terrorism, domestic catastrophe or other events could temporarily, or over the long-term impair, our ability to produce coke, and therefore, could materially and adversely affect our results of operations. In addition, if our rail transportation agreement is terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.
Risks Related to Our Coal Logistics Business
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
The financial results of our Coal Logistics business segment are significantly affected by the demand for both thermal coal and metallurgical coal. An extended decline in our customers’ demand for either thermal or metallurgical coals could result in a reduced need for the coal blending, terminalling and transloading services we offer, thus reducing throughput and utilization of our coal logistics assets. Demand for such coals may fluctuate due to factors beyond our control:

•
The demand for thermal coal can be impacted by changes in the energy consumption pattern of industrial consumers, electricity generators and residential users, as well as weather conditions and extreme temperatures. The amount of thermal coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation, and governmental regulation. Natural gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. State and federal mandates for increased use of electricity from renewable energy sources, or the retrofitting of existing coal-fired generators with pollution control systems, also could adversely impact the demand for thermal coal. Finally, unusually warm winter weather may reduce the commercial and residential needs for heat and electricity which, in turn, may reduce the demand for thermal coal; and

•
The demand for metallurgical coal for use in the steel industry may be impacted adversely by economic downturns resulting in decreased demand for steel and an overall decline in steel production. A decline in blast furnace production of steel may reduce the demand for furnace coke, an intermediate product made from metallurgical coal. Decreased demand for metallurgical coal also may result from increased steel industry utilization of processes that do not use, or reduce the need for, furnace coke, such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas.

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
Our failure to obtain or renew surety bonds on acceptable terms could adversely affect our ability to secure certain reclamation obligations related to our coal logistics business.
Certain reclamation obligations associated with our coal logistics business are unfunded, and federal and state laws require us to obtain surety bonds to secure performance or payment of such long-term obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds or may demand higher fees, additional collateral, including letters of credit or other terms less favorable to us upon those renewals. We are also subject to increases in the amount of surety bonds required by federal and state laws as these laws, or interpretations of these laws, change. Because we are required to have these bonds in place, our failure to maintain (or inability to acquire) these bonds could have an adverse impact on us. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms of new bonds; restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of future indebtedness; our inability to meet certain financial tests with respect to a portion of the reclamation bonds; and the exercise by third-party surety bond issuers of their right to refuse to renew or issue new bonds.
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
Restrictions in the agreements governing our indebtedness and other factors could limit our ability to make distributions to our unitholders.
The indenture governing the senior notes and our revolving credit facility prohibit us from making distributions to unitholders if certain defaults exist, subject to certain exceptions.  In addition, both the indenture and the revolving credit facility contain additional restrictions limiting our ability to pay distributions to unitholders.  Accordingly, we may be restricted by our debt agreements from distributing all of our available cash to our unitholders.  Please read “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”   Declaration and payment of future distributions to unitholders will depend upon several factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of such distributions, and such other considerations that the Board of Directors of our general partner deems relevant.
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
Our omnibus agreement provides us with preferential rights to pursue certain growth opportunities in the U.S. and Canada identified by our sponsor and a right of first offer to acquire certain of our sponsor’s cokemaking assets located in the U.S. and Canada for so long as our sponsor or its controlled affiliate controls our general partner. The consummation and timing of any future acquisitions of such assets will depend upon, among other things, our sponsor’s ability to identify such growth opportunities, our sponsor’s willingness to offer such assets for sale, our ability to negotiate acceptable customer contracts and other agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our rights under the omnibus agreement, and our sponsor is under no obligation to identify growth opportunities or to sell any assets that would be subject to our right of first offer. For these or a variety of other reasons, we may decide not to exercise our preferential right to pursue growth opportunities or our right of first offer when any opportunities are identified or assets are offered for sale, and our decision will not be subject to unitholder approval. Please read “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence-Agreements with Affiliates-Omnibus Agreement.”

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

◦	approved by the conflicts committee of the Board of Directors of our general partner, although our general partner is not obligated to seek such approval; or

◦	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates.
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
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders initially will be unable to remove our general partner without its consent because our general partner and its affiliates will own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Our sponsor currently owns an aggregate of 56.1 percent of our outstanding units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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
Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated replacement capital expenditures as opposed to actual replacement capital expenditures in order to reduce disparities in operating surplus caused by fluctuating replacement capital expenditures, which are capital expenditures required to replace our major capital assets. The amount of annual estimated replacement capital expenditures for purposes of calculating operating surplus is based upon our current estimates of the reasonable expenditures we will be required to make in the future to replace our major capital assets, including all or a major portion of a plant or other facility, at the end of their working lives. Our partnership agreement does not cap the amount of estimated replacement capital expenditures that our general partner may designate. The amount of our estimated replacement capital expenditures may be more than our actual replacement capital expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders. The amount of estimated replacement capital expenditures deducted from operating surplus is subject to review and change by the Board of Directors of our general partner at least once a year, with any change approved by the conflicts committee.
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

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise,

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	hold unitholder advisory votes on executive compensation.
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
Our sponsor has a limited operating history as a separate public company, and its historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.
Our financial statements have been prepared by carving out from the financial statements of our sponsor the financial statements relating to our interest in the entities that own certain of our sponsor’s cokemaking facilities. Our sponsor’s historical financial information for the periods ended prior to our sponsor’s separation from Sunoco, Inc., is derived from the combined and consolidated financial statements and accounting records of Sunoco. Accordingly, the historical financial information of the Predecessor do not necessarily reflect the results of operations, financial position and cash flows that we or our sponsor would have achieved if our sponsor had been a separate, publicly-traded company during the periods presented or those that we will achieve in the future.

If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
Prior to our IPO, we were not required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act of 2002, and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a publicly-traded partnership, we will be required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes Oxley Act of 2002, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. To comply with the requirements of being a publicly-traded partnership, we will need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff. Furthermore, while we generally must comply with Section 404 of the Sarbanes Oxley Act of 2002 for the current fiscal year ending December 31, 2014, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an emerging growth company within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the fiscal year ending December 31, 2017. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.
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
Because the income earned by our process steam and power generation subsidiaries may not be qualifying income for U.S. federal income tax purposes, if the income generated by these subsidiaries increases as a percentage of our total gross income, such that we are at risk of exceeding the amount of non-qualifying income we can earn and still be classified as a partnership for federal tax purposes (the limitation is 10 percent of our gross income each year), we may file an election to have one or both of these subsidiaries treated as a corporation for U.S. federal income tax purposes which would result in the subsidiaries becoming taxable entities.
The IRS may adopt positions that differ from the ones we have taken. A successful IRS contest of the federal income tax positions we take may impact adversely the market for our common units, and the costs of any IRS contest could reduce our cash available for distribution to unitholders, including our sponsor. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits recognized by us would flow through to you. Because tax would be imposed upon us as a corporation, our after tax earnings and therefore our ability to distribute cash to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
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

•
Concurrent with the Granite City Dropdown in January 2015, we also own approximately 41 acres in Granite City (Madison County), Illinois, adjacent to the U.S. Steel Granite City Works facility, on which the Granite City cokemaking facility is located. Upon the earlier of ceasing production at the facility or the end of 2044, U.S. Steel has the right to repurchase the property, including the facility, at the fair market value of the land. Alternatively, U.S. Steel may require us to demolish and remove the facility and remediate the site to original condition upon exercise of its option to repurchase the land.

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
The EPA and state regulators have issued notices of violation, or NOVs, for the Haverhill cokemaking facility. The information regarding these NOVs is presented in Note 15 to our combined and consolidated financial statements.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at December 31, 2014.

Item 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Market for the Partnership’s Common Equity
The Partnership’s common units, representing limited partnership interests, were listed on the New York Stock Exchange under the symbol “SXCP” beginning on January 18, 2013. Prior to that time, the Partnership’s equity securities were not traded on any public trading market. At the close of business on February 20, 2015, there were two holders of record of the Partnership’s common units. These holders of record consisted of Sun Coal & Coke LLC (which owns 100 percent of our general partner) with 6,782,449 of our common units registered in its name, and Cede & Co., a clearing house for stock transactions, with 16,789,164 common units registered to it. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
The high and low closing sales price ranges (composite transactions) and distributions declared by quarter for 2014 and 2013 since the close of the IPO on January 24, 2013 were as follows:

	2014			2013
	High	Low	Distributions Earned(1)	High	Low	Distributions Earned(2)
First Quarter	$32.02	$26.05	$0.50000	$20.90	$18.25	$0.307100
Second Quarter	31.00	28.25	0.51500	23.14	20.34	0.422500
Third Quarter	31.99	29.03	0.52750	24.80	21.50	0.432500
Fourth Quarter	30.00	24.43	0.54080	27.64	23.72	0.475000

(1)	Distributions were declared in April 2014, July 2014, October 2014 and January 2015 and were or will be paid on or around the last day of May 2014, August 2014, November 2014 and February 2015.

(2)
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
Performance Graph
The graph below compares the cumulative total return of a $100 investment in SunCoke Energy Partners, L.P.'s common units relative to the cumulative total returns of a $100 investment in the Alerian Index and the customized peer groups described below. This graph covers the period beginning with the date of our initial public offering on January 18, 2013, through December 31, 2014, and assumes the reinvestment of dividends.
The Alerian Index is a well-known index comprised of 50 prominent master limited partnerships, that provides a perspective on the overall market performance of master limited partnerships like us. In addition to the Alerian Index, the graph provides performance data for three customized peer groups:

Our Long-Life Contract peer group is comprised of the following two companies:

•	Boardwalk Pipeline Partners L.P.; and

•	Spectra Energy Partners L.P.
El Paso Pipeline Partners, previously included in our Long Life Contract peer group, was removed following its acquisition by Kinder Morgan, Inc.
Our Comparable Growth peer group consists of the following five companies:

•	Crestwood Midstream Partners L.P.;

•	DCP Midstream Partners L.P.;

•	Enlink Midstream Partners L.P.;

•	Holly Energy Partners L.P.; and

•	Summit Midstream Partners L.P.
These two peer groups were selected for their similar growth and contract revenue models, and also were included in the stock performance graph in our Form 10-K for the year ended December 31, 2013. On an annual basis, we consider the composition and appropriateness of our peer groups in view of industry and company changes. In connection with this review, we determined that the following peer group also provides an appropriate comparison to our performance since, in a manner similar to us, the master limited partnerships included in this new peer group have limited commodity price exposure and derive income primarily from fees charged per unit gathered, processed or handled.
Our new Fee-Based Gathering & Processing peer group is composed of the following six companies:

•	Antero Midstream Partners L.P.;

•	Cone Midstream Partners L.P.;

•	Crestwood Midstream Partners L.P.;

•	Enlink Midstream Partners L.P. (created from the merger of Crosstex Energy L.P. and Devon Energy Corp.); and

•	Rice Midstream Partners L.P. and Summit Midstream Partners L.P.

Comparison of 2 Year Cumulative Total Return

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/18/13
2/13
4/13
6/13
8/13
10/13
12/13
2/14
4/14
6/14
8/14
10/14
12/14
Suncoke Energy Partners, L.P.
Alerian MLP Index
Fee-based Gathering & Processing MLP peer group
Long-Life Contract Peer Group
Comparable Growth Peer Group

Market Repurchases
The Partnership did not repurchase any of its common units during 2014 or 2013.
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
During 2014, the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement.

Item 6.	Selected Financial Data
The following table presents summary combined and consolidated operating results and other information of the Partnership and should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
Our combined and consolidated financial statements include amounts allocated from SunCoke for corporate and other costs attributable to our operations. These allocated costs are for services provided to us by SunCoke. SunCoke centrally provides engineering, operations, procurement and information technology support to its and our facilities. In addition, allocated costs include legal, accounting, tax, treasury, insurance, employee benefit costs, communications and human resources. All corporate costs that were specifically identifiable to a particular operating facility of SunCoke or the Partnership have been allocated to that facility. Where specific identification of charges to a particular operating facility was not practicable, a reasonable method of allocation was applied to all remaining corporate and other costs. The allocation methodology for all remaining corporate and other costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of SunCoke’s and the Partnership's operating facilities.
The combined and consolidated financial statements do not necessarily reflect what our financial position and results of operations would have been if we had operated as an independent, publicly-traded partnership during the periods shown. In addition, the combined and consolidated financial statements are not necessarily indicative of our future results of operations or financial condition.

	Years Ended December 31,
	2014	2013	2012	2011	2010
			(Predecessor)
	(Dollars in millions, except per unit amounts)
Operating Results:
Total revenues	$648.4	$687.3	$740.2	$449.8	$360.7
Operating income	$110.0	$122.8	$91.5	$38.3	$22.9
Net income	$71.7	$102.9	$56.8	$30.8	$24.0
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$56.0	$58.6
Net income per common unit (basic and diluted)	$1.58	$1.81
Net income per subordinated unit (basic and diluted)	$1.43	$1.81
Distributions paid per unit	$2.0175	$1.1621
Cash Flow Data:
Net cash provided by operating activities	$108.2	$130.3	$95.8	$23.5	$77.7
Net cash used in investing activities	$(62.4)	$(154.8)	$(17.5)	$(175.7)	$(180.9)
Net cash (used in) provided by financing activities	$(58.8)	$70.8	$(78.3)	$152.2	$103.2
Balance Sheet Data (at period end):
Properties, plants and equipment, net	$893.3	$871.1	$768.7	$783.8	$626.2
Total assets	$1,058.0	$1,027.5	$885.5	$928.7	$728.4
Total debt	$411.5	$189.7	$225.0	$225.0	$—
Total partners’ capital attributable to SunCoke Energy Partners, L.P. / parent net equity	$565.8	$580.5	$601.7	$623.2	$665.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K contains certain forward-looking statements of expected future developments, as defined by the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors.”
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
The following discussion assumes that our business was operated as a separate entity prior to its inception. The entities that own our cokemaking facilities have been acquired as a reorganization of entities under common control and have therefore been recorded at historical cost. The combined financial statements for periods prior to the IPO are the results of the Partnership's Predecessor (the "Predecessor") and were prepared using SunCoke Energy, Inc.'s ("SunCoke") historical basis in the assets and liabilities of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") cokemaking facilities and include all revenues, costs, assets and liabilities attributed to the Predecessor after the elimination of all intercompany accounts and transactions. These statements reflect significant assumptions and allocations and include all expenses allocable to our business, but may not be indicative of those that would have been achieved had we operated as a separate public entity for all periods presented or of future results. The combined and consolidated financial statements for the period after the IPO pertain to the operations of the Partnership.
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke") a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. On May 9, 2014, we completed the acquisition of an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for a total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown"). At December 31, 2014, SunCoke owns the remaining 2 percent interest in each of Haverhill and Middletown, and, through its subsidiary, owns a 54.0 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Gateway Energy and Coke Company, LLC ("Granite City") cokemaking facility for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest continues to be owned by SunCoke. Subsequent to the Granite City Dropdown, SunCoke, through its subsidiary, owns a 56.1 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
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
The Granite City facility and the first phase of the Haverhill facility, or Haverhill 1, have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City and Haverhill 1 sell steam to third-parties. The Middletown facility and the second phase of the Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
We also provide coal handling and blending services with our Coal Logistics business. Our terminal located in East Chicago, Indiana, SunCoke Lake Terminal, LLC ("Lake Terminal") provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. Kanawha River Terminals ("KRT") is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and blending services to our customers on a fee per ton basis. We provide blending and handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”
2014 Key Financial Results

•
Total revenues were $648.4 million in 2014 compared to $687.3 million in 2013. The decrease was primarily due to the pass-through of lower coal prices in our Domestic Coke segment, partly offset by $38.0 million of additional revenues from our Coal Logistics segment, which was acquired during the second half of 2013.

•
Net income attributable to unitholders was $56.0 million in 2014 compared to $58.6 million in 2013. This decrease was primarily due to an increase in transaction and financing costs of $14.0 million associated with the Haverhill and Middletown Dropdown in 2014 compared to the IPO in 2013. This decrease was partly offset by the increased ownership interest in our cokemaking facilities and the contribution of the Coal Logistics segment.

•
Adjusted EBITDA was $150.6 million in 2014 compared to $155.2 million in 2013 and Adjusted EBITDA per ton in our Domestic Coke operations was $81.77 per ton in 2014, down from $87.73 per ton in 2013. The decreases in Adjusted EBITDA and Adjusted EBITDA per ton were due primarily to lower coal-to-coke yields and volumes in our cokemaking operations. The decrease in Adjusted EBITDA was partly offset by a full year impact of the Coal Logistics segment, increasing Adjusted EBITDA by $9.6 million.

•
Cash generated from operating activities was $108.2 million in 2014 compared to $130.3 million in 2013. The decrease was primarily attributable to the lower contribution of earnings as well as higher working capital in the current year.

•	Full year 2014 cash distributions paid per unit of $2.0175 increased over the full year 2013 cash distributions paid per unit of $1.1621.
Our Focus in 2014
During 2014, we set the groundwork for enhanced cash flow performance across the business and achieved the following:

•	Sustained a high-level of operating performance in our Domestic Coke operations

•	Executed the dropdown of additional cokemaking assets

•	Explored growth opportunities in cokemaking, coal logistics and a potential entry into the ferrous value chain

•	Grew our general and limited partner cash distributions
Sustained a high-level of operating performance in our Domestic Coke operations
During 2014, our cokemaking operations maintained their solid performance and produced approximately 1.7 million tons of coke, generating Adjusted EBITDA of approximately $82 per ton.  We remain committed to maintaining a safe work environment and ensuring compliance with applicable laws and regulations. During 2014, we achieved top-quartile safety and strong environmental performance in the Domestic Coke and Coal Logistics operations.
We successfully completed the construction of the gas sharing environmental remediation project at Haverhill 2 during 2014 and are in the process of testing full implementation of this system. We also began work on the gas sharing project to enhance environmental performance at the Haverhill 1 cokemaking facility.
Executed the dropdown of additional coke assets
Prior to January 18, 2014, SunCoke was subject to limitations and restrictions on restructuring activities as a result of its tax free spin-off from Sunoco. With the expiration of these restrictions, on May 9, 2014, we completed the acquisition of an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for a total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown"). Sun Coal & Coke retained a 2 percent interest in Haverhill and Middletown subsequent to the Haverhill and Middletown Dropdown. We continue to evaluate the potential dropdown of all of SunCoke's remaining domestic cokemaking assets and SunCoke's Brazil operations over time.

Explored growth opportunities in cokemaking, coal logistics and a potential entry into the ferrous value chain
During 2014, we evaluated selective opportunities to acquire existing cokemaking assets in the U.S. and Canada and determined that in most cases the potential acquisition of existing cokemaking assets would not create value for shareholders. Accordingly, we do not plan to actively pursue this strategy.
We continued to explore opportunities to enter the ferrous segments of the steel value chain, such as iron ore concentration and pelletizing and direct reduced iron production ("DRI"), which can be used in conventional blast furnace or electric arc furnace steelmaking processes. We believe demand for DRI capacity in the U.S. will increase, driven in part by steelmakers' desire for alternative sources of raw materials and the available supply of low cost natural gas. In 2014, we received favorable IRS private letter rulings for both the concentrating and pelletizing of iron ore as well as for DRI and will continue to explore potential opportunities in 2015.
We successfully integrated our Coal Logistics business resulting in Adjusted EBITDA of $14.3 million in 2014. We expanded our operating and commercial capabilities in the coal logistics market as well as other complementary logistics markets as a result of these acquisitions. While we pursued potential coal logistics targets in 2014, we were not successful in executing further acquisitions.
Grew our general and limited partner cash distributions
As a result of our continued strong operating performance and the additional earnings generated from our acquisition of an additional 33 percent ownership interest in Haverhill and Middletown, we have grown our quarterly cash distributions per unit by 14 percent since the fourth quarter of 2013.
Our Focus and Outlook for 2015
In 2015, our primary focus will be to:

•	Sustain a high-level of operating performance in our Domestic Coke and Coal Logistics segments

•	Pursue growth opportunities with a focus on industrial raw materials processing and logistics

•	Work with SunCoke on additional dropdowns of cokemaking assets

•	Continue to grow general and limited partner cash distributions per unit
Sustain a high-level of operating performance in our Domestic Coke and Coal Logistics operations
In 2015, we expect to achieve Adjusted EBITDA attributable to the Partnership of approximately $169 million to $179 million, including continued strong performance from our Domestic Coke and Coal Logistics businesses.
On a 100 percent basis, we expect Domestic Coke to contribute approximately $180 million to $190 million of Adjusted EBITDA in 2015 with solid ongoing operations and sales of approximately 2.4 million tons, achieving Adjusted EBITDA per ton of approximately $75 to $77 in 2015.
In 2015, we will continue our construction and implementation of our new gas sharing projects to enhance environmental performance at the Haverhill and Granite City cokemaking facilities. We expect to successfully complete the construction of the environmental remediation project at Haverhill 1 and begin the construction of the environmental remediation project at Granite City during 2015.
Pursue growth opportunities with a focus on industrial raw materials processing and logistics
We plan to pursue opportunities to expand our footprint in industrial raw materials processing and logistics as we believe many of these assets fit well in the master limited partnership structure. We will explore opportunities for acquisitions in attractive and complementary segments of the market, focusing on businesses that exhibit a stable cash flow profile comparable to our core business, based on attractive market structure and limited commodity risk. We believe our ability to efficiently operate capital intensive manufacturing processes should help to enhance profitability post-acquisition.
We are actively seeking acquisitions in the coal logistics space to broaden our reach across U.S. coal basins and leverage the capabilities of KRT and Lake Terminal.  While the continued decline in U.S. coal prices presents headwinds, we believe that our Coal Logistics segment provides an ideal point of entry for inorganic growth in 2015 and beyond.
During 2015, SunCoke will also continue to develop greenfield opportunities through the potential development of a Kentucky cokemaking facility as well as the potential construction of a DRI facility. SunCoke has and will continue to seek long-term customer commitments for a majority of the capacity prior to commencing construction on either project. Under the omnibus agreement, we have the right to purchase the potential Kentucky facility if it becomes operational.

Work with SunCoke on additional dropdowns of cokemaking assets
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Gateway Energy and Coke Company, LLC ("Granite City") cokemaking facility for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest continues to be owned by SunCoke. The Granite City cokemaking facility, which began operations in 2009, has annual cokemaking capacity of 650 thousand tons and produces super-heated steam for power generation. Both the coke and power are provided to U.S. Steel under a long-term take-or-pay contract that expires in 2025. In connection with this agreement, the Partnership issued common units totaling approximately $50.7 million and $1.0 million of general partner interests to SunCoke. In addition, the Partnership assumed and repaid $135.0 million principal amount of SunCoke’s outstanding 7.625 percent senior notes and paid $5.6 million of accrued interest and $7.7 million of redemption premium in connection therewith. To fund this debt assumption and redemption, the Partnership issued $200.0 million of add-on 7.375 percent unsecured senior notes. The remaining cash of $45.0 million was used to pre-fund SunCoke’s obligation to indemnify the Partnership for the anticipated cost of an environmental project at Granite City, pay transaction costs, and for general partnership purposes. We expect to complete at least one additional dropdown in 2015 and are on the path to complete dropdowns of all of SunCoke's remaining domestic cokemaking assets and SunCoke's Brazil operations through 2016.
Continue to grow general and limited partner cash distributions per unit
Full year 2014 cash distributions paid per unit were $2.0175 compared to full year 2013 cash distributions paid per unit of $1.1621. We are on track to deliver our 8 percent to 10 percent cash distribution compounded annual growth rate target from the fourth quarter of 2013 through 2016 from domestic dropdowns alone. We expect to increase our cash distributions 2 percent per quarter in 2015, growing to $0.5854 per unit earned in the fourth quarter of 2015. Additionally, we believe there is further flexibility to tighten our cash coverage ratio over time and grow our cash distributions from other organic and acquisition opportunities.
Items Impacting Comparability

•
Coal Logistics. On August 30, 2013 and October 1, 2013, the Partnership acquired Lake Terminal and KRT, respectively. Coal Logistics reported revenues of $55.0 million for the year ended December 31, 2014, of which $4.5 million were intercompany revenues, and revenues of $13.6 million for the year ended December 31, 2013, of which $1.1 million were intercompany revenues. Adjusted EBITDA was $14.3 million and $4.7 million for the years ended December 31, 2014 and 2013, respectively, and Adjusted EBITDA per ton handled was $0.75 and $1.24, respectively.

•	Interest Expense, net. Interest expense, net was $37.1 million, $15.4 million and $10.3 million in 2014, 2013 and 2012, respectively and was impacted by the following items:

◦
Debt refinancing costs of $15.4 million, which includes an $11.4 million market premium to tender the senior notes in connection with the Haverhill and Middletown Dropdown, were recorded in 2014 compared to $3.7 million of debt refinancing costs recorded in 2013 and no debt refinancing costs in 2012; and

◦	Interest of $3.2 million, $1.0 million, and $0.1 million was capitalized in connection with the environmental remediation project at Haverhill during 2014, 2013 and 2012, respectively.
Also impacting comparability between periods were changes in debt balances and interest rates. See Note 14 to our combined and consolidated financial statements.

•
Income Taxes. The historical combined financial statements of our predecessor include U.S. federal income tax expenses calculated on a theoretical separate-return basis. Following our IPO, we do not pay federal income taxes on the operating income generated by our subsidiaries. Earnings from the Middletown operations, however, are subject to a local income tax which was reflected in the current period. In conjunction with the closing of the IPO, all deferred tax assets and liabilities were eliminated through equity.

•
Noncontrolling Interest. Net income attributable to noncontrolling interest was $15.7 million and $40.8 million for the years ended December 31, 2014 and 2013, respectively, and reflects the change in ownership as a result of the Haverhill and Middletown Dropdown transaction. The Predecessor's combined financial statements include the results of 100 percent of Haverhill and Middletown. Concurrent with our IPO, the 35 percent interest in each of Haverhill and Middletown retained by SunCoke was recorded as a noncontrolling interest of the Partnership. Subsequent to the Haverhill and Middletown Dropdown on May 9, 2014, SunCoke's ownership in Haverhill and Middletown decreased to 2 percent and is recorded as noncontrolling interest of the Partnership on the Combined and Consolidated Statement of Income.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Revenues			(Predecessor)
Sales and other operating revenue	$648.4	$687.3	$740.2
Costs and operating expenses
Cost of products sold and operating expenses	476.4	510.1	593.5
Selling, general and administrative expenses	21.4	21.4	22.0
Depreciation and amortization expense	40.6	33.0	33.2
Total costs and operating expenses	538.4	564.5	648.7
Operating income	110.0	122.8	91.5
Interest expense, net	37.1	15.4	10.3
Income before income tax expense	72.9	107.4	81.2
Income tax expense	1.2	4.5	24.4
Net income	$71.7	$102.9	$56.8
Less: Net income attributable to noncontrolling interests	15.7	40.8	—
Net income attributable to SunCoke Energy Partners, L.P./ Predecessor	56.0	62.1	56.8
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$56.0	$58.6
 Year Ended December 31, 2014 compared to Year Ended December 31, 2013
Revenues. Our total revenues decreased $38.9 million, or 5.7 percent, to $648.4 million for the year ended December 31, 2014 compared to $687.3 million for the corresponding period of 2013. The decrease was primarily due to the pass-through of lower coal prices and lower sales volumes in our Domestic Coke segment. The current year also includes the impact of severe weather on production and yields at the Haverhill cokemaking facility. These decreases were partially offset by higher reimbursable operating and maintenance costs, as well as higher energy sales. Additionally, revenues from the new Coal Logistics business were $50.5 million in 2014 compared to $12.5 million in 2013, which only included four months of Coal Logistics results due to the timing of acquisitions.
Costs and Operating Expenses. Total operating expenses decreased $26.1 million, or 4.6 percent, to $538.4 million for the year ended December 31, 2014 compared to $564.5 million for the corresponding period of 2013. The decreases in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment partially offset by higher repair and maintenance costs. The current year also includes incremental operating expenses associated with the severe winter weather in the first quarter of 2014 and a full year of Coal Logistics costs of $48.4 million in 2014 compared to four months of costs of $10.7 million in 2013, due to the timing of acquisitions.
Interest Expense, net. Interest expense, net was $37.1 million for the year ended December 31, 2014 compared to $15.4 million for the corresponding period of 2013. Comparability between periods is impacted by the financing activities discussed previously.
Income Taxes. Income tax expense decreased $3.3 million to $1.2 million for the year ended December 31, 2014 compared to $4.5 million for the corresponding period of 2013. Comparability between periods is impacted by the income tax items discussed previously.
Noncontrolling Interest. Income attributable to noncontrolling interest was $15.7 million for the year ended December 31, 2014 compared to $40.8 million for the corresponding period of 2013.  Comparability between periods is impacted by the Haverhill and Middletown Dropdown previously discussed.
Year Ended December 31, 2013 compared to December 31, 2012
Revenues. Our total revenues, net of sales discounts, decreased $52.9 million, or 7.1 percent, to $687.3 million for the year ended December 31, 2013 compared to $740.2 million for the corresponding period of 2012. The decrease was primarily due to the pass-through of lower coal prices in our Domestic Coke segment. The effect of lower coal prices was slightly offset by an increase in energy revenues of $3.1 million as well as our new Coal Logistics segment, which contributed $12.5 million of revenue.
Costs and Operating Expenses. Total operating expenses decreased $84.2 million, or 13.0 percent, to $564.5 million for the year ended December 31, 2013 compared to $648.7 million for the corresponding period of 2012. The decreases in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment. These decreases were partially offset by acquisition related and public company costs. Additionally, our new Coal Logistics segment incurred costs of $10.7 million.
Interest Expense. Interest expense was $15.4 million for the year ended December 31, 2013 compared to $10.3 million for the corresponding period of 2012. Comparability between periods is impacted by the financing activities discussed previously.
Income Taxes. Income tax expense decreased $19.9 million to $4.5 million for the year ended December 31, 2013 compared to $24.4 million for the corresponding period of 2012. The periods are not comparable as, following the IPO, the Partnership was not subject to federal or state income taxes. Earnings from the Middletown operations, however, are subject to a local income tax which was reflected in the current period.
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
Results of Reportable Business Segments
We report our business results through two segments:

•
Domestic Coke consists of the Haverhill and Middletown cokemaking and heat recovery operations located in Franklin Furnace, Ohio; and Middletown, Ohio, respectively. In future filings, our Domestic Coke segment will also include the operations of the Granite City cokemaking and heat recovery facility, located in Granite City, Illinois, as a result of the Granite City Dropdown in January 2015.

•	Coal Logistics consists of our coal handling and blending service operations in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; and Catlettsburg, Kentucky.
Prior to the third quarter of 2013, Domestic Coke was the Partnership's only reportable segment. During the third and fourth quarters of 2013 the Partnership completed the acquisition of Lake Terminal and KRT, providing coal handling and blending services. The results of Lake Terminal and KRT are presented in the Coal Logistics segment below.
Our coke sales agreements in our Domestic Coke segment contain highly similar contract provisions. Specifically, each agreement includes:

•
Take-or-Pay Provisions. Substantially all of our coke sales at our cokemaking facilities are under take-or-pay contracts that require us to produce the contracted volumes of coke and require the customer to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume and performance by our customers are key determinants of our profitability. We generally do not have significant spot coke sales since our capacity is consumed by long-term contracts; accordingly, spot prices for coke do not generally affect our revenues.

•
Coal Cost Component with Pass-Through Provisions. The largest cost component of our coke is the cost of purchased coal, including any transportation or handling costs. Under the contracts at our cokemaking facilities, coal costs are a pass-through component of the coke price, provided that we realize certain targeted coal-to-coke yields. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices decline, the benefits associated with favorable coal-to-coke yields also decline.

•
Operating Cost Component with Pass-Through or Inflation Adjustment Provisions. Our coke prices include an operating cost component. Operating costs under three of our coke sales agreements are passed through to the respective customers subject to an annually negotiated budget in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Under our one other coke sales agreement, the operating cost component for our coke sales are fixed subject to an annual adjustment based on an inflation index. Accordingly, actual operating costs can have a significant impact on the profitability of all our domestic cokemaking facilities.

•
Fixed Fee Component. Our coke prices also include a per ton fixed fee component for each ton of coke sold to the customer, which is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. The fixed fee is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is based on the fixed fee per ton and favorable or unfavorable performance on pass-through cost items.

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

Coal Logistics revenues are derived from services provided to steel, coke (including some of our and SunCoke's domestic cokemaking facilities) and electric utility customers. Services provided to our cokemaking facilities are provided under a contract with terms equivalent to those of an arm's-length transaction. We do not take possession of coal but instead act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts.
Corporate and other expenses that can be identified with a segment have been included as deductions in determining operating results of our business segments, and the remaining expenses have been included in Corporate and Other.
Management believes Adjusted EBITDA is an important measure of operating performance and uses it as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” near the end of this Item.
Segment Operating Data
The following tables set forth the sales and other operating revenues and Adjusted EBITDA of our segments and other financial and operating data for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Sales and other operating revenues:			(Predecessor)
Domestic Coke	$597.9	$674.8	$740.2
Coal Logistics	50.5	12.5	—
Coal Logistics intersegment sales	4.5	1.1	—
Elimination of intersegment sales	(4.5)	(1.1)	—
Total	$648.4	$687.3	$740.2
Adjusted EBITDA(1):
Domestic Coke	$143.5	$157.3	$127.4
Coal Logistics	14.3	4.7	—
Corporate and Other (2)	(7.2)	(6.8)	—
Total	$150.6	$155.2	$127.4
Coke Operating Data:
Domestic Coke capacity utilization (%)	106	108	107
Domestic Coke production volumes (thousands of tons)	1,746	1,790	1,766
Domestic Coke sales volumes (thousands of tons)	1,755	1,793	1,758
Domestic Coke Adjusted EBITDA per ton(3)	$81.77	$87.73	$72.47
Coal Logistics Operating Data:
Tons handled (thousands of tons)	19,037	3,785	—
Coal Logistics Adjusted EBITDA per ton handled(4)	$0.75	$1.24	$—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)
There were no Corporate and Other costs in 2012 as these periods were prior to the formation the Partnership. The Predecessor results reflect our combined carve-out financial statements, which include all expenses allocable to our business within Domestic Coke.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.

Analysis of Segment Results
Year Ended December 31, 2014 compared to Year Ended December 31, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $76.9 million, or 11.4 percent, to $597.9 million in 2014 compared to $674.8 million in 2013. The decrease was due primarily to the pass-through of lower coal costs at our Domestic Coke segment, which decreased revenues by approximately $70.1 million. Lower overall sales volumes of 38 thousand tons, in part due to severe winter weather in the first quarter of 2014, also decreased revenues by $14.8 million. These decreases were partially offset by increases of $6.1 million due to higher reimbursable costs. The remaining increases related to $1.9 million of higher energy sales.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $13.8 million, or 8.8 percent, to $143.5 million in 2014 compared to $157.3 million in 2013. The decrease was primarily related to lower coal-to-coke yields decreasing Adjusted EBITDA by $11.0 million. Lower sales volumes of 38 thousand tons, in part due to severe winter weather in the first quarter of 2014, resulted in a decrease to Adjusted EBITDA of $5.5 million. A decrease in the reimbursement rate of operating and maintenance costs further decreased Adjusted EBITDA by $1.3 million. These decreases were offset by an increase in Adjusted EBITDA of $1.9 million attributable to higher energy sales. The remaining increase of $2.1 million primarily related to lower allocated corporate costs.

Depreciation and amortization expense, which was not included in segment profitability, increased $1.8 million, to $33.0 million in 2014 from $31.2 million in 2013, primarily due to the completion of construction of the environmental remediation project at Haverhill 2 during 2014.
Coal Logistics
Sales and Other Operating Revenue
Lake Terminal and KRT were acquired on August 30, 2013 and October 1, 2013, respectively. Inclusive of intersegment sales, sales and other operating revenue increased $41.4 million, to $55.0 million in 2014 compared to $13.6 million in 2013. Comparison between periods was impacted by the timing of acquisitions.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $14.3 million in 2014 compared to $4.7 million in 2013. Comparison between periods was impacted by the timing of acquisitions.
Depreciation expense, which was not included in segment profitability, was $7.6 million during 2014 compared to $1.8 million in 2013 and was also impacted by the timing of acquisitions.
Corporate and Other
Corporate expenses remained relatively stable and were $7.2 million in 2014 compared to $6.8 million in 2013.
Year Ended December 31, 2013 compared to Year Ended December 31, 2012
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $65.4 million, or 8.8 percent, to $674.8 million in 2013 compared to $740.2 million in 2012. The decrease was due primarily to the pass-through of lower coal costs at our Domestic Coke segment, which decreased revenues by approximately $91.6 million. The effect of lower coal costs were partially offset by slightly higher volumes, which contributed $14.5 million in additional revenues over the prior year period, of which a portion are attributable to a fourth customer. Increased operating expense recovery of $8.0 million, primarily attributable to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operating maintenance costs at the Middletown facility, further increased revenues. The remaining increase of $3.7 million was due primarily to higher energy revenues as compared to the prior year period.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $29.9 million, or 23.5 percent, to $157.3 million in 2013 compared to $127.4 million in 2012. Improved coal-to-coke yields increased Adjusted EBITDA by $6.9 million over 2012 while higher volumes of 35 thousand tons increased Adjusted EBITDA by $3.0 million. Adjusted EBITDA was further increased $12.2 million due primarily to higher operating cost recovery at Middletown related to the change from a fixed operating fee per ton to a budgeted amount per ton based on the expected full recovery of operational and maintenance costs, as well as lower non-reimbursable costs as a result of start up costs incurred in 2012. The remaining increase of $7.8 million was due primarily to a favorable comparison to 2012, which included higher allocation of corporate costs, as well as increased energy revenues in 2013 compared to the prior year period.
Depreciation and amortization expense, which was not included in segment profitability, decreased $2.0 million, to $31.2 million in 2013 from $33.2 million in 2012, primarily due to accelerated depreciation at the Haverhill facility in 2012 of $2.1 million.
Coal Logistics
We entered into the coal logistics business with two acquisitions in 2013. Inclusive of intersegment sales, sales and other operating revenue were $13.6 million and Adjusted EBITDA was $4.7 million in 2013.
Depreciation and amortization expense, which was not included in segment profitability was $1.8 million during 2013.
Corporate and Other
Corporate expenses were $6.8 million in 2013 and included costs to operate as a public company as well as acquisition related costs, including a $1.8 million payment to DTE Energy Company in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The prior year results were not comparable as the Partnership did not exist.
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
Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. In conjunction with the closing of the Haverhill and Middletown Dropdown, the Partnership amended our revolving credit facility (the "Partnership Revolver") to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019. As of December 31, 2014, we had $33.3 million of cash and cash equivalents and $250.0 million of borrowing availability under the Partnership Revolver.
Subsequent to December 31, 2014, to fund the Partnership's acquisition of a 75 percent interest in SunCoke's Granite City cokemaking facility in January 2015, the Partnership issued $200.0 million of add-on Partnership Notes due in 2020 and repaid $135.0 million of senior notes assumed from SunCoke as part of the total transaction value.
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. As of December 31, 2014, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
On August 5, 2014, the Partnership entered into an equity distribution agreement (the “Equity Agreement”) with Wells Fargo Securities, LLC (“Wells Fargo”). Pursuant to the terms of the Equity Agreement, the Partnership may sell from time to time through Wells Fargo, the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $75.0 million. During the year the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement.
In accordance with our partnership agreement, we paid total cash distributions of $2.0175 per unit and $1.1621 per unit during 2014 and 2013, respectively. On January 26, 2015, our Board of Directors declared a quarterly cash distribution of $0.5408 per unit. This distribution will be paid on February 27, 2015 to unitholders of record on February 13, 2015.
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
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
			(Predecessor)
	(Dollars in millions)
Net cash provided by operating activities	$108.2	$130.3	$95.8
Net cash used in investing activities	(62.4)	(154.8)	(17.5)
Net cash (used in) provided by financing activities	(58.8)	70.8	(78.3)
Net (decrease) increase in cash and cash equivalents	$(13.0)	$46.3	$—
Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $22.1 million to $108.2 million for the year ended December 31, 2014 as compared to the prior year. The decrease was primarily attributable to weaker operational performance and higher working capital in the current year. The increase in working capital was primarily related to the build up of coal inventory and timing of accounts payable, partially offset by the settlement of the liabilities for sales discounts at the Haverhill facility for $11.8 million in 2013.
Net cash provided by operating activities increased by $34.5 million to $130.3 million for the year ended December 31, 2013 as compared to the prior year. The increase was primarily attributable to stronger operational performance and working capital improvements in 2013. The improved working capital in 2013 is primarily related to the timing of accounts payable, partially offset by the build-up of accounts receivable related to sales subsequent to the IPO as SunCoke did not contribute $39.6 million of Predecessor accounts receivable to the Partnership and the settlement of the liability for sales discounts at the Haverhill facility.
Cash Used in Investing Activities
Cash used in investing activities decreased by $92.4 million to $62.4 million for the year ended December 31, 2014 as compared to the prior year. The decrease was primarily attributable to the acquisitions during the prior year discussed below, partially offset by $20.9 million of higher capital expenditures in 2014 primarily related to the environmental remediation project, which was funded using proceeds from the Partnership offering and the Haverhill and Middletown Dropdown.
Cash used in investing activities increased by $137.3 million to $154.8 million for the year ended December 31, 2013 as compared to the prior year. The increase was primarily attributable to the acquisitions in 2013 of KRT for $84.7 million and Lake Terminal for $28.6 million. The full year 2013 also includes $24.0 million of higher capital expenditures primarily related to the environmental remediation, which was funded using proceeds from the Partnership offering.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $58.8 million for the year ended December 31, 2014 as compared to $70.8 million of net cash provided by financing activities in the prior year. In 2014, the Partnership repaid long-term debt of $276.3 million and made net repayments on the revolver of $40.0 million. We also paid debt issuance costs of $5.8 million and made cash distributions to unitholders of $74.7 million and distributions to SunCoke of $20.9 million related to its noncontrolling interest in the Partnership. These payments were partially offset by the cash received for the issuance of common units of $90.5 million and the issuance of add-on Partnership Notes of $268.1 million.
Net cash provided by financing activities was $70.8 million for the year ended December 31, 2013 compared to net cash used in financing activities of $78.3 million for the prior year . In 2013, we received net proceeds of $231.8 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P., $150.0 million from the issuance of the Partnership Notes and $40.0 million from borrowings on the Partnership Revolver. These increases were partially offset by the repayment of $225.0 million of SunCoke's term loan, debt issuance costs of $6.8 million and distributions of $82.9 million to SunCoke, $33.1 million to reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets and $49.8 million of distributions from earnings of Haverhill and Middletown subsequent to the IPO. Distributions to unitholders of $37.2 million further offset the increase.
The Predecessor's operations were funded with cash from our operations and funding from SunCoke. As a result, none of SunCoke’s cash has been assigned to us in the combined financial statements prior to the IPO and the changes in cash flow from operating and investing activities are currently the only impacts on our cash flow from financing activities for those periods. Transfers of cash to SunCoke’s financing and cash management program directly impact the Predecessor's cash flow from financing activities. Following our IPO, we maintain our own bank accounts.
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
Our capital requirements have consisted, and are expected to consist, primarily of:

•
ongoing capital expenditures required to maintain equipment reliability, ensure the integrity and safety of our coke ovens and steam generators and to comply with environmental regulations. Ongoing capital expenditures are made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives and also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred; and

•	environmental remediation project expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits.
The following table summarizes ongoing and environmental remediation project capital expenditures:

	Years Ended December 31,
	2014	2013	2012
			(Predecessor)
	(Dollars in millions)
Ongoing capital	$17.4	$14.2	$13.0
Environmental remediation project(1)	45.0	27.3	4.5
Total	$62.4	$41.5	$17.5

(1)
Includes $3.2 million, $1.0 million, and $0.1 million of interest capitalized in connection with the environmental remediation project at Haverhill for the years ended December 31, 2014, 2013 and 2012, respectively

Our capital expenditures for 2015, including those related to the newly acquired interest in the Granite City facility, are expected to be approximately $52 million, of which ongoing capital expenditures are expected to be approximately $17 million.
We retained $119 million in proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the January 2015 Granite City Dropdown to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $5 million related to these projects. The Partnership spent approximately $68 million to date and expects to spend a total of approximately $50 million 2015 and 2016.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2014:

		Payment Due Dates
	Total	2015	2016-2017	2018-2019	Thereafter
	(Dollars in millions)
Total Debt:
Principal	$400.0	$—	$—	$—	$400.0
Interest	155.0	30.5	61.0	61.0	2.5
Operating leases(1)	3.9	1.5	1.3	0.8	0.3
Purchase obligations:
Coal	180.2	180.2	—	—	—
Transportation and coal handling(2)	89.5	9.4	17.0	18.1	45.0
Total	$828.6	$221.6	$79.3	$79.9	$447.8

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
Impact of Inflation
Although the impact of inflation has slowed in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace properties, plants, and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, we have generally passed along increased costs to our customers in the form of higher fees. We expect to continue this practice.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon the combined and consolidated financial statements of SunCoke Energy Partners, L.P., which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We and our predecessor base our respective estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which are not readily apparent from other sources. Actual results may differ from estimates and assumptions used in preparation of the combined and consolidated financial statements.
With the closing of our IPO, the historical combined financial statements of SunCoke Energy Partners Predecessor became the combined and consolidated financial statements of SunCoke Energy Partners, L.P. Consequently, the critical accounting policies and estimates of our predecessor are the critical accounting policies and estimates of SunCoke Energy Partners, L.P. We believe these accounting policies reflect the more significant estimates and assumptions used in preparation of financial statements. Please read Note 2 to the SunCoke Energy Partners, L.P. audited historical combined and consolidated financial statements for a discussion of additional accounting policies, estimates and judgments made by its management.
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
Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Repairs and maintenance costs, which are generally reimbursed as part of the pass-through nature of our contracts, were $43.4 million, $35.6 million and $33.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Accounting for Impairment of Long-Lived Assets
Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; changes in the expected physical life of an asset; technological developments resulting in obsolescence; changes in demand for our products or in end-use goods manufactured by others utilizing our products as raw materials; changes in our business plans or those of our major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the U.S. and world economies; changes in the expected level of capital, operating or environmental remediation project expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are described under “Cautionary Statement Concerning Forward-Looking Statements.”
A long-lived asset that is not held for sale is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2014, 2013 and 2012.
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
Recent Accounting Standards
See Note 2 to the combined and consolidated financial statements.
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
Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for sales discounts. Prior to the expiration of our nonconventional fuel tax credits in June 2012, EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Years Ended December 30,
	2014	2013	2012
			(Predecessor)
	(Dollars in millions)
Adjusted EBITDA attributable to Predecessor/SunCoke Energy Partners, L.P.	$130.9	$103.5	$127.4
Add: Adjusted EBITDA attributable to noncontrolling interest (1)	19.7	51.7	—
Adjusted EBITDA	$150.6	$155.2	$127.4
Subtract:
Depreciation and amortization expense	40.6	33.0	33.2
Interest expense, net	37.1	15.4	10.3
Income tax expense	1.2	4.5	24.4
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (2)	—	(0.6)	2.7
Net income	$71.7	$102.9	$56.8
(1) Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.

(2) Sales discounts are related to nonconventional fuel tax credits, which expired in 2012. At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to a customer at the Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million, which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income.

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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our coal logistics business, including the supply and demand for thermal and metallurgical coal;

•	changes in product specifications for the coke that we produce or the coals we blend, store and transport;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, and imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies with the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility, cyclical downturns and other changes in the business climate in the coal market, the carbon steel industry and other industries affecting our customers or potential customers;

•	our ability to enter into new, or to renew existing, agreements upon favorable terms for the long-term supply of coke to steel producers and/or for coal logistics services;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•
our ability to identify and consummate acquisitions and investments, execute them under favorable terms, integrate them into our existing business operations, and have them perform at anticipated levels;

•	our ability to successfully implement our growth strategies;

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our business operations, and in the operations of our subsidiaries, our major customers, our business partners and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking, and/or coal logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of hazardous waste and other waste from our operations;

•	claims of noncompliance with any statutory and regulatory requirements;

•	the accuracy of our estimates of necessary reclamation and/or remediation activities;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	the unreliability of historical combined and consolidated financial data as an indicator of future results;

•	public company costs;

•	our ability to secure new agreements for the supply, transportation and/or storage of coal, or to renew such existing agreements;

•	our ability to obtain and renew required permits, and the availability and cost of any surety bonds necessary for our business operations ;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our business operations;

•	changes in insurance markets impacting cost, level and/or types of coverages available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or other matters; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
The factors identified above are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward -looking statement made by us. Other factors not discussed herein also could have material adverse effects on us. All forward -looking statements included in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary areas of market risk relate to changes in the price of coal, which is the key raw material for our cokemaking business, and interest rates. We do not enter into any market risk sensitive instruments for trading purposes.
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
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. For the revolving facility, the daily average outstanding balance was $18.0 million during the year ended December 31, 2014. Assuming a 50 basis point change in LIBOR, interest expense on the revolving facility would not have changed by a significant amount for the full year 2013.
At December 31, 2014, we had cash and cash equivalents of $33.3 million, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would not have changed by a significant amount for the full year 2014.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Unitholders
SunCoke Energy Partners, L.P.
We have audited the accompanying consolidated balance sheets of SunCoke Energy Partners, L.P. (the "Partnership") as of December 31, 2014 and 2013 and the related consolidated statements of income, cash flows and equity of the Partnership for each of the two years in the period ended December 31, 2014 and the combined statements of income, cash flows and equity of SunCoke Energy Partners Predecessor (the "Predecessor") for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunCoke Energy Partners, L.P. at December 31, 2014 and 2013 and the related consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 and the combined results of operations and cash flows of SunCoke Energy Partners Predecessor for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2015

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income

	Years Ended December 31,
	2014	2013	2012
			(Predecessor)
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$648.4	$687.3	$740.2
Costs and operating expenses
Cost of products sold and operating expenses	476.4	510.1	593.5
Selling, general and administrative expenses	21.4	21.4	22.0
Depreciation and amortization expense	40.6	33.0	33.2
Total costs and operating expenses	538.4	564.5	648.7
Operating income	110.0	122.8	91.5
Interest expense, net	37.1	15.4	10.3
Income before income tax expense	72.9	107.4	81.2
Income tax expense	1.2	4.5	24.4
Net income	$71.7	$102.9	$56.8
Less: Net income attributable to noncontrolling interests	15.7	40.8	—
Net income attributable to SunCoke Energy Partners, L.P./ Predecessor	56.0	62.1	56.8
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$56.0	$58.6

General partner's interest in net income	$2.4	$1.6
Limited partners' interest in net income	$53.6	$57.0
Net income per common unit (basic and diluted)	$1.58	$1.81
Net income per subordinated unit (basic and diluted)	$1.43	$1.81
Weighted average common units outstanding (basic and diluted)	19.7	15.7
Weighted average subordinated units outstanding (basic and diluted)	15.7	15.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	December 31,
	2014	2013
	(Dollars in millions)
Assets
Cash and cash equivalents	$33.3	$46.3
Receivables	30.8	20.2
Receivables from affiliates, net	3.1	6.4
Inventories	66.0	59.3
Other current assets	1.6	1.7
Total current assets	134.8	133.9
Properties, plants and equipment, net	893.3	871.1
Goodwill and other intangible assets, net	15.1	16.0
Deferred charges and other assets	14.8	6.5
Total assets	$1,058.0	$1,027.5
Liabilities and Equity
Accounts payable	$44.6	$58.7
Accrued liabilities	7.5	6.4
Short-term debt	—	40.0
Interest payable	12.3	4.6
Total current liabilities	64.4	109.7
Long-term debt	411.5	149.7
Deferred income taxes	4.0	2.8
Other deferred credits and liabilities	1.2	0.6
Total liabilities	481.1	262.8
Equity
Held by public:
Common units (16,789,164 and 13,503,456 units issued at December 31, 2014 and 2013, respectively)	239.1	240.8
Held by parent:
Common units (4,904,752 and 2,209,697 units issued at December 31, 2014 and 2013, respectively)	113.8	41.0
Subordinated units (15,709,697 units issued at December 31, 2014 and 2013, respectively)	203.7	290.4
General partner interest (2 percent interest)	9.2	8.3
Partners' capital attributable to SunCoke Energy Partners, L.P.	565.8	580.5
Noncontrolling interest	11.1	184.2
Total equity	576.9	764.7
Total liabilities and equity	$1,058.0	$1,027.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
			(Predecessor)
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$71.7	$102.9	$56.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40.6	33.0	33.2
Deferred income tax expense	1.2	4.5	24.4
Loss on extinguishment/modification of debt	15.4	—	—
Changes in working capital pertaining to operating activities:
Receivables	(10.6)	(24.5)	(0.7)
Receivables from affiliate, net	3.3	(6.4)	—
Inventories	(6.7)	8.3	3.8
Accounts payable	(14.1)	16.7	(21.7)
Accrued liabilities	1.1	(13.8)	—
Interest payable	7.7	4.6	—
Other	(1.4)	5.0	—
Net cash provided by operating activities	108.2	130.3	95.8
Cash Flows from Investing Activities:
Capital expenditures	(62.4)	(41.5)	(17.5)
Acquisitions of business, net of cash acquired	—	(113.3)	—
Net cash used in investing activities	(62.4)	(154.8)	(17.5)
Cash Flows from Financing Activities:
Proceeds from issuance of common units, net of offering costs	90.5	231.8	—
Proceeds from issuance of long-term debt	268.1	150.0	—
Repayment of long-term debt	(276.3)	(225.0)	—
Debt issuance costs	(5.8)	(6.8)	—
Proceeds from revolving credit facility	40.0	40.0	—
Repayment of revolving credit facility	(80.0)	—	—
Distributions to unitholders (public and parent)	(74.7)	(37.2)	—
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(20.9)	(82.9)	—
Capital contribution from SunCoke Energy Partners GP LLC	0.3	0.9	—
Net transfer to parent	—	—	(78.3)
Net cash (used in) provided by financing activities	(58.8)	70.8	(78.3)
Net (decrease) increase in cash and cash equivalents	(13.0)	46.3	—
Cash and cash equivalents at beginning of year	46.3	—	—
Cash and cash equivalents at end of year	$33.3	$46.3	$—

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Equity

		Partnership
	Predecessor	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total
	(Dollars in millions)
At December 31, 2011	$623.2	$—	$—	$—	$—	$—	$623.2
Net income	56.8	—	—	—	—	—	56.8
Net decrease in parent net equity	(78.3)	—	—	—	—	—	(78.3)
At December 31, 2012	$601.7	$—	$—	$—	$—	$—	$601.7
Predecessor net income prior to IPO on January 24, 2013	3.5	—	—	—	—	—	3.5
Predecessor net assets not assumed by SunCoke Energy Partners, L.P.	(52.6)	—	—	—	—	—	(52.6)
Allocation of 65 percent of net parent investment to unitholders	(359.3)	—	43.5	308.6	7.2	—	—
SunCoke Energy, Inc. 35 percent retained interest in Haverhill and Middletown	(193.3)	—	—	—	—	193.3	—
Proceeds from initial public offering, net of offering expenses	—	231.8	—	—	—	—	231.8
Partnership net income subsequent to IPO on January 24, 2013	—	24.5	4.0	28.5	1.6	40.8	99.4
Unit-based compensation expense	—	0.1	—	—	—	—	0.1
Capital contribution from SunCoke Energy Partners GP LLC	—	—	—	—	0.9	—	0.9
Distributions to SunCoke Energy, Inc.	—	—	(3.9)	(28.5)	(0.6)	(49.9)	(82.9)
Distributions to unitholders	—	(15.6)	(2.6)	(18.2)	(0.8)	—	(37.2)
At December 31, 2013	$—	$240.8	$41.0	$290.4	$8.3	$184.2	$764.7
Partnership net income	—	23.8	6.2	23.6	2.4	15.7	71.7
Distributions to unitholders	—	(32.3)	(8.6)	(31.7)	(2.1)	—	(74.7)
Distributions to noncontrolling interest	—	—	—	—	—	(17.5)	(17.5)
Proceeds from equity issuance to public unitholders	—	90.5					90.5
Acquisition of additional interest in Haverhill and Middletown:							—
Issuances of units	—	—	80.0	—	3.3	—	83.3
Cash payment	—	(1.6)	(0.2)	(1.5)	(0.1)	—	(3.4)
Adjustments to equity related to the acquisition	—	(82.1)	(4.6)	(77.1)	(2.9)	(171.3)	(338.0)
Capital contribution	—	—	—	—	0.3	—	0.3
At December 31, 2014	$—	$239.1	$113.8	$203.7	$9.2	$11.1	$576.9

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to Combined and Consolidated Financial Statements
1. General
Description of Business and Basis of Presentation
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily manufactures coke used in the blast furnace production of steel. On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests. In connection with the IPO, we acquired from SunCoke Energy, Inc. ("SunCoke") a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. On May 9, 2014, we completed the acquisition of an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for a total transaction value of $365.0 million. See Note 4. At December 31, 2014, SunCoke owns the remaining 2 percent interest in each of Haverhill and Middletown, and, through its subsidiary, owns a 54.0 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Gateway Energy and Coke Company, LLC ("Granite City") cokemaking facility for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest continues to be owned by SunCoke. See Note 21. Subsequent to the Granite City Dropdown, SunCoke, through its subsidiary, owns a 56.1 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
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
The Granite City facility and the first phase of the Haverhill facility, or Haverhill 1, have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City and Haverhill 1 sell steam to third-parties. The Middletown facility and the second phase of the Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
We also provide coal handling and blending services with our Coal Logistics business. Our terminal located in East Chicago, Indiana, SunCoke Lake Terminal, LLC ("Lake Terminal") provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. Kanawha River Terminals ("KRT") is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and blending services to our customers on a fee per ton basis. We provide blending and handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers. See Note 4.
The combined financial statements for periods prior to the IPO are the results of SunCoke Energy Partners' Predecessor (the "Predecessor") and were prepared using SunCoke's historical basis in the assets and liabilities of the Predecessor, and include all revenues, costs, assets and liabilities attributed to the Predecessor after the elimination of all intercompany accounts and transactions. The combined and consolidated financial statements for the period after the IPO pertain to the operations of the Partnership.

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
Substantially all of the coke produced by the Partnership is sold pursuant to long-term contracts with its customers. The Partnership evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Partnership when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Partnership for these contingent rentals represents less than 10 percent of sales and other operating revenues for each of the years ended December 31, 2014, 2013 and 2012.
Cash Equivalents
The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of time deposits and money market investments.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, except for materials and supplies inventory, which are determined using the average-cost method.
The Partnership utilizes the selling prices under its long-term coke supply contracts to record lower of cost or market inventory adjustments.
Properties, Plants and Equipment, Net
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are depreciated over 25 to 30 years. Coal logistics plant and equipment are depreciated over 15 to 20 years. Depreciation is excluded from cost of products sold and operating expenses and is presented separately in the Combined and Consolidated Statements of Income. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Company has recorded capitalized interest costs related to its environmental remediation project (see Note 15) of $3.2 million, $1.0 million, and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
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
A long-lived asset is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2014, 2013 and 2012.
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment at least annually during the fourth quarter. All other intangible assets have finite useful lives and are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. There was no impairment of goodwill or other intangibles during the periods presented. See Note 12.
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
Recently Issued Pronouncements
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". ASU 2015-01 eliminates the concept of extraordinary items from GAAP. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Partnership does not expect this ASU to have a material effect on the Partnership's financial condition, results of operations, or cash flows.
In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity". ASU 2014-16 provides guidance to entities about how to determine the nature of the host contract by considering all terms and features of the hybrid financial instrument. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Partnership does not expect this ASU to have a material effect on the Partnership's financial condition, results of operations, or cash flows.
In November 2014, the FASB issued ASU 2014-17, "Business Combinations (Topic 805): Pushdown Accounting". ASU 2014-17 provides guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements. It is effective on November 18, 2014. The Partnership does not expect this ASU to have a material effect on the Partnership's financial condition, results of operations, or cash flows.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Partnership does not expect this ASU to have a material effect on the Partnership's financial condition, results of operations, and cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. Under this ASU, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Partnership is currently reviewing the provisions of ASU 2014-09 but does not expect this ASU to have a material effect on the Partnership's financial condition, results of operations, and cash flows.

In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. The Partnership does not expect this ASU to have a material effect on the Partnership's financial condition, results of operations, and cash flows.
Labor Concentrations
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. Our operating subsidiaries, including Granite City, had approximately 562 employees at December 31, 2014. Approximately 25 percent of our operating subsidiaries' employees are represented by the United Steelworkers. Additionally, approximately 5 percent are represented by the International Union of Operating Engineers. The labor agreement at the Haverhill cokemaking facility expires on October 31, 2015. We will be working on the renewal of this agreement in 2015 and do not anticipate any work stoppages.
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
In conjunction with the closing of the IPO, we sold 13,500,000 common units, representing a 42.1 percent partnership interest, to the public at an initial public offering price of $19.00 per common unit. Gross proceeds from the offering were approximately $256.5 million and net proceeds were approximately $231.8 million after deducting underwriting discounts and offering expenses of $24.7 million, $6.0 million of which were paid by SunCoke in 2012 and reimbursed by us upon the closing of the IPO. We assumed and repaid $225.0 million of SunCoke's term loan debt, and we retained $67.0 million for environmental remediation project expenditures of Haverhill and Middletown, $12.4 million for sales discounts related to tax credits owed to customers of Haverhill, and $39.6 million to replenish our working capital. We used a portion of the net proceeds from the IPO and the concurrent issuance and sale of senior notes discussed below to make a distribution of $33.1 million to SunCoke to, in effect, reimburse SunCoke for expenditures made during the two-year period prior to the IPO for the expansion and improvement of certain assets, an interest in which SunCoke contributed to us in connection with the IPO pursuant to the Contribution Agreement described above.
Concurrent with the closing of the IPO, we and SunCoke Energy Partners Finance Corp., a Delaware corporation and a wholly owned subsidiary of ours, as co-issuers, issued $150.0 million aggregate principal amount of 7.375 percent senior notes ("Partnership Notes") due in 2020 in a private placement to eligible purchasers. The Partnership Notes are the senior unsecured obligations of the co-issuers and are guaranteed on a senior unsecured basis by each of our existing and certain future subsidiaries other than SunCoke Energy Partners Finance Corp. We received net proceeds of approximately $146.3 million, net of debt issuance costs of $3.7 million, from the offering of the Partnership Notes. We also incurred $2.2 million of debt issuance costs related to entering into a revolving credit facility. See Note 14.
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. SunCoke contributed $67.0 million in satisfaction of this obligation from the proceeds of the IPO, an additional $7.0 million from the Haverhill and Middletown Dropdown (see Note 4) and $45.0 million from the Granite City Dropdown (see Note 21). If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter that was discovered either before or after the closing of the IPO is identified as requiring remediation, SunCoke will indemnify us for up to $50.0 million of any such remediation costs (we will bear the first $5.0 million of any such costs).
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
4. Acquisitions
Haverhill and Middletown Dropdown
On May 9, 2014, we completed the acquisition of an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for a total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown"). The terms of the contribution agreement and the acquisition of the interests in Haverhill and Middletown were approved by the conflicts committee of our general partner’s Board of Directors, which consists entirely of independent directors.
The results of the Haverhill and Middletown operations are consolidated in the combined and consolidated financial statements of the Partnership for all periods presented and any interest in the Haverhill and Middletown operations retained by Sun Coal & Coke is recorded as a noncontrolling interest of the Partnership. Sun Coal & Coke retained a 35 percent interest in Haverhill and Middletown prior to the dropdown and a 2 percent interest in Haverhill and Middletown subsequent to the dropdown. We accounted for the Haverhill and Middletown Dropdown as an equity transaction, which resulted in a $171.3 million reduction to noncontrolling interest for the additional 33 percent interest acquired by the Partnership. Partnership equity was decreased for the difference between the consideration discussed below and the $171.3 million of noncontrolling interest acquired.
Total transaction value for the Haverhill and Middletown Dropdown included $3.4 million of cash to SunCoke, 2.7 million common units totaling $80.0 million issued to SunCoke and $3.3 million of general partner interests issued to SunCoke. We retained $7.0 million of the transaction value to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of the environmental remediation project at Haverhill, which did not impact Partnership equity. In addition, we assumed and repaid approximately $271.3 million of outstanding SunCoke debt and other liabilities, which included a market premium of $11.4 million to complete the tender of certain debt. The market premium was included in Partnership net income. In conjunction with the assumption of this debt, the Partnership also assumed the related debt issuance costs and debt discount, which were included in the adjustments to equity related to the acquisition in the Combined and Consolidated Statement of Equity.
We funded the Haverhill and Middletown Dropdown with $88.7 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent Partnership Notes due in 2020 through a private placement on May 9, 2014. In conjunction with the new senior notes, the Partnership incurred debt issuance costs of $4.9 million, $0.9 million of which was considered a modification of debt and was included in other operating cash flows in the Combined and Consolidated Statement of Cash Flows with the remainder included in financing cash flows. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014.
As Haverhill and Middletown were consolidated both prior to and subsequent to the Haverhill and Middletown Dropdown, the only impact on our Combined and Consolidated Statement of Cash Flows was the related financing activities discussed above.
In conjunction with the closing of the Haverhill and Middletown Dropdown, the Partnership also increased its revolving credit facility by an additional $100.0 million to $250.0 million and extended its maturity date from January 2018 to May 2019. The Partnership paid $1.8 million in fees related to the revolving credit facility amendment, which were included in financing cash flows in the Combined and Consolidated Statement of Cash Flows. See Note 14.
The table below summarizes the effects of the changes in the Partnership’s ownership interest in Haverhill and Middletown on the Partnership’s equity.

Year Ended December 31, 2014
(Dollars in millions)
Net income attributable to SunCoke Energy Partners, L.P.	56.0
Change in SunCoke Energy Partners, L.P. partnership equity for the purchase of an additional 33.0 percent interest in Haverhill and Middletown	(170.1)
Change from net income attributable to SunCoke Energy Partners, L.P. and transfers to noncontrolling interest	$(114.1)
SunCoke Lake Terminal LLC
On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal") for $28.6 million. Prior to the acquisition, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, the Partnership paid $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor, in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The Partnership recognized this payment in selling, general, and administrative expenses on the Combined and Consolidated Statement of Income during 2014.
Located in East Chicago, Indiana, Lake Terminal does not take possession of coal but instead derives its revenue by providing coal handing and blending services to its customers on a per ton basis. Lake Terminal has and will continue to provide coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. In September 2013, Lake Terminal and Indiana Harbor entered into a new 10-year contract with terms equivalent to those of an arm's-length transaction.
The following table summarizes the consideration paid for Lake Terminal and the fair value of the assets acquired at the acquisition date (dollars in millions):

Consideration:
Cash	$28.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Plant, property and equipment	25.9
Inventory	2.7
Total	$28.6
The results of Lake Terminal have been included in the combined and consolidated financial statements since the acquisition date and are included in the Coal Logistics segment. The acquisition of Lake Terminal increased revenues by $13.4 million and $4.6 million and operating income by $1.7 million and $1.9 million for the years ended December 31, 2014 and

2013, respectively. The acquisition of Lake Terminal is not material to the Partnership's combined and consolidated financial statements; therefore, pro forma information has not been presented.
Kanawha River Terminal LLC
On October 1, 2013, the Partnership acquired Kanawha River Terminals ("KRT") for $84.7 million, utilizing $44.7 million of available cash and $40.0 million of borrowings under its existing revolving credit facility. KRT is a leading metallurgical and thermal coal blending and handling service provider with collective capacity to blend and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky. KRT has and will continue to provide coal handling and blending services to third parties as well as the Partnership's Middletown cokemaking operations and certain other SunCoke facilities under contract with terms equivalent to those of an arm's-length transaction. This acquisition is part of the Partnership’s strategy to grow through adjacent business lines. The goodwill of $8.2 million arising from the acquisition is primarily due to the strategic location of KRT’s operations.
The following table summarizes the consideration paid for KRT and the fair value of assets acquired and liabilities assumed at the acquisition date (dollars in millions):

Consideration:
Cash	$84.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	5.2
Plant, property and equipment	67.2
Intangible assets	7.9
Current liabilities	(3.7)
Other long-term liabilities	(0.1)
Total identifiable net assets assumed	76.5
Goodwill	8.2
Total	$84.7
The results of KRT have been included in the combined and consolidated financial statements since the acquisition date and are included in the Coal Logistics segment. Inclusive of intersegment sales of $4.5 million and $1.1 million, KRT had revenues of $41.6 million and $9.0 million for the years ended December 31, 2014 and 2013, respectively. The acquisition of KRT increased operating income by $5.0 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively. The acquisition of KRT is not material to the Partnership’s combined and consolidated financial statements; therefore, pro forma information has not been presented.
5. Noncontrolling Interest
Concurrent with our IPO, the 35 percent interest in each of Haverhill and Middletown retained by SunCoke was recorded as a noncontrolling interest of the Partnership. Subsequent to the Haverhill and Middletown Dropdown, SunCoke's ownership in Haverhill and Middletown decreased to 2 percent and is recorded as noncontrolling interest of the Partnership on the Combined and Consolidated Statement of Income. Net income attributable to noncontrolling interest was $15.7 million and $40.8 million for the years ended December 31, 2014 and 2013, respectively. The Predecessor's combined financial statements include the results of 100 percent of Haverhill and Middletown.
6. Related Party Transactions
The related party transactions with SunCoke and its affiliates are described below.
Transactions with Affiliate
At December 31, 2014 and 2013, the Partnership had net receivables with SunCoke and its affiliates of $3.1 million and $6.4 million, respectively. Coal Logistics provides coal handling and blending services to certain SunCoke cokemaking operations. During 2014 and 2013, Coal Logistics recorded $14.3 million and $4.4 million in revenues derived from services provided to SunCoke’s cokemaking operations. During 2013, the Partnership also purchased and sold coke to other SunCoke entities in order to facilitate certain commercial agreements. Revenues and purchases from these related party transactions in 2013 totaled $19.2 million and $6.0 million, respectively. Pursuant to the omnibus agreement, the terms of these transactions were consistent with the Partnership’s existing customer agreements up to contract maximum production levels. Sales exceeding contract maximum production levels were based on current market values. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $29.9 million and $18.1 million during 2014 and 2013, respectively.
Allocated Expenses
We were allocated expenses of $17.7 million, $16.7 million and $20.8 million in 2014, 2013 and 2012, respectively. These allocated costs are for services provided to us by SunCoke. SunCoke centrally provides engineering, operations, procurement and information technology support to its facilities. In addition, allocated costs include legal, accounting, tax, treasury, insurance, employee benefit costs, communications and human resources. For periods subsequent to the IPO, corporate allocations were recorded based upon the omnibus agreement under which SunCoke will continue to provide us with certain support services. SunCoke will charge us for all direct costs and expense incurred on our behalf and a fee associated with support services provided to our operations.
Parent Net Equity
For the periods prior to the IPO, net transfers to parent are included within parent net equity within the combined financial statements and included intercompany dividends, cash pooling and general financing activities, cash transfers for capital expenditures and corporate allocations, including income taxes.
7. Customer Concentrations
In 2014, the Partnership sold approximately 1.7 million tons of coke to its two primary customers: AK Steel Corporation, or AK Steel, and ArcelorMittal USA, Inc., or ArcelorMittal. The first phase of its Haverhill facility, or Haverhill 1, sells approximately one-half of the production from the Haverhill facility pursuant to long-term contracts with ArcelorMittal. The second phase of its Haverhill facility, or Haverhill 2, sells the remaining balance of coke produced at the Haverhill facility to AK Steel under long-term contracts. All coke sales from the Middletown cokemaking facility, are made pursuant to a long-term contract with AK Steel.
The Partnership generally does not require any collateral with respect to its receivables. At December 31, 2014, the Partnership’s receivables balances were primarily due from ArcelorMittal and AK Steel. As a result, the Partnership experiences concentrations of credit risk in its receivables with these two customers; these concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry. At December 31, 2014, receivables due from ArcelorMittal and AK Steel were $9.8 million and $14.5 million, respectively.
Sales to ArcelorMittal, in total, accounted for $175.9 million, $178.8 million and $207.3 million, or 27 percent, 26 percent and 28 percent, respectively of the Partnership’s total revenues for the years ended December 31, 2014, 2013 and 2012.
Sales to AK Steel, in total, accounted for $402.4 million, $460.5 million and $510.9 million or 62 percent, 67 percent and 69 percent respectively, of the Partnership's total revenues for the years ended December 31, 2014, 2013 and 2012.
8. Cash Distribution and Net Income Per Unit
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
In accordance with our partnership agreement, on April 21, 2014, our board of directors declared a quarterly cash distribution of $0.5000 per unit. This distribution was paid on May 30, 2014 to unitholders of record on May 15, 2014, which included equity issuances related to the Haverhill and Middletown Dropdown, and totaled $19.2 million. On July 21, 2014, our board of directors declared a quarterly cash distribution of $0.5150 per unit. This distribution was paid on August 29, 2014 to unitholders of record on August 15, 2014 and totaled $19.8 million. On October 21, 2014 our board of directors declared a quarterly cash distribution of $0.5275 per unit. This distribution was paid on November 28, 2014 to unitholders of record on November 14, 2014 and totaled $20.5 million. On January 26, 2015 our board of directors declared a quarterly cash distribution of $0.5408 per unit. This distribution will be paid on February 27, 2015 to unitholders of record on February 13, 2015.
Our distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions applicable to the period in which the distributions were earned. The allocation of total quarterly cash distributions to general and limited partners based on the number of units is as follows:

	Three Months Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(Dollars in millions, except per unit amounts)
General partner's distributions:
General partner's distributions	$0.4	$0.4	$1.3	$1.2
General partner's incentive distribution rights	0.5	—	1.3	—
Total general partner's distributions	0.9	0.4	2.6	1.2
Limited partners' distributions:
Common	11.8	7.4	42.3	25.6
Subordinated	8.5	7.4	32.8	25.6
Total limited partners' distributions	20.3	14.8	75.1	51.2
Total Cash Distributions	$21.2	$15.2	$77.7	$52.4
Cash distributions per unit applicable to limited partners(1)	$0.5408	$0.4750	$2.0833	$1.6371

(1)	Represents cash distributions earned.
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
The calculation of earnings per unit is as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in millions, except per unit amounts)
Net income attributable to partners	$56.0	$58.6
General partner's distributions (including incentive distribution rights)	2.6	1.2
Limited partners' distributions on common units	42.3	25.6
Limited partners' distributions on subordinated units	32.8	25.6
Distributions (greater than) less than earnings	(21.7)	6.2
General partner's earnings:
Distributions (including incentive distribution rights)	2.6	1.2
Allocation of distributions (greater than) less than earnings	(0.2)	0.4
Total general partner's earnings	2.4	1.6
Limited partners' earnings on common units:
Distributions	42.3	25.6
Allocation of distributions (greater than) less than earnings	(12.3)	2.9
Total limited partners' earnings on common units	30.0	28.5
Limited partners' earnings on subordinated units:
Distributions	32.8	25.6
Allocation of distributions (greater than) less than earnings	(9.2)	2.9
Total limited partners' earnings on subordinated units	23.6	28.5
Weighted average limited partner units outstanding:
Common - basic and diluted	19.7	15.7
Subordinated - basic and diluted	15.7	15.7
Net income per limited partner unit:
Common - basic and diluted	$1.58	$1.81
Subordinated - basic and diluted	$1.43	$1.81

Unit Activity
Unit activity since our IPO was as follows:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2012	—	—	—	—
Units issued in conjunction with our IPO	13,500,000	2,209,697	15,709,697	15,709,697
Units issued to directors	3,456	—	3,456	—
At December 31, 2013	13,503,456	2,209,697	15,713,153	15,709,697
Units issued in conjunction with the acquisition of additional interest in Haverhill and Middletown	3,220,000	2,695,055	5,915,055	—
Units issued to directors	2,752	—	2,752	—
Units issued under the Equity Distribution Agreement	62,956	—	62,956	—
At December 31, 2014	16,789,164	4,904,752	21,693,916	15,709,697

Allocation of Net Income
The following is a summary of net income for the year ended December 31, 2014 and 2013 including a summary of net income disaggregated between the Predecessor and the Partnership for the year ended December 31, 2013:

	Year Ended December 31,		SunCoke Energy Partners, L.P. Predecessor	SunCoke Energy Partners, L.P.
			Period from January 1, 2013 to January 23, 2013	Period from January 24, 2013 to December 31, 2013
	2014	2013
	(Dollars in millions)
Revenues
Sales and other operating revenue	$648.4	$687.3	$47.6	$639.7
Costs and operating expenses
Cost of products sold and operating expenses	476.4	510.1	36.8	473.3
Selling, general and administrative expenses	21.4	21.4	1.1	20.3
Depreciation and amortization expense	40.6	33.0	1.9	31.1
Total costs and operating expenses	538.4	564.5	39.8	524.7
Operating income	110.0	122.8	7.8	115.0
Interest expense, net	37.1	15.4	0.6	14.8
Income before income tax expense	72.9	107.4	7.2	100.2
Income tax expense	1.2	4.5	3.7	0.8
Net income	71.7	102.9	$3.5	$99.4
Less: Net income attributable to noncontrolling interests	15.7	40.8
Net income attributable to SunCoke Energy Partners, L.P./ Predecessor	56.0	62.1
Less: Predecessor net income prior to initial public offering on January 24, 2013	—	3.5
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$56.0	$58.6
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
The calculation of net income allocated to the general and limited partners was as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in millions)
Net income attributable to partners	$56.0	$58.6
General partner's incentive distribution rights	1.3	—
	54.7	58.6
General partner's ownership interest	2.0%	2.0%
General partner's allocated interest in net income	1.1	1.6
General partner's incentive distribution rights	1.3	—
Total general partner's interest in net income	$2.4	$1.6
Common - public unitholder's interest in net income	$23.8	24.5
Common - SunCoke interest in net income	6.2	4.0
Subordinated - SunCoke interest in net income	23.6	28.5
Total limited partners' interest in net income	$53.6	$57.0

9. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. Earnings from the Middletown operations, however, are subject to a local income tax.
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
The components of income tax disaggregated between the Predecessor and Partnership are as follows:

	Partnership		Predecessor
	Year Ended December 31, 2014	Period from January 24, 2013 to December 31, 2013	Period from January 1, 2013 to January 23, 2013	Year Ended December 31, 2012

		(Dollars in millions)
Income Tax:
U.S. federal	$—	$—	$2.5	$24.4
U.S. state and local	1.2	0.8	1.2	—
Total	$1.2	$0.8	$3.7	$24.4
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense disaggregated between the Predecessor and Partnership is as follows:

	Partnership				Predecessor
	Year Ended December 31, 2014		Period from January 24, 2013 to December 31, 2013		Period from January 1, 2013 to January 23, 2013		Year Ended December 31, 2012

	(Dollars in millions)
Income tax expense at U.S. statutory rate of 35 percent	$25.4	35.0%	$35.1	35.0%	$2.5	35.0%	$28.4	35.0%
Increase (reduction) in income taxes resulting from:
Nonconventional fuel credit	—	—%	—	—%	—	—%	(4.8)	(6.0)%
Partnership income not subject to tax	(25.4)	(35.0)%	(35.1)	(35.0)%	—	—%	—	—%
Local tax for Middletown operations	1.1	1.5%	0.5	0.5%	0.6	8.3%	—	—%
Other	0.1	0.2%	0.3	0.3%	0.6	8.3%	0.8	1.0%
	$1.2	1.7%	$0.8	0.8%	$3.7	51.6%	$24.4	30.0%

The tax effects of temporary differences that comprise the net deferred income tax liability are as follows:

	December 31,
	2014	2013
	(Dollars in millions)
Deferred tax assets:
Local net operating loss	$2.5	$3.2
Other liabilities not yet deductible	0.2	—
Total deferred tax assets	2.7	3.2
Less valuation allowance	(0.5)	(0.3)
Deferred tax asset, net	2.2	2.9
Deferred tax liabilities:
Properties, plants and equipment	(5.4)	(4.9)
Total deferred tax liabilities	(5.4)	(4.9)
Net deferred tax liability	$(3.2)	$(2.0)
The net deferred income tax liability is classified in the consolidated balance sheets as follows:

	December 31,
	2014	2013
	(Dollars in millions)
Current asset	$0.8	$0.8
Noncurrent liability	(4.0)	(2.8)
Net deferred tax liability	$(3.2)	$(2.0)
    As of December 31, 2014, we had a local net operating loss carryforward which will be used to offset future local taxable income. If not used, the carryforward will expire between 2017 and 2018.
Local income tax returns are generally subject to examination for a period of three years after filing of the respective returns. Pursuant to the omnibus agreement, SunCoke will fully indemnify us with respect to any tax liability arising prior to or in connection with the closing of the IPO. There are no uncertain tax positions recorded at December 31, 2014 or 2013 and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2014, 2013 and 2012.
10. Inventories
The Partnership’s inventory consists of metallurgical coal, which is the principal raw material for the Partnership’s cokemaking operations; coke, which is the finished goods sold by the Partnership to its customers; and materials, supplies and other.
These components of inventories were as follows:

	December 31,
	2014	2013
	(Dollars in millions)
Coal	$42.5	$33.1
Coke	1.3	4.1
Material, supplies, and other	22.2	22.1
Total Inventories	$66.0	$59.3

11. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31, (1)
	2014	2013
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$889.7	$836.8
Coal logistics plant, machinery and equipment	83.6	82.6
Land and land improvements	45.3	44.3
Construction-in-progress	41.0	36.3
Other	2.4	1.6
Gross investment, at cost	1,062.0	1,001.6
Less: accumulated depreciation	(168.7)	(130.5)
Total Properties, Plant and Equipment, net	$893.3	$871.1

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $420.0 million and $418.4 million and accumulated depreciation of $43.2 million and $29.0 million at December 31, 2014 and December 31, 2013, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases.

12. Goodwill and Other Intangible Assets
The Partnership completed the acquisition of KRT during 2013 for an aggregate cash consideration, net of cash acquired, of $84.7 million, of which $8.2 million was allocated to goodwill primarily due to the strategic location of KRT's operations. As of December 31, 2014 and 2013, goodwill was $8.2 million for our Coal Logistics segment.
The following table summarized the components of gross and net intangible asset balances as of December 31, 2014 and December 31, 2013 (in millions):

		December 31, 2014			December 31, 2013
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10	$6.7	$0.7	$6.0	$6.7	$0.1	$6.6
Trade name	4	1.2	0.3	0.9	1.2	—	1.2
Total		$7.9	$1.0	$6.9	$7.9	$0.1	$7.8
Total amortization expense for intangible assets subject to amortization was $0.9 million and $0.1 million for the years ended December 31, 2014 and December 31, 2013, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2014, we estimate amortization expense to be $0.8 million in each of the next four years and $0.6 million in the fifth year and all remaining years thereafter.
13. Retirement and Other Post-Employment Benefits Plans
Certain employees of the Partnership's operating subsidiaries participate in defined contribution and postretirement health care and life insurance plans sponsored by SunCoke. These plans have been accounted for in the combined and consolidated financial statements as multi-employer plans and are immaterial to the results of the Partnership for all periods presented.
Defined Contribution Plans
Certain employees of the Partnership's operating subsidiaries participate in defined contribution plans sponsored by SunCoke which provide retirement benefits. The Partnership’s contributions, which are principally based on its allocable portion of SunCoke’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $2.6 million, $1.5 million and $1.2 million in 2014, 2013 and 2012, respectively.

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
14. Debt
At December 31, 2014, the Partnership has $400.0 million of senior notes outstanding and related unamortized debt issuance premium of $11.5 million. At December 31, 2013, the Partnership had $150.0 million of senior notes outstanding and related unamortized discount of $0.3 million as well as $40.0 million outstanding on the revolving credit facility. The following discusses the Partnership's credit facility, senior notes and covenants in more detail:
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
Though SunCoke was the legal entity obligated to repay the Term Loan, effective July 26, 2011, SunCoke allocated $225.0 million of the Term Loan and related debt issuance costs of $5.7 million to the Partnership. Interest expense and amortization of debt issuance costs related to the Term Loan were allocated to the Partnership beginning on July 26, 2011 and totaled $0.3 million, $0.6 million and $10.3 million in 2014, 2013 and 2012, respectively. The amount of consolidated debt attributed to the combined and consolidated financial statements may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded partnership for periods prior to the IPO. Prior to entering into the Credit Agreement, SunCoke did not have any external debt, and no debt or interest expense was allocated to the Predecessor. On January 24, 2013, in conjunction with the IPO, we assumed and repaid the $225.0 million of the Term Loan that was allocated to us. In conjunction with the repayment, we incurred a charge of approximately $2.9 million in 2013 representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan extinguished, which is recorded in interest expense on the Combined and Consolidated Statement of Income.
In conjunction with the closing of the IPO in 2013, the Partnership also entered into a $100.0 million revolving credit facility ("the Partnership Revolver") with a term extending through January 2018. The Partnership incurred issuance costs of $2.2 million in conjunction with entering into this new revolving credit facility. This credit facility was amended on August 28, 2013, increasing the total aggregate commitments from lenders to $150.0 million and also providing for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. The Partnership paid $0.9 million in fees related to the credit facility amendment. The fees have been included in deferred charges and other assets in the Consolidated Balance Sheet, which will be amortized over the life of the facility. On October 1, 2013 the Partnership borrowed $40.0 million against the revolving credit facility for the purchase of KRT. In connection with the Haverhill and Middletown Dropdown in 2014, the Partnership repaid $40.0 million on the Partnership Revolver and amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019. The Partnership paid $1.8 million in 2014 for fees related to the Partnership Revolver amendment, which are included in deferred charges and other assets in the Consolidated Balance Sheet. The weighted-average interest rate for borrowings under the revolving credit facility during 2014 was 2.39 percent. At December 31, 2014, $250.0 million was available on the Partnership Revolver. Commitment fees are based on the unused portion of the Partnership Revolver at a rate of 0.40 percent.
Senior Notes
With the closing of the IPO, the Partnership issued $150.0 million of Partnership Notes. In conjunction with this transaction, the Partnership incurred debt issuance costs of $3.7 million, $0.8 million of which were expensed immediately and were included in interest expense on the Combined and Consolidated Statement of Income as it related to the portion of the issuance that was considered a modification of the existing Term Loan discussed above.
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
On May 9, 2014, in connection with the Haverhill and Middletown Dropdown, the Partnership issued $250.0 million of add-on Partnership Notes. Proceeds of $263.1 million included an original issue premium of $13.1 million. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014. The Partnership incurred debt issuance costs of $4.9 million, of which $0.9 million was considered a modification of debt and was immediately expensed and recorded in interest expense, net in the Combined and Consolidated Statement of Income and was included in other operating cash flows in the Combined and Consolidated Statement of Cash Flows.
Also, in connection with the Haverhill and Middletown Dropdown, the Partnership assumed from SunCoke and repaid $99.9 million of Term Loan and $160.0 million of Notes. The Partnership also paid a market premium of $11.4 million to complete the tender of the Notes, which was included in interest expense, net in the Combined and Consolidated Statement of Income. Debt extinguishment costs, including unamortized debt issuance costs and original issue discount, of $3.1 million were immediately expensed and recorded in interest expense, net in the Combined and Consolidated Statement of Income.
Covenants
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. As of December 31, 2014, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
There are no debt maturities in each of the next four years. Debt maturities in 2020 are $400.0 million.
15. Commitments and Contingent Liabilities
The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2015	$1.5
2016	0.9
2017	0.4
2018	0.4
2019	0.4
2020-Thereafter	0.3
Total	$3.9
The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stem from alleged violations of air operating permits for this facility. SunCoke is working in a cooperative manner with the EPA and Ohio Environmental Protection Agency to address the allegations and has entered into a consent degree in federal district court with these parties. The consent decree includes an approximately $2.2 million civil penalty payment that was paid by SunCoke in December 2014, as well as the capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities.
We retained $119 million in proceeds from the Partnership offering, Haverhill and Middletown Dropdown and January 2015 Granite City Dropdown (see Note 21) for environmental capital expenditures related to these projects. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke.

Prior to our formation, SunCoke spent approximately $5 million related to these projects. The Partnership spent approximately $68 million to date and expects to spend approximately $50 million in 2015 and 2016.
The Partnership is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Partnership at December 31, 2014.
16. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Years Ended
	2014	2013	2012
			(Predecessor)
	(Dollars in millions)
Debt assumed by SunCoke Energy Partners, L.P.	$271.3	$225.0	$—
Net assets of the Predecessor not assumed by SunCoke Energy Partners, L.P.:
Accounts receivable	—	39.6	—
Deferred taxes	—	18.3	—
The Partnership made cash interest payments of $15.7 million and $6.0 million during 2014 and 2013, respectively.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership had no cash equivalents at December 31, 2014 and $12.0 million of cash equivalents at December 31, 2013.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2014 and 2013 the estimated fair value of the Partnership’s long-term debt was estimated to be $415.7 million and $156.5 million, respectively, compared to a carrying amount of $411.5 million and $149.7 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 2 inputs.

18. Equity Distribution Agreement
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
During 2014, the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement.
19. Business Segment Information
The Partnership derives its revenues from the Domestic Coke and Coal Logistics reportable segments. Domestic Coke operations are comprised of the Haverhill and Middletown cokemaking facilities, located in Ohio. Both facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Coke sales at each of the Partnership's cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal and AK Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2014	2013
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$597.9	$674.8
Coal Logistics	50.5	12.5
Coal Logistics intersegment sales	4.5	1.1
Elimination of intersegment Sales	(4.5)	(1.1)
Total Sales and other operating revenue	$648.4	$687.3
Adjusted EBITDA:
Domestic Coke	$143.5	$157.3
Coal Logistics	14.3	4.7
Corporate and Other	(7.2)	(6.8)
Total Adjusted EBITDA	$150.6	$155.2
Depreciation and amortization expense:
Domestic Coke	$33.0	$31.2
Coal Logistics	7.6	1.8
Total Depreciation and amortization expense	$40.6	$33.0
Capital expenditures:
Domestic Coke	$59.5	$41.3
Coal Logistics	2.9	0.2
Total Capital expenditures	$62.4	$41.5

	December 31, 2014	December 31, 2013
	(Dollars in millions)
Segment assets:
Domestic Coke	$926.7	$884.2
Coal Logistics	116.6	120.6
Corporate and Other	14.7	22.7
Total Assets	$1,058.0	$1,027.5
The following table sets forth the Partnership’s total sales and other operating revenue by product or service:

	Years Ended December 31,
	2014	2013	2012
			(Predecessor)
	(Dollars in millions)
Cokemaking revenues	$551.4	$630.2	$698.8
Energy revenues	46.4	44.5	41.4
Coal logistics revenues	48.6	11.3	—
Other revenues	2.0	1.3	—
Total	$648.4	$687.3	$740.2
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
Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Year Ended December 30,
	2014	2013	2012
			(Predecessor)
	(Dollars in millions)
Adjusted EBITDA attributable to Predecessor/SunCoke Energy Partners, L.P.	$130.9	$103.5	$127.4
Add: Adjusted EBITDA attributable to noncontrolling interest (1)	19.7	51.7	—
Adjusted EBITDA	$150.6	$155.2	$127.4
Subtract:
Depreciation and amortization expense	40.6	33.0	33.2
Interest expense, net	37.1	15.4	10.3
Income tax expense	1.2	4.5	24.4
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (2)	—	(0.6)	2.7
Net income	$71.7	$102.9	$56.8

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes and depreciation.
(2) Sales discounts are related to nonconventional fuel tax credits, which expired in 2012. At December 31, 2012, we had $12.4 million in accrued sales discounts to be paid to a customer at the Haverhill facility. During the first quarter of

2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. The gain was recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income.
20. Selected Quarterly Data (unaudited)

	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per unit amounts)
Sales and other operating revenue	$161.4	$160.7	$158.7	$167.6	$184.9	$167.7	$162.0	$172.7
Gross profit(1)	$31.2	$32.8	$33.2	$34.2	$38.9	$34.1	$34.8	$36.4
Net income(2)	$23.1	$5.8	$20.8	$22.0	$23.9	$26.4	$24.5	$28.1
Net income attributable to SunCoke Energy Partners, L.P. subsequent to initial public offering	$13.2	$1.2	$20.2	$21.4	$11.8	$15.8	$13.7	$17.3
Net income per common unit (basic and diluted)	$0.41	$0.03	$0.52	$0.55	$0.37	$0.49	$0.43	$0.53
Net income per subordinated unit (basic and diluted)	$0.41	$0.02	$0.52	$0.55	$0.37	$0.49	$0.43	$0.53
Cash distribution per unit paid during period	$0.4750	$0.5000	$0.5150	$0.5275	$—	$0.3071	$0.4225	$0.4325

(1)	Gross profit equals sales and other operating revenue less cost of products sold, operating expenses and depreciation and amortization.

(2)	Net income in the second quarter of 2014 was unfavorably impacted by costs associated with the Haverhill and Middletown Dropdown.
21. Subsequent Events
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Gateway Energy and Coke Company, LLC ("Granite City") cokemaking facility for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest continues to be owned by SunCoke. The Granite City cokemaking facility, which began operations in 2009, has annual cokemaking capacity of 650 thousand tons and produces super-heated steam for power generation. Both the coke and power are provided to U.S. Steel under a long-term take-or-pay contract that expires in 2025. In connection with this agreement, the Partnership issued common units totaling approximately $50.7 million and $1.0 million of general partner interests to SunCoke. In addition, the Partnership assumed and repaid $135.0 million principal amount of SunCoke’s outstanding 7.625 percent senior notes and paid $5.6 million of accrued interest and $7.7 million of redemption premium in connection therewith. To fund this debt assumption and redemption, the Partnership issued $200.0 million of add-on 7.375 percent unsecured senior notes. The remaining cash of $45.0 million was used to pre-fund SunCoke’s obligation to indemnify the Partnership for the anticipated cost of an environmental project at Granite City, pay transaction costs, and for general partnership purposes.

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
Management’s Report on Internal Control over Financial Reporting
The management of our general partner, including our general partner’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to the management of our general partner regarding the preparation and fair presentation of published financial statements.
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2014, the management of our general partner used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013 framework). Based on such evaluation, the management of our general partner concluded that our internal control over financial reporting was effective as of December 31, 2014.
The management of our general partner, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.
Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002 until such date as we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Management of SunCoke Energy Partners, L.P.
We are managed and operated by the Board of Directors and executive officers of our general partner. SunCoke owns, directly or indirectly, 28.7 percent of our outstanding common units and all of our outstanding subordinated units and incentive distribution rights. As a result of its ownership of our general partner, SunCoke has the right to appoint all members of the Board of Directors of our general partner, including the independent directors. Our unitholders are not entitled to appoint the directors of our general partner or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to SunCoke.
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
SunCoke indirectly controls our general partner and indirectly owns a significant limited partner interest in us. All of our general partner’s named executive officers are employed as executive officers of SunCoke. Our general partner’s executive officers allocate their time between managing our business and affairs and those of SunCoke. Such executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. In addition to rendering services to us, these executive officers devoted a majority of their professional time to SunCoke during 2014. These executives participate in the employee benefit plans and compensation arrangements of SunCoke, and the Compensation Committee of SunCoke’s Board of Directors sets the components of their compensation, including salary and annual incentive. We have no control over this compensation determination process. Please refer to SunCoke Energy, Inc.’s 2014 Annual Meeting Proxy Statement for information on the compensation of these executive officers.
Under the terms of our omnibus agreement with SunCoke, we do not pay a management fee or other compensation in connection with our general partner’s management of our business. However, we reimburse our general partner and its affiliates (including SunCoke) for direct costs and expenses they incur and payments they make in providing general and administrative services for our benefit. Corporate and other costs and expenses incurred by SunCoke and its affiliates that are directly attributable to Partnership entities will be allocated to us. A portion of all remaining corporate and other costs and expenses incurred by SunCoke and its affiliates are allocated to us, based on SunCoke’s estimate of the proportionate level of effort attributable to our operations. SunCoke allocates these corporate and other costs on the basis of the costs and the level of support attributable to the applicable operating facilities for each function performed by the sponsor (e.g., HR, legal, finance, tax, treasury, communications, engineering, insurance, etc.), rather than on the basis of time spent by individual officers acting within a function. The estimated cost and level of support for each of our operating facilities is based on a weighted average of certain factors determined by management of SunCoke, including the type of operations and products produced, as well as contract and business complexity at each facility. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed.
Each year, our general partner determines the aggregate amount to be reimbursed to SunCoke, by us, taking into account the totality of services performed for our benefit by the named executive officers during the calendar year. The amounts reimbursed to SunCoke are not calculated with regard to an executive officer's time spent on our business matters versus those of SunCoke. There is no specific allocation of a portion of a shared officer's compensation in connection with services rendered on our behalf. During 2014, SunCoke allocated $17.7 million of expenses in the aggregate for the services they provided to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further discussion of our relationships and transactions with SunCoke and its affiliates.
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

Our Directors, Executive Officers and Other Key Executives

Name	Age	Position with Our General Partner
Frederick A. Henderson	56	Chairman, Chief Executive Officer and Director
Michael J. Thomson	56	President, Chief Operating Officer and Director
Denise R. Cade	52	Senior Vice President, General Counsel, Corporate Secretary and Director
Fay West	45	Senior Vice President, Chief Financial Officer and Director
Allison S. Lausas	35	Vice President and Controller
C. Scott Hobbs	61	Director
Wayne L. Moore	57	Director
Nancy M. Snyder	61	Director
Frederick A. Henderson. Mr. Henderson was named Chief Executive Officer and appointed as the Chairman to the Board of Directors of our general partner in July 2012. In December 2010, Mr. Henderson was elected as Chairman and Chief Executive Officer of SunCoke. He also served as a Senior Vice President of Sunoco, Inc. (a transportation fuel provider with interests in logistics) from September 2010 until the initial public offering of SunCoke in July 2011. From February 2010 until September 2010, he was a consultant for General Motors LLC, and from March 2010 until August 2010, he was a consultant for AlixPartners LLC (a business consulting firm). He was President and Chief Executive Officer of General Motors (a global automotive company) from April 2009 until December 2009. He was President and Chief Operating Officer of General Motors from March 2008 until March 2009. He was Vice Chairman and Chief Financial Officer of General Motors from January 2006 until February 2008. He was Chairman of General Motors Europe from June 2004 until December 2005. Mr. Henderson is a director of Marriott International, Inc. (a worldwide lodging and hospitality services company), where he serves as a chair of the Audit Committee. Mr. Henderson also is a trustee of the Alfred P. Sloan Foundation and chair of its Audit Committee. Mr. Henderson previously served as a Director of Compuware Corporation (from 2011-2014), a technology performance company; he served as chair of its Audit Committee and as a member of its Nominating/Governance and Advisory Committees. We believe that Mr. Henderson, having worked for over 27 years at General Motors and over four years at SunCoke, is a highly experienced senior-level executive, with general operations, manufacturing and marketing experience, as well as senior-level strategic planning, business development, managerial and management development and compensation experience. Mr. Henderson also possesses health, environment and safety experience (by virtue of his oversight experience at General Motors). Additionally, Mr. Henderson possesses financial expertise by virtue of his education (an MBA from Harvard Business School) and experience (including Vice Chairman and Chief Financial Officer of General Motors).
Michael J. Thomson. Mr. Thomson was named as President and Chief Operating Officer and appointed to the Board of Directors of our general partner in July 2012. In December 2010 Mr. Thomson was appointed as President and Chief Operating Officer of SunCoke. From May 2008 until December 2010, he served as President, SunCoke Technology and Development LLC. He was Vice President, Sunoco and Executive Vice President, SunCoke Technology and Development LLC from March 2007 to May 2008 and held the additional position of Chief Operating Officer of SunCoke Technology and Development LLC from January 2008 to May 2008. He also served as a Senior Vice President of Sunoco from May 2008 until the initial public offering of SunCoke in July 2011. He was President of PSEG Fossil LLC, a subsidiary of Public Service Enterprise Group Incorporated, or PSEG (a diversified energy group), from August 2003 to February 2007. We believe that Mr. Thomson’s energy industry experience, as well as his experience with SunCoke, provides the Board of Directors with valuable experience in general operations, and managerial development. Mr. Thomson also possesses health, environment and safety oversight experience by virtue of his oversight experience as a senior-level executive at PSEG.
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

Fay West. Ms. West was appointed as Senior Vice President and Chief Financial Officer of both our general partner and of SunCoke in October 2014 and, at that time, was also appointed to the Board of Directors of our general partner. Prior to that time, she served as Vice President and Controller of our general partner since July 2012, and as Vice President and Controller of SunCoke since February 2011. Prior to joining SunCoke, Ms. West was Assistant Controller at United Continental Holdings, Inc. (an airline holding company) from April 2010 to January 2011. She was Vice President, Accounting and Financial Reporting for PepsiAmericas, Inc. (a manufacturer and distributor of beverage products) from December 2006 through March 2010 and Director of Financial Reporting from December 2005 to December 2006. Ms. West worked at GATX Corporation from 1998 to 2005 in various accounting roles, including Vice President and Controller of GATX Rail Company from 2001 to 2005 and Assistant Controller of GATX Corporation from 2000 to 2001. Ms. West’s financial and accounting expertise and her broad industry and management experience, as well as her experience with SunCoke, provides the board with valuable expertise in senior level strategic planning and financial disclosure and reporting matters.
Allison S. Lausas. Ms. Lausas was appointed Vice President and Controller of both our general partner and of SunCoke in October 2014. Ms. Lausas joined SunCoke in 2011 and most recently held the role of Assistant Controller. Prior to joining SunCoke Energy, Inc., she worked as an auditor at KPMG, LLP, an audit, advisory and tax services firm, from 2002 to 2011 where she served both public and private corporations in the consumer and industrial markets.
C. Scott Hobbs. Mr. Hobbs was appointed to the Board of Directors of our general partner in January 2013. Since June 2014, he has been a director of the general partner of Enable Midstream Partners, L.P., a publicly-traded master limited partnership that provides mid-stream energy logistics services. Since April 2006, Mr. Hobbs has provided consulting and advisory services to clients evaluating major projects, acquisitions and divestitures principally involving assets in the energy industry. From February 2005 through March 2006, Mr. Hobbs was Executive Chairman and a director of Optigas, Inc., a private midstream gas company, and, from January 2004 through February 2005, he was President and Chief Operating Officer of KFX, Inc. (now Evergreen Energy, Inc.), a public company that developed clean coal technologies. From 1977 to 2001, Mr. Hobbs worked for the Coastal Corporation, where his last position was Chief Operating Officer of Colorado Interstate Gas Co. and its Rocky Mountain affiliates. Mr. Hobbs previously served as a director of American Oil and Gas Inc., where he served on the audit, compensation and governance committees, CVR Energy, Inc., where he served on the audit and governance committees, and Buckeye Partners, L.P., where he served on the audit and governance committees. Mr. Hobbs is an experienced corporate executive with over 30 years of senior-level management experience in the energy industry, including experience as a director of the general partner of a publicly traded master limited partnership. He also has extensive knowledge in auditing, compensation and governance.
Wayne L. Moore. Mr. Moore was appointed to the Board of Directors of our general partner in January 2013. He serves on the Board of Directors of Madison Capital Partners, a Chicago-based private equity fund, EPay Systems, a privately-held technology company headquartered in Chicago, and Petwell Partners, L.P., an investment partnership. From 1986 until his retirement in 2008, Mr. Moore served in various senior roles at Goldman Sachs & Co. (“Goldman”). Mr. Moore was elected a managing director at Goldman in 1997 and as a partner in 1998. Mr. Moore specialized in advising clients with respect to hostile mergers and acquisition activity and ran Goldman’s investment banking operations in Germany from 2000 to 2005, when he returned to Goldman’s Chicago office. Prior to joining Goldman, Mr. Moore worked as an engineer at Fluor Corporation with a focus on the design of fired heaters and heat exchange equipment in various refinery and petrochemical facilities. In addition, Mr. Moore serves on the Board of Directors of the Chicago Council on Global Affairs and on the board of trustees of Rush University Medical Center. Mr. Moore is an experienced corporate executive, with over 25 years of experience in senior level management and advisory positions and extensive knowledge regarding acquisitions, company management and technical issues.
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
Board Meetings; Committees of the Board of Directors
The Board of Directors of our general partner has an audit committee and a conflicts committee. The Board of Directors of our general partner does not have a compensation committee, but the Board of Directors of our general partner approves equity grants. No grants of Partnership equity were awarded to executive officers during 2014. The Board of Directors of our general partner held seven regular meetings and three special meetings in fiscal 2014. Each director who served in fiscal 2014 attended at least 90 percent of the meetings of the Board of Directors and 100 percent of the meetings of the Committees on which he or she served during the periods that he or she served in fiscal 2014.
Audit Committee
The audit committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Hobbs and Moore and Ms. Snyder, all of whom meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee is chaired by Mr. Moore. The Board of Directors of our general partner has determined that Messrs. Hobbs and Moore are “audit committee financial experts” within the meaning of the SEC rules. The audit committee operates pursuant to a written charter, a copy of which is available on our website at www.sxcpartners.com. The audit committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm, (4) oversee and monitor the Partnership’s internal audit function and independent auditors, and (5) monitor compliance with legal and regulatory requirements, including our Code of Business Conduct and Ethics. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee met ten times in fiscal 2014.
Conflicts Committee
Messrs. Hobbs and Moore and Ms. Snyder serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee is chaired by Mr. Hobbs. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including SunCoke, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a Board of Directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The conflicts committee met 11 times in fiscal 2014.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, or SEC. We believe that during 2014, all SEC filings of our general partner’s officers and directors complied with the requirements of Section 16 of the Securities Exchange Act, based upon a review of forms filed, or written notice that no annual forms were required.

Item 11.	Executive Compensation
We and our general partner were formed in July 2012 and had no material assets or operations until the closing of our initial public offering on January 24, 2013. Accordingly, our general partner did not begin accruing any obligations with respect to compensation of its directors and executive officers for any periods prior to January 24, 2013. Further, no portion of the compensation paid by SunCoke to our executives prior to January 24, 2013 is attributable to services performed by those executives for us. As such, there is no compensation discloses in the Summary Compensation Table below with respect to our named executive officers for the fiscal year ended December 31, 2012.
Compensation Discussion and Analysis
We are managed by the executive officers of our general partner who are also executive officers of, and are employed by, SunCoke and they participate in the employee benefit plans and compensation arrangements of SunCoke. Neither we nor our general partner have a compensation committee. The executive officers of our general partner are compensated directly by SunCoke. All decisions as to the compensation of the executive officers of our general partner who are involved in our management are made by the Compensation Committee of SunCoke. Therefore, we do not have any policies or programs relating to compensation of the executive officers of our general partner and we make no decisions relating to such compensation. We have no control over this compensation determination process. Other than any awards that may be granted in the future under our Long-Term Incentive Plan, the compensation of our general partner’s executive officers currently is, and in the future will be, set by SunCoke. The executive officers of our general partner will continue to participate in SunCoke’s employee benefit plans and arrangements, including any SunCoke plans that may be established in the future. Pursuant to the terms of our omnibus agreement with SunCoke, we reimburse SunCoke for a portion of SunCoke’s compensation expense related to our general partner’s executive officers (which expenses include the share of the compensation paid to the executive officers of our general partner attributable to the time they spend managing out business). See “Item 10, Directors, Executive Officers and Corporate Governance-Management of SunCoke Energy Partners, L.P.” for information regarding the omnibus agreement and allocation of expenses between the entities that share the services of these executives. None of the executive officers of our general partner have employment agreements with us or are otherwise specifically compensated by us for their service as an executive officer of our general partner.
A full discussion of the policies and programs of the Compensation Committee of SunCoke will be set forth in the proxy statement for SunCoke’s 2015 annual meeting of stockholders which will be available upon its filing on the SEC’s website at www.sec.gov and on SunCoke’s website at www.suncoke.com at the “Investor Relations - Annual Report & Proxy” tab. SunCoke’s 2015 Proxy Statement also will be available free of charge from the Corporate Secretary of our general partner.

Summary Compensation Table
The following table sets forth certain information with respect to SunCoke’s compensation of our general partner’s named executive officers (NEOs), consisting of our principal executive officer, principal financial officer, and up to three other most highly compensated executive officers. The table summarizes the compensation attributable to services performed for us by our general partner’s NEOs during fiscal years 2013 and 2014, but determined and paid by SunCoke. The amounts reported in the table below were calculated based upon an estimate of the portion of each NEO’s total compensation paid by SunCoke which was reimbursed by us pursuant to the terms of the omnibus agreement. Further information regarding the compensation of our general partner’s NEOs, who also are named executive officers of SunCoke, will be set forth in SunCoke’s 2015 Proxy Statement. Compensation amounts set forth in SunCoke’s 2015 Proxy Statement will include all compensation paid by SunCoke, including the amounts shown in the table below, which are attributable to services performed for us.

Name and Principal Position (1)	Year	Salary	Bonus (2)	Stock Awards (3)	Option Awards (4)	Nonequity Inventive Plan Compensation (5)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All other Compensation (7)	Total
Frederick A. Henderson Chairman & CEO	2014	$292,500	$—	$723,417	$475,665	$183,784	$—	$51,776	$1,727,142
	2013	96,538	—	227,033	138,750	118,232	—	$17,843	598,396
Michael J. Thomson President & COO	2014	153,000	—	160,876	87,083	65,545	—	22,248	488,752
	2013	50,327	—	50,195	24,938	41,698	—	7,209	174,367
Fay West Senior VP & CFO	2014	96,381	—	40,949	19,027	40,039	—	11,851	208,247
Denise R Cade Senior VP, General Counsel & Corp, Secretary	2014	113,135	—	72,924	39,473	53,721	—	15,135	294,388
	2013	36,211	—	22,193	11,025	25,350	—	4,890	99,669
Mark E. Newman Former Senior VP & CFO	2014	123,866	12,692	139,851	75,699	—	—	22,431	374,539
	2013	47,211	20,000	40,509	20,125	38,029	—	6,626	172,500
NOTES TO TABLE:

(1)
Name and Principal Position. Each of our NEOs split their professional time between SunCoke and us, and all compensation paid to them is determined and paid by SunCoke. In accordance with SEC rules, a portion of the total compensation paid by SunCoke to the NEOs is allocated to the services performed for us, based on an estimate of the portion of each NEO’s compensation which was reimbursed by us to SunCoke pursuant to the terms of the omnibus agreement, and which we believe accurately reflects the amount of compensation each NEO was paid for the services provided to us. As a result, the compensation data presented in this table reflect an allocation of 10% of the total amount of compensation each NEO received from SunCoke for 2013. For 2014, the applicable allocation percentage was 30 percent. The total compensation paid by SunCoke to the NEOs in 2013 and 2014, as well as a discussion of how their compensation was determined, is disclosed in SunCoke’ 2015 Annual Meeting Proxy Statement. Mr. Newman resigned as Senior Vice President and Chief Financial Officer in October 2014, at which time Ms. West was appointed as Senior Vice President and Chief Financial Officer.

(2)
Bonus. The figure shown for Mr. Newman in 2013 represents the amount attributable to us for each of the following: (a) the final portion ($150,000) of a sign-on bonus paid by SunCoke; and (b) payment of an annual allowance ($50,000) for travel and living expenses, in lieu of SunCoke’s customary relocation benefit.

(3)
Stock Awards. Equity awards were granted to the NEOs pursuant to the terms of the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“LTPEP”), and include time-based and performance-based restricted stock units (RSUs and PSUs, respectively). The amounts shown in the table are the grant date fair value for the portion of such awards attributable to us, computed in accordance with FASB ASC Topic 718. The assumptions used by SunCoke to determine the grant date fair value of these equity awards can be found in SunCoke’s Annual Report on Form 10-K for the year-ended December 31, 2014. For each NEO, the number and value of outstanding SunCoke equity awards (including unvested restricted stock units) at year-end is reported in SunCoke’s 2015 Annual Meeting Proxy Statement. PSUs awarded under the LTPEP are subject to three-year “cliff” vesting and are settled in shares of SunCoke common stock, with eventual payout ranging from zero to 200% of target, depending upon the level of attainment of specified pre-determined performance goals and objectives for SunCoke.

(4)
Option Awards. Nonqualified stock option awards are granted under the terms of pursuant to the terms of the SunCoke LTPEP. Amounts shown are the grant date fair value of SunCoke stock option awards attributable to us computed in accordance with FASB ASC Topic 718. The assumptions used by SunCoke to determine the grant date fair value of the option awards can be found in SunCoke’s Annual Report on Form 10-K for the year-ended December 31, 2014. Once vested, the options may be exercised to acquire shares of SunCoke’s common stock. The NEOs do not receive any option awards from us. For each NEO, the number and value of outstanding SunCoke equity awards (including unexercised stock options) at year-end is reported in SunCoke’s 2015 Annual Meeting Proxy Statement.

(5)
Non -Equity Incentive Plan. SunCoke provides a performance-based annual cash incentive plan (the “AIP”), in which our NEOs participate. Payments under the AIP are based upon the levels of attainment of certain pre-determined financial and operating goals of SunCoke. The AIP works in conjunction with SunCoke’s Senior Executive Incentive Plan, or SEIP, which acts as an overlay to the AIP and sets a performance-based ceiling on the amounts paid under the AIP so that such amounts meet the deductibility requirements of Section 162(m) of the Internal Revenue Code. For 2013 and 2014, all of our NEOs participated in both the AIP and the SEIP, except for Mr. Newman and Ms. West (in their respective roles as CFO, neither was subject to Section 162(m)).

(6)
Change in Pension Value and Nonqualified Deferred Compensation Earnings. SunCoke does not maintain any defined benefit pension plan, or supplemental executive retirement plan for its named executive officers, including our NEOs. However, our NEOs do participate in: (a) the SunCoke Energy, Inc. 401(k) Plan, a tax-qualified defined contribution plan available to all employees; and (b) the SunCoke Energy, Inc. Savings Restoration Plan, a nonqualified defined contribution plan for executives whose compensation exceeds IRS limits on compensation applicable to SunCoke’s 401(k) plan. For the periods presented in the table, there were no above-market, or preferential, earnings on any compensation deferred under SunCoke’s Savings Restoration Plan. Please refer to the “Nonqualified Deferred Compensation” table in SunCoke’s 2015 Proxy Statement for further details of each NEOs aggregate earnings and account balance under SunCoke’s Savings Restoration Plan.

(7)
All Other Compensation. Amounts shown represent payments made by SunCoke on behalf of the NEOs and attributable to us. These amounts include annual and matching contributions to SunCoke’s 401(k) Plan and to SunCoke’s Savings Restoration Plan, exclusively. None of these amounts were provided directly by us. No perquisites are disclosed because SunCoke does not provide its named executive officers (including our NEOs) with perquisites or other personal benefits such as company vehicles, club memberships, financial planning assistance, or tax preparation services.

Long-Term Incentive Plan
In connection with the completion of our initial public offering in 2013, our general partner adopted the SunCoke Energy Partners, L.P. Long-Term Incentive Plan, or LTIP. The LTIP allows for grants of (1) restricted units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other Unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs, collectively referred to as Awards. The LTIP provides our general partner with maximum flexibility with respect to the design of compensatory arrangements for employees, officers, consultants, and directors of our general partner and any of its affiliates providing services to us. However, the only equity issued under the LTIP as of December 31, 2014 were quarterly payments of common units to those non-employee directors of our general partner who did not elect to defer receipt of their common unit retainer. Please see the section entitled “Director Compensation” for additional information regarding the compensation program for the non-employee directors of our general partner.
The LTIP is administered by the board of directors of our general partner or an alternative committee appointed by the board of directors of our general partner, which we refer to together as the “committee” for purposes of this summary. The committee has the power to determine to whom and when Awards will be granted, determine the amount of Awards (measured in cash or in shares of our common units), proscribe and interpret the terms and provisions of each Award agreement (the terms of which may vary), accelerate the vesting provisions associated with an Award, delegate duties under the LTIP and execute all other responsibilities permitted or required under the LTIP. The maximum aggregate number of common units that may be issued pursuant to any and all Awards under the LTIP shall not exceed 1,600,000 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, as provided under the LTIP.
If a common unit subject to any Award is not issued or transferred, or ceases to be issuable or transferable for any reason, including (but not exclusively) because units are withheld or surrendered in payment of taxes or any exercise or purchase price relating to an Award or because an Award is forfeited, terminated, expires unexercised, is settled in cash in lieu of common units, or is otherwise terminated without a delivery of units, those common units will again be available for issue, transfer, or exercise pursuant to Awards under the LTIP, to the extent allowable by law. Common units to be delivered pursuant to awards under our LTIP may be common units acquired by our general partner in the open market, from any other person, directly from us, or any combination of the foregoing.
SunCoke Compensatory Plans, Agreements, and Programs
The executive officers of our general partner, including our NEOs, are employed by SunCoke and they participate in the employee benefit plans, including retirement plans, and compensation arrangements of SunCoke. In accordance with the omnibus agreement, we reimburse our sponsor, SunCoke, for the portion of costs and expenses incurred by sponsor entities that are allocated to us, including the cost of salaries and other employee benefits, such as 401(k), pension, bonuses and health insurance benefits relating to SunCoke employees who provide services to us (including our Named Executive Officers). The following is a brief description of the severance, retirement, and change of control benefits provided by SunCoke.
Retirement Benefits. SunCoke does not maintain any tax-qualified defined benefit pension plan, or supplemental executive retirement plan. However, our NEOs have the opportunity to participate in the following SunCoke Energy, Inc. retirement plans:

•
SunCoke 401(k) Plan. SunCoke offers all of its employees, including the NEOs, the opportunity to participate in the SunCoke 401(k) Plan, formerly known as SunCoke Energy Profit Sharing and Retirement Plan, which is a tax qualified defined contribution plan with 401(k) and profit sharing features designed primarily to help participating employees accumulate funds for retirement. Our NEOs may make elective contributions, and SunCoke makes company contributions consisting of a matching contribution equal to 100 percent of employee contributions up to 5 percent of eligible compensation and an employer contribution equal to 3 percent of eligible compensation. All NEOs are eligible to receive these contributions.

•
Savings Restoration Plan. The Savings Restoration Plan, or SRP, is an unfunded, nonqualified deferred compensation plan administered by SunCoke and made available to participants in the SunCoke 401(k) Plan whose compensation exceeds the IRS limits on compensation that can be taken into account under that Plan ($260,000 for 2014). Under the SRP, employees can make an advance election to defer on a pre-tax basis up to 50 percent of the portion of their salary and bonus that exceeds the compensation limit. Such amounts will be credited to a bookkeeping account established for each participant as of the date the amounts would otherwise have been paid to the participant. Employer contributions will be credited to the accounts of each employee who elects to defer compensation and they consist of (1) a matching contribution equal to 100 percent of the first 5 percent of compensation deferred by the participant under the SRP and (2) an additional contribution equal to 3 percent of the compensation deferred by the participant under the SRP. SunCoke Energy can also make additional discretionary contributions. Participants are fully vested in their own deferrals as well as the 3 percent employer contribution, and will vest in the employer matching contributions and discretionary contributions in accordance with the vesting schedule in the 401(k) Plan, which provides for 100 percent vesting after three years of service. Participants can direct the investment of their bookkeeping accounts among the same investment alternatives available under the 401(k) Plan. Unless the participant elects otherwise, distributions are made in a lump sum on the first day of the seventh month following termination of employment with SunCoke (or immediately to the participant’s beneficiary in the event of the participant’s earlier death). The participant can elect, prior to his or her first year of participation, to receive a distribution in installments over two to ten years instead of a lump sum if he or she terminates due to retirement, which is defined as termination after attaining age 55 with 10 years of service, or age 60 with 5 years of service. In addition, a participant can elect, concurrently with the annual deferral election, to receive an in-service lump sum distribution of the amount he or she elects to defer for such year, with such payment date not earlier than three years from the end of the year in which the election is made. A participant can change the time or method of distribution in limited circumstances.
Severance and Change in Control Benefits. Our NEOs participate in the SunCoke Energy Executive Involuntary Severance Plan and the SunCoke Energy Special Executive Severance Plan. The purpose of these plans is to recognize an executive’s service to SunCoke Energy and provide a market competitive level of protection and assistance if an executive is involuntarily terminated.

•
Special Executive Severance Plan. SunCoke's Special Executive Severance Plan provides severance to designated executives whose employment is terminated by SunCoke other than for cause, death or disability, or who resign for good reason (as such terms are defined in the Plan) within two years following a change in control of SunCoke. Severance is generally payable in a lump sum, equal to two to three times the sum of the executive’s annual base salary and the greater of (i) 100 percent of the executive’s target annual incentive in effect immediately before the change in control or, if higher, employment termination date, or (ii) the average annual incentive awarded to the executive with respect to the three years ending before the change in control or, if higher, ending before the employment termination date, with the multiple depending on the executive’s position.

•
Executive Involuntary Severance Plan. The Executive Involuntary Severance Plan provides severance to designated executives whose employment is terminated by SunCoke other than for cause (as defined in the Plan), death or disability. Severance is paid in installments per pay period and ranges from one to two times the sum of the executive’s annual base salary and target annual incentive, depending on the executive’s position. Executives are also entitled to the continuation of medical plan benefits at active employee rates for the period during which the participant receives severance payments (which run concurrently with COBRA), continuation of life insurance coverage equal to one time’s the executive’s base salary and outplacement services. Severance is subject to the execution of a release of claims against SunCoke and its affiliates, including us, at the time of termination of the executive’s employment.

Other SunCoke Benefits. Our NEOs participate in the same basic benefits package and on the same terms as other eligible SunCoke employees. The benefits package includes the savings program described above, as well as medical and dental benefits, disability benefits, insurance (life, travel and accident), death benefits and vacations and holidays.
For additional detailed information regarding the compensatory plans, agreements and programs of SunCoke in which our NEOs participate, we encourage you to read SunCoke Energy, Inc.’s 2015 Annual Meeting Proxy Statement.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. During 2014, all compensation decisions with respect to our NEOs were made by the Compensation Committee of the Board of Directors of SunCoke, which is comprised entirely of independent members of SunCoke’s Board. In addition, none of these individuals receive any compensation directly from us or our general partner.
Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of SunCoke perform services on our behalf. We do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. For an analysis of any risks arising from SunCoke’s compensation policies and practices, please read SunCoke’s 2015 Proxy Statement.
Board Report on Compensation
Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.
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
Retainers and Fees: Following a competitive analysis of data from 18 comparably sized (in terms of revenues, market capitalization and total assets) master limited partnerships in the Alerian MLP Index, we made changes to our independent director compensation program in order to maintain total compensation at the level of the median. The table below summarizes the current structure of our independent director compensation program, effective January 1, 2015:

Summary of Independent Director Compensation

Board Service
Annual Retainer (Cash Portion)	$65,000
Annual Retainer (Common Unit Portion)	$85,000
TOTAL (excluding retainers and fees for committee service)	150,000

Committee Service
Annual Committee Chair Retainers:
Audit Committee Chair	$20,000
Annual Audit Committee Member Retainers	$10,000
Meeting Attendance Fees:
Conflicts Committee Chair	$20,000
Conflicts Committee Member	$10,000

Long-Term Incentive Plan: During 2014, each independent director of our general partner received an annual retainer of $52,000 in cash, paid quarterly, and a number of vested common units, paid quarterly, under the SunCoke Energy Partners GP LLC Long-Term Incentive Plan. These common units had an aggregate fair market value equal to $80,000 on an annualized basis. The fair market value of each quarterly payment is calculated as of the payment date, by dividing one-fourth of the aggregate portion of the annual common unit retainer value by the average closing price for a common unit representing limited partnership interests in us for the ten trading days on the NYSE immediately prior to the payment date. Also during 2014, the Audit Committee Chair received a $20,000 cash retainer and the Audit Committee members (other than the Chair) each received a $10,000 cash retainer. In 2014, the Conflicts Committee Chair was paid a $5,000 fee for each meeting of the Conflicts Committee that he attended, and the other members of the Conflicts Committee were paid a $2,500 fee for each meeting of the Conflicts Committee they attended. Effective January 1, 2015, our sponsor and our general partner each approved the following changes to our independent director compensation program:

•	an increase in the annual cash retainer from $52,000 to $65,000;

•	an increase in the annual common unit retainer to from $80,000 to $85,000;

•	no change in the Audit Committee retainers; and

•
the elimination of per meeting attendance fees for the Conflicts Committee and the establishment, in lieu thereof, of a $20,000 annual cash retainer for the Conflicts Committee Chair and a $10,000 annual cash retainer for all other members of the Conflicts Committee.

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

Director Compensation Table
The following table sets forth the compensation for our independent directors in fiscal 2014:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	All Other Compensation ($)(3)	Total ($)
C. Scott Hobbs	$117,000	$80,000	—	$197,000
Wayne L. Moore	$99,500	$80,000	$19,012	$198,512
Nancy M. Snyder	$89,500	$80,000	$11,670	$181,170
NOTES TO TABLE:

(1)
The amounts in this column include all retainer and meeting fees paid or deferred pursuant to the Directors’ Deferred Compensation Plan. Mr. Moore and Ms. Snyder deferred their cash compensation into the Directors’ Deferred Compensation Plan.

(2)
The amounts in this column represent the fair value of the common unit retainer payments made to each director in fiscal 2014 as of the date of each quarterly payment, calculated pursuant to FASB ASC Topic 718. The number of common units granted to each independent director was determined by dividing the $20,000 common unit stock retainer payment by the average closing price of a Partnership common unit for the ten trading days preceding the payment date. Mr. Moore and Ms. Snyder deferred their common unit retainers into the Directors’ Deferred Compensation Plan.

(3) The amounts shown in this column reflect the value of distribution equivalents earned on deferred compensation account balances during 2014.

Business Expenses: Each independent director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees, including room, meals and transportation to and from the meetings.

Indemnification: Each director will be indemnified fully by us for actions associated with being a member of our general partner’s Board of Directors, to the fullest extent permitted under applicable state law.

Independent Director Stock Ownership Guidelines: Consistent with our partnership agreement, the independent directors of our general partner are expected not to maintain any ownership interest in the common stock of SunCoke.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of December 31, 2014, the beneficial ownership of common units and subordinated units of SunCoke Energy Partners, L.P. held by:

•	our general partner;

•	each director and named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
SunCoke Energy, Inc.(2)	6,782,449	28.7%	15,709,697	100%	57.3%
Frederick A. Henderson	15,000	*	—	—	*
Michael J. Thomson	5,000	*	—	—	*
Denise R. Cade	—	*	—	—	*
Fay West	—	*	—	—	*
Allison S. Lausas	300	*	—	—	*
Mark E. Newman(3)	—	*	—	—	*
C. Scott Hobbs(4)	11,208	*	—	—	*
Wayne L. Moore(4)	40,000	*	—	—	*
Nancy M. Snyder(4)	3,600	*	—	—	*
All directors and executive officers as a group (9 people)	75,108	*	—	—	*

*	Less than one percent of our outstanding common units.

(1)	The business address for SunCoke Energy Partners, L.P. and each individual is 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.

(2)
Amount shown includes (i) 2,209,697 common units issued to Sun Coal & Coke in connection with our IPO, (ii) 2,695,055 common units issued to Sun Coal & Coke in connection with the contribution to us on May 9, 2014, of an additional 33% interest in each of the Haverhill and Middletown cokemaking facilities; (iii) 1,877,697 common units issued to Sun Coal & Coke in connection with the contribution to us on January 13, 2015, of a 75% interest in the Granite City (Gateway) cokemaking facility; and (iv) 15,709,697 subordinated units issued to Sun Coal & Coke on the IPO closing date, which may be converted into common units on a one-for-one basis at the end of the subordination period.

(3)	Mr. Newman resigned as Senior Vice President and Chief Financial Officer in October 2014, at which time Ms. West was appointed as Senior Vice President and Chief Financial Officer.

(4)
Certain directors have elected to defer all or a portion of their compensation into phantom unit credits under the SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan described in the section entitled “Executive Compensation-Director Compensation---Directors' Deferred Compensation Plan.” Each phantom unit credit is treated as if it were invested in common units representing limited partnership interests in the Partnership, and distribution equivalents are credited in the form of additional phantom unit credits. These phantom unit credits do not have voting rights. Such phantom unit credits ultimately will be settled in cash following termination of the director’s service on the Board, based upon the average closing price for our common units for the ten trading days on the NYSE immediately prior to the payment date. The following directors hold such phantom unit credits: Mr. Moore: 13,823 phantom unit credits; and Ms. Snyder: 9,802 phantom unit credits.

Beneficial Stock Ownership of Unaffiliated Persons Owning More Than Five Percent of Our Common Units
In addition to the foregoing, the following table shows the number of our common units beneficially owned by unitholders, not otherwise affiliated with us, who we know to be the beneficial owners of more than five percent of the outstanding common units representing limited partnership interests in the Partnership.

Name	Shares of Common Units	Percent of Common Units Outstanding
Kayne Anderson Capital Advisors, L.P.(1)	4,582,995	14.59%
FMR LLC (2)	1,316,168	6.07%

(1)
Number is based on information contained in Schedule 13G filed with the Securities and Exchange Commission on January 12, 2015. The mailing address of Kayne Anderson Capital Advisors, L.P. is: 1800 Avenue of the Stars -Third Floor, Los Angeles, CA 90067.

(2)	Number is based on information contained in Schedule 13G filed with the Securities and Exchange Commission on February 13, 2015. The mailing address of FMR LLC is: 245 Summer Street, Boston, MA 02210.
All of these reported units were owned by investment accounts (investment limited partnerships, a registered investment company and/or institutional accounts) managed, with discretion to purchase or sell securities, in each case by the reporting person.
Beneficial Ownership of Our Sponsor’s Common Stock by the Directors and Executive Officers of Our General Partner

The following table sets forth certain information regarding beneficial ownership of SunCoke Energy, Inc.’s common stock, as of December 31, 2014, by directors of our general partner, by each named executive officer and by all directors and executive officers of our general partner, as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of SunCoke common stock shown in the table. For purposes of this table, beneficial ownership includes shares of SunCoke common stock as to which the person has sole or shared voting or investment power and also any shares of SunCoke, Inc. common stock that such person has the right to acquire within 60 days of December 31, 2014, through the exercise of any option, warrant, or right.

Name	Shares of SunCoke Energy, Inc. Common Stock	Right to Acquire Within 60 Days After December 31, 2014(1)	Total	Percent of SunCoke Energy, Inc. Common Stock Outstanding
Frederick A. Henderson	113,971	975,667	1,089,638	*
Michael J. Thomson	136,814	457,454	594,268	*
Fay West	3,238	41,187	44,425	*
Denise R. Cade	4,957	83,481	88,438	*
Mark E. Newman(2)	—	—	—	*
C. Scott Hobbs(3)	—	—	—	*
Wayne L. Moore(3)	—	—	—	*
Nancy M. Snyder(3)	—	—	—	*
All directors and executive officers as a group (9 persons)	258,980	1,557,789	1,816,769	2.2%

*	Less than one percent of SunCoke's outstanding common stock.

(1)
The amounts shown in this column reflect shares of SunCoke Energy, Inc. common stock which the persons listed have the right to acquire as a result of the exercise of stock options, and/or conversion of restricted share units, within 60 days after December 31, 2014 under certain plans, including the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan.

(2)	Mr. Newman resigned as Senior Vice President and Chief Financial Officer in October 2014, at which time Ms. West was appointed as Senior Vice President and Chief Financial Officer.
(3) Consistent with our partnership agreement, the independent directors of our general partner are expected not to maintain any ownership interest in the common stock of SunCoke Energy, Inc.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of December 31, 2014, regarding Partnership common units that may be issued upon conversion (assuming a one-for-one conversion) of securities granted under the general partner’s Long-Term Incentive Plan. For more information about this plan, which did not require approval by the Partnership’s limited partners, refer to "Item 11. Executive Compensation - Long-Term Performance Enhancement Plan.”
EQUITY COMPENSATION PLAN INFORMATION (1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	1,593,792

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
SunCoke, through its Sun Coal & Coke subsidiary, beneficially owns 6,782,449 common units and 15,709,697 subordinated units representing an aggregate limited partnership interest in us of approximately 56.1 percent, and indirectly owns and controls our general partner. SunCoke also appoints all of the directors of our general partner. In addition, our general partner owns a 2 percent general partner interest in us and all of our incentive distribution rights.
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
Omnibus Agreement
The omnibus agreement with SunCoke and our general partner addresses certain aspects of our relationship, including:
Business Opportunities. We have a preferential right to invest in, acquire and construct cokemaking facilities in the U.S. and Canada. SunCoke has a preferential right to all other business opportunities. If we decide not to pursue an opportunity to construct a new cokemaking facility and SunCoke or any of its controlled affiliates undertake such construction, then upon completion of such construction, we will have the option to acquire such facility at a price sufficient to give SunCoke an internal rate of return on its invested capital equal to the sum of SunCoke’s weighted average cost of capital (as determined in good faith by SunCoke) and 6.0 percent. If we decide not to pursue an opportunity to invest in or acquire a cokemaking facility, SunCoke or any of its controlled affiliates may undertake such an investment or acquisition and if such acquisition is completed by SunCoke, the cokemaking facility so acquired will be subject to the right of first offer described below. If a business opportunity includes cokemaking facilities but such facilities represent a minority of the value of such business opportunity as determined by SunCoke in good faith, SunCoke will have a preferential right as to such business opportunity. These agreements as to business opportunities shall apply only so long as SunCoke controls us, and shall not apply with respect to any business opportunity SunCoke or any of its controlled affiliates was actively pursuing at the time of the closing of our IPO; provided, however, that we shall have certain preferential rights with respect to the Kentucky facility. If SunCoke constructs the Kentucky facility, upon commencement of commercial operations we will have the option to acquire the Kentucky facility under the same terms as would apply to other new construction under the omnibus agreement. If we do not exercise our option to acquire the Kentucky facility upon commencement of commercial operations, the Kentucky facility will be subject to the right of first offer described below.
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
Indemnity. SunCoke will indemnify us with respect to remediation at the Haverhill, Middletown and Granite City (Gateway) cokemaking facilities:
Known Remediation. SunCoke will indemnify us to the full extent of any remediation arising from any environmental matter discovered and identified as requiring remediation prior to the contribution by SunCoke to us of an interest in these cokemaking facilities, except for any liability or increase in liability resulting from changes in environmental regulations; provided, however, that, in each case, SunCoke will be deemed to have contributed in satisfaction of this obligation, as of the effective date of the contribution of an interest in these cokemaking facilities, the amount identified in the applicable contribution agreement as being reserved to pre-fund existing environmental remediation projects.
Unknown Remediation. If, prior to the fifth anniversary of the closing of our IPO, an environmental matter that was discovered either before or after the contribution by SunCoke to us of an interest in these cokemaking facilities, is identified as requiring remediation, SunCoke shall indemnify us to the full extent of any such remediation costs, except for any liability or increase in liability resulting from changes in environmental regulations; provided, however, that, in each case, we must bear the first $5 million of such remediation costs, and SunCoke’s liability for such remediation costs will not exceed $50 million.
Post-closing. We will indemnify SunCoke for events relating to our operations except to the extent that we are entitled to indemnification by SunCoke.
Tax Matters. SunCoke will fully indemnify us with respect to any tax liability arising prior to or in connection with the closing of our IPO.
Real Property. SunCoke will either cure or fully indemnify us for losses resulting from any material title defects at the properties owned by the entities in which we have acquired an interest from SunCoke, to the extent that such defects interfere with, or reasonably could be expected to interfere with, the operations of the related cokemaking facilities.
License. SunCoke has granted us a royalty-free license to use the name “SunCoke” and related marks. Additionally, SunCoke will grant us a non-exclusive right to use all of SunCoke’s current and future cokemaking and related technology. We have not paid and will not pay a separate license fee for the rights we receive under the license.
Expenses and Reimbursement. SunCoke will continue to provide us with certain general and administrative services, and we will reimburse SunCoke for all direct costs and expenses incurred on our behalf and the portion of SunCoke’s corporate and other costs and expenses attributable to our operations. Additionally, we have agreed to pay all fees (i) due under our revolving credit facility and/or existing senior notes; and (iii) in connection with any future financing arrangement entered into for the purpose of amending, modifying, or replacing our revolving credit facility or our senior notes.
The omnibus agreement can be amended by written agreement of all parties to the agreement. However, we may not agree to any amendment or modification that would, in the reasonable discretion of our general partner, be adverse in any material respect to the holders of our common units without prior approval of the conflicts committee. So long as SunCoke controls our general partner, the omnibus agreement will remain in full force and effect unless mutually terminated by the parties. If SunCoke ceases to control our general partner, the omnibus agreement will terminate, provided (i) the indemnification obligations described above and (ii) our non-exclusive right to use all of SunCoke’s existing cokemaking and related technology will remain in full force and effect in accordance with their terms.

Granite City Contribution Agreement
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Gateway Energy and Coke Company, LLC ("Granite City") cokemaking facility. See additional discussion at Note 21 to our combined and consolidated financial statements.
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
In the case of any sale of equity by us in which an owner or affiliate of an owner of our general partner participates, our practice is to obtain approval of the board for the transaction. The board will typically delegate authority to set the specific terms to a pricing committee. Actions by the pricing committee will require unanimous approval. The code of business conduct and ethics described above were adopted in connection with the closing of our IPO, and as a result, the transactions described above were not reviewed according to such procedures.
Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding the directors of our general partner and independence requirements applicable for the Board of Directors of our general partner and its committees.

Item 14.	Principal Accounting Fees and Services
Audit Fees
The following table sets forth the fees billed by our independent registered public accounting firm for the years ended December 31, 2014 and 2013.

Audit and Non-Audit Fees
	Ernst & Young LLP
	2014	2013
Audit Fees(1)	$614,578	$443,800

(1)
Audit fees in 2014 relate to professional services rendered in connection with the audit of our 2014 annual financial statements on our Form 10-K as well as the audit and review of financial statements included in our registration statement on Form S-3 (No. 333-194213) filed with the SEC and declared effective April 8, 2014.

Audit Committee Pre-Approval Policy
As outlined in its charter, the Audit Committee of the board of directors of our general partner maintains an auditor independence policy that mandates that the Audit Committee of its board of directors pre-approve the audit and non-audit services and related budget in advance. The policy identifies:
(1) the guiding principles that must be considered by the Audit Committee in approving services to ensure that the auditor’s independence is not impaired;
(2) describes the audit, audit-related and tax services that may be provided and the non-audit services that are prohibited; and
(3) sets forth pre-approval requirements for all permitted services.

In some cases, pre-approval is provided by the full Audit Committee for the applicable fiscal year for a particular category or group of services, subject to an authorized amount. In other cases, the Audit Committee specifically pre-approves services. To ensure compliance with the policy, the policy requires that our Vice President and Controller report the amount of fees incurred for the various services provided by the auditor not less frequently than semiannually. The Audit Committee has delegated authority to its Chair to pre-approve one or more individual audit or permitted non-audit services for which estimated fees do not exceed $50,000, as well as adjustments to any estimated pre-approval fee thresholds up to $25,000 for any individual service. Any such pre-approvals must then be reported at the next scheduled meeting of the Audit Committee. All of the audit fees shown on the table above were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	the following documents are included with the filing of this report:

1	Combined and consolidated financial statements
The combined and consolidated financial statements are set forth under Item 8 of this report.

2	Financial statement schedules:
These schedules are omitted because they required information is shown elsewhere in this report, is not necessary or is not applicable.

3	Exhibits:

Exhibit Number	Description
2.1
Contribution Agreement, dated as of January 12, 2015, by and among Sun Coal & Coke LLC, SunCoke Energy Partners, L.P., SunCoke Energy, Inc. and, solely with respect to Section 2.9 thereof, Gateway Energy & Coke Company, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 13, 2015

3.1	Certificate of Limited Partnership of SunCoke Energy Partners, L.P. incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

3.2
First Amended and Restated Agreement of Limited Partnership of SunCoke Energy Partners, L.P., dated as of January 24, 2013, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

4.1
Senior Notes Indenture, dated as of January 24, 2013, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners Finance Corp., the Guarantors named therein, and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

4.1.1	Supplemental Indenture, dated as of September 20, 2013, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed on May 1, 2014

4.1.2	Second Supplemental Indenture, dated November 27, 2013, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed on May 1, 2014

4.1.3	Third Supplemental Indenture, dated May 9, 2014, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35782) filed on May 13, 2014

4.1.4	Fourth Supplemental Indenture, dated of January 16, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 20, 2015

10.1
Contribution Agreement, dated January 23, 2013, among Sun Coal & Coke LLC, SunCoke Energy Partners, L.P. and SunCoke Energy, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.2
Contribution Agreement, dated as of April 22, 2014, among Sun Coal & Coke LLC, SunCoke Energy Partners, L.P. and SunCoke Energy, Inc., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-35782) filed on April 24, 2014

10.4	Omnibus Agreement, dated January 24, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.4.1	Amendment No. 1 to Omnibus Agreement, dated March 7, 2014, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed on October 28, 2014
10.4.2*	Amendment No. 2 to Omnibus Agreement, dated as of January 13, 2015 (filed herewith)

10.5	Credit Agreement, dated January 24, 2013, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.5.1	Amendment No.1 to Credit Agreement, dated as of August 28,2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35782) filed August 30, 2013.

10.5.2	Amendment No.2 to Credit Agreement, dated as of May 9, 2014, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed July 29, 2014

10.6†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill Coke Company LLC, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.3†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.4†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.5†
Amendment No. 5 to Coke Purchase Agreement, dated as of January 26, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6.6†
Amendment No. 6 to Coke Purchase Agreement, dated as of March 12, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of May 8, 2012, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.8†
Energy Sales Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.8.1†
Supplemental Energy Sales Agreement, dated as of June 1, 2012, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.9†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.32 to SunCoke Energy Inc.'s Amendment No.7 to Registration Statement on Form S-1 (File No. 333-173022) filed July 20, 2011

10.9.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.33 to SunCoke Energy, Inc.'s Amendment No.2 to Registration Statement on Form S-1 (File No. 333-173022) filed June 3, 2011

10.9.2*	Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (filed herewith)

10.9.3†*
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation (filed herewith)

10.10
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009 by and between Middletown Coke Company, LLC and AK Steel Corporation, incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.11
Second Amended and Restated Energy Sales Agreement, dated as of May 8, 2012, by and between Middletown Coke Company, LLC and AK Steel Corporation, incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.12
SunCoke Energy Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 21, 2012

10.13
SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Amendment No. 8 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 20, 2012

21.1*	List of Subsidiaries of SunCoke Energy Partners, L.P.

23.1*	Consent of Ernst & Young LLP (filed herewith)

24.1*	Powers of Attorney

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Safety Disclosure (filed herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Provided herewith.

†	Certain portions have been omitted pursuant to confidential treatment requests. Omitted information has been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on February 24, 2015.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 24, 2015.

Signature	Title

/s/ Frederick A. Henderson*	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Frederick A. Henderson

/s/ Fay West	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Fay West

/s/ Michael J. Thomson*	President, Chief Operating Officer and Director
Michael J. Thomson

/s/ Denise R. Cade*	Senior Vice President, General Counsel, Corporate Secretary and Director
Denise R. Cade

/s/ Allison S. Lausas*	Vice President and Controller (Principal Accounting Officer)
Allison S. Lausas

/s/ C. Scott Hobbs*	Director
C. Scott Hobbs

/s/ Wayne L. Moore*	Director
Wayne L. Moore

/s/ Nancy M. Snyder*	Director
Nancy M. Snyder

*      Fay West, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Fay West	February 24, 2015
Fay West