Form 10-Q
period 2015-03-31
SunCoke Energy Partners, L.P.
filed 2015-04-28
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The registrant had 23,572,550 common units and 15,709,697 subordinated units outstanding at April 24, 2015.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Combined and Consolidated Financial Statements

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$203.3	$214.5
Costs and operating expenses
Cost of products sold and operating expenses	147.4	166.0
Selling, general and administrative expenses	7.6	6.3
Depreciation and amortization expense	14.6	13.0
Total costs and operating expenses	169.6	185.3
Operating income	33.7	29.2
Interest expense, net	20.6	2.9
Income before income tax expense	13.1	26.3
Income tax (benefit) expense	(3.3)	0.6
Net income	16.4	25.7
Less: Net income attributable to noncontrolling interests	3.2	9.9
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$13.2	$15.8
Less: Net income attributable to Predecessor	0.6	2.6
Net income attributable to SunCoke Energy Partners, L.P.	$12.6	$13.2

General partner's interest in net income	$1.8	$3.0
Limited partners' interest in net income	$11.4	$12.8
Net income per common unit (basic and diluted)	$0.29	$0.41
Net income per subordinated unit (basic and diluted)	$0.29	$0.41
Weighted average common units outstanding (basic and diluted)	23.3	15.7
Weighted average subordinated units outstanding (basic and diluted)	15.7	15.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Assets
Cash and cash equivalents	$91.8	$33.3
Receivables	30.1	36.3
Receivables from affiliates, net	—	3.1
Inventories	84.1	90.4
Other current assets	3.6	1.5
Total current assets	209.6	164.6
Properties, plants and equipment, net	1,197.5	1,213.4
Goodwill and other intangible assets, net	14.9	15.1
Deferred income taxes	—	21.6
Deferred charges and other assets	0.5	2.3
Total assets	$1,422.5	$1,417.0
Liabilities and Equity
Accounts payable	$58.7	$61.1
Accrued liabilities	10.3	11.2
Interest payable	7.4	12.3
Total current liabilities	76.4	84.6
Long-term debt	597.4	399.0
Deferred income taxes	37.9	—
Asset retirement obligations	5.3	5.3
Other deferred credits and liabilities	1.5	1.4
Total liabilities	718.5	490.3
Equity
Held by public:
Common units (issued 16,790,101 and 16,789,164 units at March 31, 2015 and December 31, 2014, respectively)	241.1	239.1
Held by parent:
Common units (issued 6,782,449 and 4,904,752 units at March 31, 2015 and December 31, 2014, respectively)	165.1	113.8
Subordinated units (issued 15,709,697 units at March 31, 2015 and December 31, 2014, respectively)	205.6	203.7
General partner interest	10.6	9.2
Parent net equity	—	349.8
Partners' capital attributable to SunCoke Energy Partners, L.P.	622.4	915.6
Noncontrolling interest	81.6	11.1
Total equity	704.0	926.7
Total liabilities and partners' net equity	$1,422.5	$1,417.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$16.4	$25.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14.6	13.0
Deferred income tax (benefit) expense	(3.3)	0.6
Loss on debt extinguishment	9.4	—
Changes in working capital pertaining to operating activities:
Receivables	(4.5)	(9.4)
Receivables from affiliate, net	4.7	6.4
Inventories	6.3	1.4
Accounts payable	(2.4)	(11.9)
Accrued liabilities	(0.9)	(14.1)
Interest payable	(9.5)	(2.8)
Other	(1.1)	(1.9)
Net cash provided by operating activities	29.7	7.0
Cash Flows from Investing Activities:
Capital expenditures	(5.5)	(16.1)
Net cash used in investing activities	(5.5)	(16.1)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	210.8	—
Repayment of long-term debt, including market premium	(149.5)	—
Debt issuance costs	(4.2)	—
Proceeds from revolving credit facility	—	16.0
Repayment of revolving facility	—	(16.0)
Distributions to unitholders (public and parent)	(22.2)	(15.2)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(0.6)	(12.3)
Net transfers to parent	—	9.5
Net cash provided by (used in) financing activities	34.3	(18.0)
Net increase (decrease) in cash and cash equivalents	58.5	(27.1)
Cash and cash equivalents at beginning of period	33.3	46.3
Cash and cash equivalents at end of period	$91.8	$19.2

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statement of Equity
(Unaudited)

	Parent Net Equity	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total
	(Dollars in millions)
At December 31, 2014	$349.8	$239.1	$113.8	$203.7	$9.2	$11.1	$926.7
Partnership net income	0.6	4.9	1.9	4.6	1.2	3.2	16.4
Distribution to unitholders	—	(9.1)	(3.7)	(8.5)	(0.9)	—	(22.2)
Distributions to noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Dropdown of interest in Granite City:
Issuance of units	—	—	50.7	—	1.0	—	51.7
Adjustments to equity for the acquisition of an interest in Granite City	—	(79.2)	(32.0)	(74.0)	(3.9)	—	(189.1)
Allocation of parent net equity in Granite City to SunCoke Energy Partners, L.P.	(271.5)	85.4	34.4	79.8	4.0	67.9	—
Granite City net assets not assumed by SunCoke Energy Partners, L.P.	(78.9)	—	—	—	—	—	(78.9)
At March 31, 2015	$—	$241.1	$165.1	$205.6	$10.6	$81.6	$704.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012 which primarily manufactures coke used in the blast furnace production of steel. At March 31, 2015, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") as well as a 75 percent interest in Gateway Energy and Coke Company, LLC ("Granite City"). The remaining ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). At March 31, 2015, SunCoke, through a subsidiary, owned a 56.1 percent partnership interest in us and all of our incentive distribution rights and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us. Our Coal Logistics business provides coal handling and blending services to third party customers as well as to our own cokemaking facilities.
Incorporated in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2013 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited combined and consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year. These unaudited interim combined and consolidated financial statements and notes should be read in conjunction with the audited combined and consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Granite City cokemaking facility (the "Granite City Dropdown"). The combined and consolidated financial statements for the periods presented pertain to the operations of the Partnership and give retrospective effect to include the results of operations, financial position and cash flows of Granite City as a result of the Granite City Dropdown.
Granite City participated in centralized financing and cash management programs not maintained at the Partnership for periods prior to the Granite City Dropdown. Accordingly, none of SunCoke’s cash or interest income for periods prior to the Granite City Dropdown has been assigned to Granite City in the combined and consolidated financial statements. Advances between Granite City and SunCoke that are specifically related to Granite City have been reflected in the combined and consolidated financial statements for periods prior to the Granite City Dropdown. Transfers of cash to and from SunCoke’s financing and cash management program are reflected as a component of parent net equity on the Combined and Consolidated Balance Sheets. The Granite City Dropdown did not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company early adopted this ASU during the first quarter of 2015. See Note 7.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 eliminates the deferral of FASB Statement No. 167, "Amendments to FASB Interpretation No. 46(R)," and makes changes to both the variable interest model and the voting model. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
Reclassifications
Certain amounts in the prior period combined and consolidated financial statements have been reclassified to conform to the current year presentation.
2. Acquisition

Granite City Dropdown
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Granite City cokemaking facility for a total transaction value of $245.0 million. SunCoke continues to own the remaining 25 percent interest in Granite City. The Granite City cokemaking facility, which began operations in 2009, has annual cokemaking capacity of 650 thousand tons and produces super-heated steam for power generation. Both the coke and the steam are provided to U.S. Steel under a long-term take-or-pay contract that expires in 2025.
The Granite City Dropdown was a transfer of businesses between entities under common control. Accordingly, our historical financial information has been retrospectively adjusted to include Granite City’s historical results and financial position for all periods presented. The Partnership accounted for the Granite City Dropdown as an equity transaction, with SunCoke's interest in Granite City reflected in parent net equity until the date of the transaction. On the date of the Granite City Dropdown, the parent net equity of $203.6 million in the Granite City cokemaking facility was allocated to the general partner and limited partners based on their ownership interest in the Partnership immediately following the equity issuances described above and $67.9 million was allocated to noncontrolling interest for the 25 percent of Granite City retained by SunCoke.
In connection with the Granite City Dropdown, the Partnership issued 1.9 million common units totaling approximately $50.7 million and $1.0 million of general partner interests to SunCoke. In addition, the Partnership assumed and repaid $135.0 million principal amount of SunCoke’s outstanding 7.625 percent senior notes and paid $5.6 million of accrued interest and $7.7 million of redemption premium in connection therewith. The Partnership retained the remaining cash of $45.0 million to pre-fund SunCoke’s obligation to indemnify the Partnership for the anticipated cost of an environmental project at Granite City. To fund the Granite City Dropdown, the Partnership issued an additional $200.0 million of its 7.375 percent unsecured senior notes, due 2020 (the "Partnership Notes").
As the results of Granite City are presented combined with the results of the Partnership for periods prior to the Granite City Dropdown, the only impact on our Combined and Consolidated Statement of Cash Flows for the Granite City Dropdown was the related financing activities discussed above.
Haverhill and Middletown Dropdown
On May 9, 2014, we completed the acquisition of an additional 33 percent interest in each of the Haverhill, OH ("Haverhill") and Middletown, OH ("Middletown") cokemaking facilities, in each of which we previously had a 65 percent interest, for total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown").
The results of the Haverhill and Middletown operations are consolidated in the combined and consolidated financial statements of the Partnership for all periods presented and any interest in the Haverhill and Middletown operations retained by Sun Coal & Coke is recorded as a noncontrolling interest of the Partnership. Sun Coal & Coke retained a 35 percent interest in Haverhill and Middletown prior to the Haverhill and Middletown Dropdown and a 2 percent interest in Haverhill and Middletown subsequent to the Haverhill and Middletown Dropdown. We accounted for the Haverhill and Middletown Dropdown as an equity transaction, which resulted in a $171.3 million reduction to noncontrolling interest for the additional 33 percent interest acquired by the Partnership. Partnership equity was decreased $170.1 million for the difference between the consideration discussed below and the $171.3 million of noncontrolling interest acquired.
Total consideration for the Haverhill and Middletown Dropdown included $3.4 million of cash to SunCoke, 2.7 million common units totaling $80.0 million issued to SunCoke and $3.3 million of general partner interests issued to SunCoke. We retained $7.0 million in cash to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of an environmental remediation project at Haverhill, which did not impact Partnership equity. In addition, we assumed and repaid approximately $271.3 million of outstanding SunCoke debt and other liabilities, which includes a market premium of $11.4 million to complete the tender of certain debt. The market premium was included in Partnership net income. In conjunction with the assumption of this debt, the Partnership also assumed the related debt issuance costs and debt discount, which were included in the adjustments to equity related to the acquisition in the Consolidated Statement of Equity.
We funded the Haverhill and Middletown Dropdown with $88.7 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263.1 million of gross proceeds from the issuance of an additional $250.0 million aggregate principal amount of Partnership Notes through a private placement on May 9, 2014. In conjunction with the issuance of the additional Partnership Notes, the Partnership incurred debt issuance costs of $4.9 million, $0.9 million of which was considered a modification of debt and was included in other operating cash flows in the Combined and Consolidated Statement of Cash Flows with the remainder included in financing cash flows. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014.
As Haverhill and Middletown were consolidated both prior to and subsequent to the Haverhill and Middletown Dropdown, the only impact on our Combined and Consolidated Statement of Cash Flows was the related financing activities discussed above.

The terms of the contribution agreements and the acquisition of the interest in Granite City and interest in Haverhill and Middletown were approved by the conflicts committee of our general partner’s Board of Directors, which consists entirely of independent directors.
3. Related Party Transactions and Agreements
The related party transactions with SunCoke and its affiliates are described below.
Transactions with Affiliate
Our Coal Logistics business provides coal handling and blending services to certain SunCoke cokemaking operations. During the three months ended March 31, 2015 and 2014, Coal Logistics recorded $3.0 million and $2.8 million, respectively, in revenues derived from services provided to SunCoke’s cokemaking operations. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $1.5 million and $7.7 million during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, net payables with SunCoke and affiliates were insignificant.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $6.6 million and $5.3 million for the three months ended March 31, 2015 and 2014, respectively, and are included in selling, general and administrative expenses. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner.
Omnibus Agreement
In connection with the closing of our initial public offering on January 24, 2013 ("IPO"), we entered into an omnibus agreement with SunCoke and our general partner that addresses certain aspects of our relationship with them, including:
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. SunCoke contributed $67.0 million in partial satisfaction of this obligation from the proceeds of the IPO and an additional $7.0 million in connection with the Haverhill and Middletown Dropdown. SunCoke also has agreed to indemnify us to the full extent of any required remediation at the Granite City cokemaking facility arising from any environmental matter discovered and identified as requiring remediation prior to the Granite City Dropdown. SunCoke has contributed $45.0 million in partial satisfaction of this obligation. See Note 2. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter is identified as requiring remediation, SunCoke will indemnify us for up to $50.0 million of any such remediation costs (we will bear the first $5.0 million of any such costs).
Other Indemnification. SunCoke will fully indemnify us with respect to any additional tax liability related to periods prior to or in connection with the closing of the IPO or the Granite City Dropdown to the extent not currently presented on the combined and consolidated balance sheet. Additionally, SunCoke will either cure or fully indemnify us for losses resulting from any material title defects at the properties owned by the entities acquired in connection with the closing of the IPO or the Granite City Dropdown to the extent that those defects interfere with or could reasonably be expected to interfere with the operations of the related cokemaking facilities. We will indemnify SunCoke for events relating to our operations except to the extent that we are entitled to indemnification by SunCoke.
License. SunCoke has granted us a royalty-free license to use the name “SunCoke” and related marks. Additionally, SunCoke has granted us a non-exclusive right to use all of SunCoke's current and future cokemaking and related technology. We have not paid and will not pay a separate license fee for the rights we receive under the license.
Expenses and Reimbursement. SunCoke will continue to provide us with certain corporate and other services, and we will reimburse SunCoke for all direct costs and expenses incurred on our behalf and a portion of corporate and other costs and expenses attributable to our operations. Additionally, we paid all fees in connection with the Partnership Notes offerings and the

Partnership Revolver and have agreed to pay all additional fees in connection with any future financing arrangement entered into for the purpose of replacing the Partnership Revolver or the Partnership Notes.
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
4. Cash Distributions and Net Income Per Unit
Cash Distributions
Our partnership agreement generally provides that we will make cash distributions, if any, each quarter in the following manner:

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
On January 26, 2015, our Board of Directors declared a quarterly cash distribution of $0.5408 per unit. This distribution was paid on February 27, 2015 to unitholders of record on February 13, 2015 and totaled $22.2 million. On April 20, 2015, our Board of Directors declared a quarterly cash distribution of $0.5715 per unit. This distribution will be paid on May 29, 2015 to unitholders of record on May 15, 2015.

Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2015	2014(1)
	(Dollars in millions, except per unit amounts)
General partner's distributions:
General partner's distributions	$0.5	$0.3
General partner's incentive distribution rights	0.9	0.1
Total general partner's distributions	1.4	0.4
Limited partners' distributions:
Common	13.4	7.9
Subordinated	9.0	7.9
Total limited partners' distributions	22.4	15.8
Total Cash Distributions Earned	$23.8	$16.2
Cash distributions per unit applicable to limited partners	$0.5715	$0.5000

(1)
Includes cash distribution to unitholders of record as of March 31, 2014. The total cash distribution paid on May 30, 2014 was $19.2 million, which included an additional $3.0 million related to units issued to fund the Haverhill and Middletown Dropdown during May 2014, prior to the payment of the cash distribution.

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
In addition to the common and subordinated units, we also have identified the general partner interest and incentive distribution rights as participating securities and we use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding. The Granite City Dropdown does not impact historical earnings per unit as the earnings of Granite City prior to the Granite City Dropdown were allocated entirely to our general partner.

The calculation of earnings per unit is as follows:

	Three Months Ended March 31,
	2015	2014(1)
	(Dollars and units in millions, except per unit amounts)
Net income attributable to SunCoke Energy L.P./Predecessor	$13.2	$15.8
Less: Allocation of Granite City's net income to the general partner prior to the Granite City Dropdown	0.6	2.6
Net income attributable to partners	12.6	13.2
General partner's distributions (including incentive distribution rights)	1.4	0.4
Limited partners' distributions on common units	13.4	7.9
Limited partners' distributions on subordinated units	9.0	7.9
Distributions (greater than) less than earnings	(11.2)	(3.0)
General partner's earnings:
Distributions (including incentive distribution rights)	1.4	0.4
Allocation of distributions (greater than) less than earnings	(0.2)	—
Granite City's net income prior to the Granite City Dropdown	0.6	2.6
Total general partner's earnings	1.8	3.0
Limited partners' earnings on common units:
Distributions	13.4	7.9
Allocation of distributions (greater than) less than earnings	(6.6)	(1.5)
Total limited partners' earnings on common units	6.8	6.4
Limited partners' earnings on subordinated units:
Distributions	9.0	7.9
Allocation of distributions (greater than) less than earnings	(4.4)	(1.5)
Total limited partners' earnings on subordinated units	4.6	6.4
Weighted average limited partner units outstanding:
Common - basic and diluted	23.3	15.7
Subordinated - basic and diluted	15.7	15.7
Net income per limited partner unit:
Common - basic and diluted	$0.29	$0.41
Subordinated - basic and diluted	$0.29	$0.41

(1)
Includes cash distribution to unitholders of record as of March 31, 2014. The total cash distribution paid on May 30, 2014 was $19.2 million, which included an additional $3.0 million related to units issued to fund the Haverhill and Middletown Dropdown during May 2014, prior to the payment of the cash distribution.

Unit Activity
Unit activity for the three months ended March 31, 2015:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2014	16,789,164	4,904,752	21,693,916	15,709,697
Units issued in conjunction with the Granite City Dropdown	—	1,877,697	1,877,697	—
Units issued to directors	937	—	937	—
At March 31, 2015	16,790,101	6,782,449	23,572,550	15,709,697
Allocation of Net Income
Our partnership agreement contains provisions for the allocation of net income to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100 percent to the general partner. Net income from Granite City’s operations prior to the Granite City Dropdown is allocated to the general partner.
The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net income attributable to SunCoke Energy L.P./Predecessor	$13.2	$15.8
Less: Allocation of Granite City's net income to the general partner prior to the Granite City Dropdown	0.6	2.6
Net income attributable to partners	12.6	13.2
General partner's incentive distribution rights	0.9	0.1
	11.7	13.1
General partner's ownership interest	2.0%	2.0%
General partner's allocated interest in net income	0.3	0.3
General partner's incentive distribution rights	0.9	0.1
Granite City's net income prior to the Granite City Dropdown	0.6	2.6
Total general partner's interest in net income	$1.8	$3.0
Common - public unitholder's interest in net income	$4.9	$5.5
Common - SunCoke interest in net income	1.9	0.9
Subordinated - SunCoke interest in net income	4.6	6.4
Total limited partners' interest in net income	$11.4	$12.8
5. Inventories
The components of inventories were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Coal	$49.0	$60.4
Coke	8.1	2.0
Material, supplies, and other	27.0	28.0
Total inventories	$84.1	$90.4
6. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. However, as part of the Granite City Dropdown in the first quarter of 2015, the Partnership acquired an interest in Gateway Cogeneration Company, LLC, which is subject to income taxes for federal and state purposes. In addition, due to the Granite City Dropdown, earnings of the Partnership are subject to an additional state income tax. Earnings from our Middletown operations are subject to a local income tax.
The Partnership recorded an income tax benefit of $3.3 million for the three months ended March 31, 2015 compared to an income tax expense of $0.6 million for the three months ended March 31, 2014. The three months ended March 31, 2015 include an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown. Earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown. Additionally, the three months ended March 31, 2015 includes an equity settlement of $62.8 million of net deferred tax assets calculated on a hypothetical separate-return basis related to our Granite City operations that had been previously utilized by the Predecessor, which primarily resulted in a deferred tax liability of $37.9 million at March 31, 2015 as compared to a deferred tax asset of $21.6 million as of December 31, 2014.

7. Debt
Total long-term debt, consisted of the following:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
7.375% senior notes, due 2020 (“Partnership Notes”), including original issue premium of $14.9 million and $11.5 million at March 31, 2015 and December 31, 2014, respectively.	$614.9	$411.5
Debt issuance costs	(17.5)	(12.5)
Total long-term debt	$597.4	$399.0
On January 13, 2015, in connection with the Granite City Dropdown, the Partnership issued an additional $200.0 million of Partnership Notes.  Proceeds of $204.0 million included an original issue premium of $4.0 million. In addition, the Partnership received $6.8 million to fund interest from August 1, 2014 to January 13, 2014, the interest period prior to issuance. This interest was paid to noteholders on February 1, 2015. The Partnership incurred debt issuance costs of $5.2 million, of which $1.0 million was considered a modification of debt and was recorded in interest expense, net on the Combined and Consolidated Statements of Income and was included in other operating cash flows on the Combined and Consolidated Statements of Cash Flow.
In connection with the Granite City Dropdown, the Partnership assumed from SunCoke and repaid $135.0 million principal amount of SunCoke’s outstanding 7.625 percent senior notes and paid interest of $5.6 million. The Partnership also paid a redemption premium of $7.7 million, which was included in interest expense, net on the Combined and Consolidated Statements of Income. The Partnership assumed $2.2 million in debt issuance costs in connection with the assumption of this debt from SunCoke, $0.7 million of which related to the portion of the debt extinguished and was recorded in interest expense, net on the Combined and Consolidated Statements of Income.
As of March 31, 2015, the Partnership had no letters of credit outstanding, leaving $250.0 million available on the Partnership's revolving credit facility ("Partnership Revolver").
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements governing the Partnership's debt. Additionally, under the terms of the Partnership Revolver, at March 31, 2015, the Partnership was subject to a maximum consolidated leverage ratio of 4.00:1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. As of March 31, 2015, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
On April 21, 2015, the Partnership amended its revolving credit facility to increase the maximum consolidated leverage ratio from 4.00:1.00 to 4.50:1.00.
8. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Debt assumed by SunCoke Energy Partners, L.P.	$135.0	$—
Net assets of the Predecessor not assumed by SunCoke Energy Partners, L.P.
Accounts Receivable	9.1	—
Property, plant and equipment	7.0	—
Net deferred tax assets	62.8	—
9. Commitments and Contingent Liabilities

The United States Environmental Protection Agency (the "EPA") has issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stem from alleged violations of air operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent degree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment that was paid by SunCoke in December 2014, as well as capital projects already underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities.
We retained an aggregate of $119 million in proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown to fund these environmental remediation projects at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke previously spent $7 million related to these projects. We have spent approximately $71 million to date and the remaining capital is expected to be spent through the first quarter of 2017.
The Partnership is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Partnership at March 31, 2015.
10. Fair Value Measurements
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2015, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2015, the estimated fair value of the Partnership's long-term debt was $615.6 million compared to a carrying amount of $614.9 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
11. Business Segment Disclosures
The Partnership derives its revenues from the Domestic Coke and Coal Logistics reportable segments. Domestic Coke operations are comprised of the Haverhill and Middletown cokemaking facilities located in Ohio and the Granite City cokemaking facility located in Illinois. These facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Coke sales at the Partnership's cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal, AK Steel and U.S. Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.

Coal Logistics operations are comprised of SunCoke Lake Terminal, LLC ("Lake Terminal") located in Indiana and Kanawha River Terminals ("KRT") located in Kentucky and West Virginia. This business provides coal handling and blending services to third party customers as well as SunCoke cokemaking facilities and has a collective capacity to blend and transload more than 30 million tons of coal annually. Coal handling and blending results are presented in the Coal Logistics segment.
Corporate and other expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Interest expense, net is also excluded from segment results. Segment assets, net of tax are those assets that are utilized within a specific segment and excludes deferred taxes.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$193.0	$203.0
Coal Logistics	10.3	11.5
Coal Logistics intersegment sales	1.7	1.4
Elimination of intersegment Sales	(1.7)	(1.4)
Total sales and other operating revenue	$203.3	$214.5
Adjusted EBITDA:
Domestic Coke	$48.5	$41.0
Coal Logistics	2.6	2.1
Corporate and Other	(2.8)	(1.4)
Total Adjusted EBITDA	$48.3	$41.7
Depreciation and amortization expense:
Domestic Coke	$12.8	$11.2
Coal Logistics	1.8	1.8
Total depreciation and amortization expense	$14.6	$13.0
Capital expenditures:
Domestic Coke	$5.3	$15.8
Coal Logistics	0.2	0.3
Total capital expenditures	$5.5	$16.1

The following table sets forth the Partnership’s total sales and other operating revenue by product or service excluding intersegment revenues:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Cokemaking revenues	$176.5	$185.2
Energy revenues	16.5	17.8
Coal logistics revenues	10.0	10.9
Other revenues	0.3	0.6
Total revenues	$203.3	$214.5

The following table sets forth the Company's segment assets:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,308.6	$1,264.4
Coal Logistics	111.8	116.6
Corporate and Other	1.3	14.4
Segment assets, excluding tax assets	1,421.7	1,395.4
Tax assets	0.8	21.6
Total assets	$1,422.5	$1,417.0
The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which represents earnings before interest, taxes, depreciation and amortization. Prior to the expiration of our nonconventional fuel tax credits in 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with our customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$43.8	$23.6
Add: Adjusted EBITDA attributable to Predecessor(1)	1.5	5.7
Add: Adjusted EBITDA attributable to noncontrolling interest(2)	3.0	12.4
Adjusted EBITDA	$48.3	$41.7
Subtract:
Depreciation and amortization expense	14.6	13.0
Interest expense, net	20.6	2.9
Income tax (benefit) expense	(3.3)	0.6
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(3)	—	(0.5)
Net income	$16.4	$25.7

(1)	Reflects Granite City Adjusted EBITDA prior to the January 13, 2015 dropdown transaction.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes, income, and depreciation.

(3)
Sales discounts are related to nonconventional fuel tax credits, which expired in 2013. At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our Granite City customer. During first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income.

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
The combined and consolidated financial statements pertain to the operations of the Partnership and the operations of Gateway Energy and Coke Company, LLC ("Granite City"), as Granite City and the Partnership were under common control for all periods presented. The transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years were recast to furnish comparative information.
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012 which primarily manufactures coke used in the blast furnace production of steel. At March 31, 2015, we own a 98 percent interest in Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") as well as a 75 percent in Gateway Energy and Coke Company, LLC ("Granite City"). The remaining ownership interest in our three cokemaking facilities is owned by SunCoke Energy, Inc. ("SunCoke"). At March 31, 2015, SunCoke, through a subsidiary, owned a 56.1 percent partnership interest in us and all of our incentive distribution rights and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us. Our Coal Logistics business provides coal handling and blending services to third party customers as well as to our own cokemaking facilities.
All of our coke sales are made pursuant to long-term take-or-pay agreements. These coke sales agreements have an average remaining term of approximately ten years and contain pass-through provisions for costs we incur in the cokemaking process, including: coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. In addition, AK Steel is required to pay a significant termination payment to us if it exercises its termination right prior to 2018. No other coke sales contract has an early termination clause. For a five-year period following our initial public offering on January 24, 2013 ("IPO"), SunCoke has agreed to make us whole or purchase all of our coke production not taken by our customers in the event of a customer's default or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.

The following table sets forth information about our cokemaking facilities and our coke, steam and energy sales agreements:

Facility	Location	Coke Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Granite City	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation
Haverhill 1	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Haverhill 2	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation
Total					420	2,300

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
Recent Developments

•	Granite City Dropdown.
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Granite City cokemaking facility for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest continues to be owned by SunCoke. The Granite City Dropdown is reflected in the combined and consolidated financial statements of the Partnership as if the transfer occurred at the beginning of the period and prior periods have been revised to include the Granite City financial position, results of operations and cash flows as the Granite City Dropdown was accounted for as a common control transaction. In connection with the Granite City Dropdown, the Partnership assumed and repaid $135.0 million principal amount of SunCoke's outstanding 7.625 percent senior notes and issued an additional $200.0 million of Partnership Notes. See Note 2 and Note 7 to our combined and consolidated financial statements for additional information on the Granite City Dropdown and related debt activities.
•Idling of U.S. Steel Granite City Works operations.
During the first quarter of 2015, U.S. Steel announced plans to temporarily idle its Granite City Works operations subject to customer demand. Our Granite City cokemaking facility supplies coke to U.S. Steel’s Granite City Works under a long-term, take-or-pay contract until 2025 and the temporary idling does not impact any obligations that U.S. Steel has under this contract. Additionally, we are supported by our omnibus agreement with SunCoke, our general partner, that provides certain commercial protections through January of 2018. See Note 3 to our combined and consolidated financial statements.

First Quarter Key Financial Results

•
Total revenues decreased $11.2 million, or 5.2 percent, to $203.3 million in the three months ended March 31, 2015 due primarily to the pass-through of lower coal prices, partially offset by higher coke sales volumes.

•
Adjusted EBITDA was $48.3 million in the first quarter of 2015 compared to $41.7 million for the same period in 2014. The increase in Adjusted EBITDA of $6.6 million was primarily driven by higher volumes and improved coal-to-coke yields in our cokemaking operations.

•
Net income attributable to unitholders decreased $0.6 million to $12.6 million for the three months ended March 31, 2015 and is reflective of the improvements described above as well as financing costs related to the Granite City Dropdown, interest expense on higher debt balances and changes in noncontrolling interest.

•	Cash distributions paid per unit were $0.5408 and $0.4750 for the three months ended March 31, 2015 and 2014, respectively.
Items Impacting Comparability

•
Interest Expense, net.  Interest expense, net was $20.6 million and $2.9 million for the three months ended March 31, 2015 and 2014, respectively. Comparability between periods was impacted by the following:

(Dollars in millions)
Debt extinguishment costs related to the Granite City Dropdown	$9.4
Interest on additional debt related to the Granite City Dropdown	4.1
Interest on additional debt related to the Haverhill and Middletown Dropdown	4.6
Other changes in capitalized interest and fees	(0.4)
Total increase in interest expense, net	$17.7
See Note 7 to our combined and consolidated financial statements.

•
Income Taxes. Income tax benefit was $3.3 million and income tax expense was $0.6 million for the three months ended March 31, 2015 and 2014, respectively. The periods presented were not comparable, as earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown. In addition, the three months ended March 31, 2015 include an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown and income tax expense of $0.4 million related to taxes on earnings from our Granite City operations calculated on a theoretical separate-return basis until the date of the Granite City Dropdown.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Revenues
Sales and other operating revenue	$203.3	$214.5
Costs and operating expenses
Cost of products sold and operating expenses	147.4	166.0
Selling, general and administrative expenses	7.6	6.3
Depreciation and amortization expense	14.6	13.0
Total costs and operating expenses	169.6	185.3
Operating income	33.7	29.2
Interest expense, net	20.6	2.9
Income before income tax expense	13.1	26.3
Income tax (benefit) expense	(3.3)	0.6
Net income	16.4	25.7
Less: Net income attributable to noncontrolling interests	3.2	9.9
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$13.2	$15.8
Less: Net income attributable to Predecessor	0.6	2.6
Net income attributable to SunCoke Energy Partners, L.P.	$12.6	$13.2
Revenues. Total revenues were $203.3 million and $214.5 million for the three months ended March 31, 2015 and 2014, respectively. The decrease was primarily due to the pass-through of lower coal prices in our Domestic Coke segment.
Costs and Operating Expenses. Total operating expenses were $169.6 million and $185.3 million for the three months ended March 31, 2015 and 2014, respectively. The decreases in cost of products sold and operating expenses were primarily driven by reduced coal costs in our Domestic Coke segment as well as lower repairs and maintenance expense in the current year period.
Interest Expense, net. Interest expense, net was $20.6 million and $2.9 million for the three months ended March 31, 2015 and 2014, respectively. Comparability between periods was impacted by financing costs associated with the Granite City Dropdown and higher debt balances as previously discussed. See Note 7 to our combined and consolidated financial statements for further discussion of these financing activities.
Income Taxes. Income tax benefit was $3.3 million and income tax expense was $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Comparability between periods was impacted by the Granite City Dropdown as previously discussed.
Noncontrolling Interest. Income attributable to noncontrolling interest was $3.2 million and $9.9 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in noncontrolling interest was the result of the Partnership's increased ownership in the Haverhill and Middletown cokemaking facilities. This decrease was partially offset by the acquisition of a 75 percent interest in Granite City, which in turn established noncontrolling interest for the 25 percent of Granite City not acquired. See Note 2 to our combined and consolidated financial statements for further discussion of this transaction.
Net Income Attributable to Predecessor. Net income attributable to Predecessor reflects Granite City net income for periods prior to the Granite City Dropdown.
Results of Reportable Business Segments
We report our business results through two segments:

•
Domestic Coke consists of our Haverhill, Middletown and Granite City cokemaking and heat recovery operations located in Franklin Furnace, Ohio; and Middletown, Ohio; and Granite City, Illinois, respectively.

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
Segment Operating Data
The following tables set forth financial and operating data for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$193.0	$203.0
Coal Logistics	10.3	11.5
Coal Logistics intersegment sales	1.7	1.4
Elimination of intersegment sales	(1.7)	(1.4)
Total	$203.3	$214.5
Adjusted EBITDA(1):
Domestic Coke	$48.5	$41.0
Coal Logistics	2.6	2.1
Corporate and Other	(2.8)	(1.4)
Total	$48.3	$41.7
Coke Operating Data:
Domestic Coke capacity utilization (%)	106	100
Domestic Coke production volumes (thousands of tons)	604	567
Domestic Coke sales volumes (thousands of tons)	577	566
Domestic Coke Adjusted EBITDA per ton(2)	$84.06	$72.44
Coal Logistics Operating Data:
Tons handled (thousands of tons)	3,794	4,359
Coal Logistics Adjusted EBITDA per ton handled(3)	$0.69	$0.48

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.
Analysis of Segment Results
Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $10.0 million, or 4.9 percent, to $193.0 million for the three months ended March 31, 2015 compared to $203.0 million for the corresponding period of 2014. The decrease was mainly attributable to the pass-through of lower coal prices, which lowered revenues by $13.2 million. Higher overall sales volumes of 11 thousand tons increased revenues by $4.4 million. The remaining decrease of $1.2 million was primarily related to lower energy sales.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $7.5 million, or 18.3 percent, to $48.5 million for the three months ended March 31, 2015 compared to $41.0 million in the corresponding period of 2014. Overall, Adjusted EBITDA increased due to improved performance driven by better coal-to-coke yields, higher volumes and lower operating and maintenance costs, increasing Adjusted EBITDA $3.8 million, $3.0 million and $1.3 million, respectively. These improvements were partially related to a favorable comparison to the prior year, which experienced more severe winter weather. Lower energy sales of $0.6 million in the current year slightly offset these improvements to Adjusted EBITDA.
Depreciation expense, which was not included in segment profitability, was $12.8 million for the three months ended March 31, 2015 compared to $11.2 million in the prior year period. This increase was partially offset by depreciation expense in the current year period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $12.0 million for the three months ended March 31, 2015 compared to $12.9 million for the corresponding period of 2014, primarily due to a decrease in coal blending and handling volume of 565 thousand tons.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $2.6 million for the three months ended March 31, 2015 compared to $2.1 million in the corresponding period of 2014 as a result of higher margins caused by a shift in sales mix, partly offset by lower volumes.
Depreciation and amortization expense, which was not included in segment profitability, was $1.8 million for both the three months ended March 31, 2015 and 2014, respectively.
Corporate and Other
Corporate and other expenses increased $1.4 million to $2.8 million for the three months ended March 31, 2015 compared to $1.4 million in the same period of 2014. The increase was mainly attributable to $0.9 million of dropdown related transaction costs and a higher allocation of costs from SunCoke in the current period.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves and pay distributions. We believe our current resources, including the potential borrowings under our revolving credit facility, are sufficient to meet our working capital requirements for our current business for the foreseeable future. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. As of March 31, 2015, we had $91.8 million of cash and cash equivalents and $250.0 million of borrowing availability under the Partnership Revolver.
On April 20, 2015, our Board of Directors declared a quarterly cash distribution of $0.5715 per unit. This distribution will be paid on May 29, 2015 to unitholders of record on May 15, 2015. Because we intend to distribute substantially all of our cash available for distribution, our growth may not be as rapid as the growth of businesses that reinvest available cash to expand ongoing operations. Moreover, our future growth may be slower than our historical growth. We expect that we will, in large part, rely upon external financing sources, including bank borrowings and issuances of debt and equity securities, to fund acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. The incurrence of additional debt by us would result in increased interest expense, which in turn may also affect the amount of cash that we have available to distribute to our unitholders.
During the first quarter of 2015, to fund the Granite City Dropdown, the Partnership issued an additional $200.0 million of Partnership Notes.
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements governing the Partnership's debt. Additionally, under the terms of the Partnership Revolver, at March 31, 2015, the Partnership was subject to a maximum consolidated leverage ratio of 4.00:1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. As of March 31, 2015, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

On April 21, 2015, the Partnership amended its revolving credit facility to increase the maximum consolidated leverage ratio from 4.00:1.00 to 4.50:1.00. The amendment allows the Partnership additional financial flexibility to fund potential future inorganic growth opportunities.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$29.7	$7.0
Net cash used in investing activities	(5.5)	(16.1)
Net cash provided by (used in) financing activities	34.3	(18.0)
Net increase (decrease) in cash and cash equivalents	$58.5	$(27.1)
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $22.7 million to $29.7 million for the three months ended March 31, 2015 as compared to $7.0 million in the corresponding period of 2014. The increase in operating cash flows was primarily driven by changes in working capital including the timing of accounts payable and the settlement of $13.1 million of accrued sales discounts in 2014.
Cash Used in Investing Activities
Cash used in investing activities decreased $10.6 million to $5.5 million for the three months ended March 31, 2015 as compared to $16.1 million in the corresponding period in 2014. The decrease is primarily attributable to lower environmental remediation expenditures and lower ongoing capital expenditures as compared to the prior year period.
Cash Used in Financing Activities
Net cash provided by financing activities was $34.3 million for the three months ended March 31, 2015 as compared to net cash used is financing activities of $18.0 million for the corresponding period of 2014. In the first quarter of 2015, we received gross proceeds of $210.8 million from the issuance of Partnership Notes. These cash inflows were partially offset by debt issuance costs of $4.2 million, distributions to our unitholders of $22.2 million and the repayment of debt assumed from Suncoke and other liabilities of $149.5 million, including a redemption premium of $7.7 million.
In the three months ended March 31, 2014, we paid distributions of $12.3 million to SunCoke and distributions to unitholders of $15.2 million. These distributions were partially offset by net transfers from parent of $9.5 million related to SunCoke's centralized financing and cash management program for Granite City prior to the Granite City Dropdown.
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

The following table summarizes capital expenditures for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Ongoing capital	$2.7	$5.5
Environmental remediation capital	2.8	10.6
Total	$5.5	$16.1
Our capital expenditures for 2015 are expected to be approximately $53 million, of which ongoing capital expenditures are expected to be approximately $17 million.
We retained $119 million in proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke previously spent $7 million related to these projects. We have spent approximately $71 million to date and the remaining capital is expected to be spent through the first quarter of 2017.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2015. Please refer to our Annual Report on Form 10-K dated February 24, 2015 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.
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
Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization. Prior to the expiration of our nonconventional fuel tax credits in 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with our customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$43.8	$23.6
Add: Adjusted EBITDA attributable to Predecessor(1)	1.5	5.7
Add: Adjusted EBITDA attributable to noncontrolling interest(2)	3.0	12.4
Adjusted EBITDA	$48.3	$41.7
Subtract:
Depreciation and amortization expense	14.6	13.0
Interest expense, net	20.6	2.9
Income tax (benefit) expense	(3.3)	0.6
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(3)	—	(0.5)
Net income	$16.4	$25.7

(1)	Reflects Granite City Adjusted EBITDA prior to the January 13, 2015 dropdown transaction.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes, income, and depreciation.

(3)
Sales discounts are related to nonconventional fuel tax credits, which expired in 2013. At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our Granite City customer. During first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Combined and Consolidated Statement of Income.

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
There have been no material changes to the Partnership's exposure to market risk since December 31, 2014.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Partnership's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Partnership's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 9 entitled "Commitments and Contingent Liabilities" to our combined and consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description
4.1	Fourth Supplemental Indenture, dated of January 16, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 20, 2015

10.1
Contribution Agreement, dated as of January 12, 2015, by and among Sun Coal & Coke LLC, SunCoke Energy Partners, L.P., SunCoke Energy, Inc. and, solely with respect to Section 2.9 thereof, Gateway Energy & Coke Company, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 13, 2015

10.2	Amendment No. 2 to Omnibus Agreement, dated as of January 13, 2015, incorporated by reference to Exhibit 10.4.2 to the Annual Report on Form 10-K (File No. 001-35782) filed on February 24, 2015

10.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.9.3 to the Annual Report on Form 10-K (File No. 001-35782) filed on February 24, 2015

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

101
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on April 28, 2015, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Combined and Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; and, (iv) the Notes to Combined and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections

*	Filed herewith.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on April 28, 2015.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)