Form 10-Q
period 2015-06-30
SunCoke Energy Partners, L.P.
filed 2015-07-28
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The registrant had 23,573,793 common units and 15,709,697 subordinated units outstanding at July 24, 2015.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Combined and Consolidated Financial Statements

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$207.6	$217.8	$410.9	$432.3
Costs and operating expenses
Cost of products sold and operating expenses	155.6	161.7	303.0	327.7
Selling, general and administrative expenses	7.3	7.8	14.9	14.1
Depreciation and amortization expense	15.4	13.6	30.0	26.6
Total costs and operating expenses	178.3	183.1	347.9	368.4
Operating income	29.3	34.7	63.0	63.9
Interest expense, net	10.8	20.4	31.4	23.3
Income before income tax expense	18.5	14.3	31.6	40.6
Income tax expense (benefit)	0.4	3.5	(2.9)	4.1
Net income	18.1	10.8	34.5	36.5
Less: Net income attributable to noncontrolling interests	1.1	4.6	4.3	14.5
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$17.0	$6.2	$30.2	$22.0
Less: Net income attributable to Predecessor	—	5.0	0.6	7.6
Net income attributable to SunCoke Energy Partners, L.P.	$17.0	$1.2	$29.6	$14.4

General partner's interest in net income	$1.4	$5.3	$3.2	$8.3
Limited partners' interest in net income	$15.6	$0.9	$27.0	$13.7
Net income per common unit (basic and diluted)	$0.40	$0.03	$0.69	$0.45
Net income per subordinated unit (basic and diluted)	$0.40	$0.02	$0.69	$0.37
Weighted average common units outstanding (basic and diluted)	23.6	19.4	23.4	17.6
Weighted average subordinated units outstanding (basic and diluted)	15.7	15.7	15.7	15.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$98.9	$33.3
Receivables	37.0	36.3
Receivables from affiliates, net	0.7	3.1
Inventories	70.3	90.4
Other current assets	3.7	1.5
Total current assets	210.6	164.6
Properties, plants and equipment, net	1,192.8	1,213.4
Goodwill and other intangible assets, net	14.7	15.1
Deferred income taxes	—	21.6
Deferred charges and other assets	0.6	2.3
Total assets	$1,418.7	$1,417.0
Liabilities and Equity
Accounts payable	$48.5	$61.1
Accrued liabilities	12.9	11.2
Interest payable	18.4	12.3
Total current liabilities	79.8	84.6
Long-term debt	597.1	399.0
Deferred income taxes	37.7	—
Asset retirement obligations	5.4	5.3
Other deferred credits and liabilities	1.3	1.4
Total liabilities	721.3	490.3
Equity
Held by public:
Common units (issued 16,791,344 and 16,789,164 units at June 30, 2015 and December 31, 2014, respectively)	238.2	239.1
Held by parent:
Common units (issued 6,782,449 and 4,904,752 units at June 30, 2015 and December 31, 2014, respectively)	164.0	113.8
Subordinated units (issued 15,709,697 units at June 30, 2015 and December 31, 2014, respectively)	202.8	203.7
General partner interest	10.6	9.2
Parent net equity	—	349.8
Partners' capital attributable to SunCoke Energy Partners, L.P.	615.6	915.6
Noncontrolling interest	81.8	11.1
Total equity	697.4	926.7
Total liabilities and partners' net equity	$1,418.7	$1,417.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$34.5	$36.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30.0	26.6
Deferred income tax (benefit) expense	(3.5)	4.2
Loss on debt extinguishment	9.4	15.4
Changes in working capital pertaining to operating activities:
Receivables	(11.4)	(9.7)
Receivables from affiliate, net	4.0	6.4
Inventories	20.1	(1.7)
Accounts payable	(12.6)	(15.2)
Accrued liabilities	1.7	(12.1)
Interest payable	1.5	2.8
Other	(1.2)	(1.1)
Net cash provided by operating activities	72.5	52.1
Cash Flows from Investing Activities:
Capital expenditures	(16.2)	(36.4)
Net cash used in investing activities	(16.2)	(36.4)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	—	88.7
Proceeds from issuance of long-term debt	210.8	268.1
Repayment of long-term debt, including market premium	(149.5)	(271.3)
Debt issuance costs	(4.5)	(5.8)
Proceeds from revolving credit facility	—	40.0
Repayment of revolving facility	—	(72.0)
Distributions to unitholders (public and parent)	(46.0)	(34.4)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(1.5)	(20.2)
Net transfers to parent	—	3.4
Net cash provided by (used in) financing activities	9.3	(3.5)
Net increase in cash and cash equivalents	65.6	12.2
Cash and cash equivalents at beginning of period	33.3	46.3
Cash and cash equivalents at end of period	$98.9	$58.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statement of Equity
(Unaudited)

	Parent Net Equity	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2014	$349.8	$239.1	$113.8	$203.7	$9.2	$11.1	$926.7
Partnership net income	0.6	11.6	4.6	10.8	2.6	4.3	34.5
Distribution to unitholders	—	(18.7)	(7.5)	(17.5)	(2.3)	—	(46.0)
Distributions to noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Dropdown of interest in Granite City:
Issuance of units	—	—	50.7	—	1.0	—	51.7
Adjustments to equity for the acquisition of an interest in Granite City	—	(79.2)	(32.0)	(74.0)	(3.9)	—	(189.1)
Allocation of parent net equity in Granite City to SunCoke Energy Partners, L.P.	(271.5)	85.4	34.4	79.8	4.0	67.9	—
Granite City net assets not assumed by SunCoke Energy Partners, L.P.	(78.9)	—	—	—	—	—	(78.9)
At June 30, 2015	$—	$238.2	$164.0	$202.8	$10.6	$81.8	$697.4

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012 which primarily produces coke used in the blast furnace production of steel. At June 30, 2015, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") as well as a 75 percent interest in Gateway Energy and Coke Company, LLC ("Granite City"). The remaining ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). At June 30, 2015, SunCoke, through a subsidiary, owned a 56.1 percent partnership interest in us and all of our incentive distribution rights and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us. Our Coal Logistics business provides coal handling and blending services to third party customers as well as to our own cokemaking facilities.
Incorporated in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited combined and consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year. These unaudited interim combined and consolidated financial statements and notes should be read in conjunction with the audited combined and consolidated financial statements and notes included in our Current Report on Form 8-K dated April 30, 2015, and our Annual Report on Form 10-K for the year ended December 31, 2014.
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
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-06, "2015-06-Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force)". ASU 2015-06 indicates how the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders, such as the general partner, in a master limited partnership for purposes of calculating earnings per unit under the two-class method. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing presentation matters related to this ASU.
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company early adopted this ASU during the first quarter of 2015. See Note 7.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 eliminates the deferral of FASB Statement No. 167, "Amendments to FASB Interpretation No. 46

(R)," and makes changes to both the variable interest model and the voting model. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
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
The Granite City Dropdown was a transfer of businesses between entities under common control. Accordingly, our historical financial information has been retrospectively adjusted to include Granite City’s historical results and financial position for all periods presented. The Partnership accounted for the Granite City Dropdown as an equity transaction, with SunCoke's interest in Granite City reflected in parent net equity until the date of the transaction. On the date of the Granite City Dropdown, the historical cost of the Granite City assets acquired of $203.6 million was allocated to the general partner and limited partners based on their ownership interest in the Partnership immediately following the equity issuances described below and $67.9 million was allocated to noncontrolling interest for the 25 percent of Granite City retained by SunCoke.
In connection with the Granite City Dropdown, the Partnership issued 1.9 million common units totaling approximately $50.7 million and $1.0 million of general partner interests to SunCoke. In addition, the Partnership assumed and repaid $135.0 million principal amount of SunCoke’s outstanding 7.625 percent senior notes and paid $4.6 million of accrued interest and $7.7 million of redemption premium in connection therewith. The Partnership retained the remaining cash of $45.0 million to pre-fund SunCoke’s obligation to indemnify the Partnership for the anticipated cost of an environmental project at Granite City. To fund the Granite City Dropdown, the Partnership issued an additional $200.0 million of its 7.375 percent unsecured senior notes, due 2020 (the "Partnership Notes").
As the results of Granite City are presented combined with the results of the Partnership for periods prior to the Granite City Dropdown, the only impact on our Combined and Consolidated Statements of Cash Flows for the Granite City Dropdown was the related financing activities discussed above.
Haverhill and Middletown Dropdown
On May 9, 2014, we completed the acquisition of an additional 33 percent interest in each of the Haverhill, Ohio ("Haverhill") and Middletown, Ohio ("Middletown") cokemaking facilities, in each of which we previously had a 65 percent interest, for total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown").
The results of the Haverhill and Middletown operations are consolidated in the combined and consolidated financial statements of the Partnership for all periods presented and any interest in the Haverhill and Middletown operations retained by Sun Coal & Coke is recorded as a noncontrolling interest of the Partnership. Sun Coal & Coke held a 35 percent interest in Haverhill and Middletown prior to the Haverhill and Middletown Dropdown and retained a 2 percent interest in Haverhill and Middletown subsequent to the Haverhill and Middletown Dropdown. We accounted for the Haverhill and Middletown Dropdown as an equity transaction, which resulted in a $171.3 million reduction to noncontrolling interest for the additional 33 percent interest acquired by the Partnership. Partnership equity was decreased $170.1 million for the difference between the transaction value discussed below and the $171.3 million of noncontrolling interest acquired.
Total transaction value for the Haverhill and Middletown Dropdown included $3.4 million of cash to SunCoke, 2.7 million common units totaling $80.0 million issued to SunCoke and $3.3 million of general partner interests issued to SunCoke. We retained $7.0 million in cash to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of an environmental remediation project at Haverhill, which did not impact Partnership equity. In addition, we assumed and repaid approximately $271.3 million of outstanding SunCoke debt and other liabilities, which includes a market premium of $11.4 million to complete the tender of certain debt. The market premium was included in Partnership net income. In conjunction with the assumption of this debt, the Partnership also assumed the related debt issuance costs and debt discount, which were included in the adjustments to equity related to the acquisition in the Consolidated Statements of Equity.
We funded the Haverhill and Middletown Dropdown with $88.7 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263.1 million of gross proceeds from the issuance of an additional $250.0 million aggregate principal amount of Partnership Notes through a private placement on May 9, 2014. In conjunction with the issuance of the additional Partnership Notes, the Partnership incurred debt issuance costs of $4.9 million, $0.9 million of which was considered a modification of debt and was included in other operating cash flows in the Combined and Consolidated Statements of Cash Flows with the remainder included in financing cash flows. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014.
As Haverhill and Middletown were consolidated both prior to and subsequent to the Haverhill and Middletown Dropdown, the only impact on our Combined and Consolidated Statement of Cash Flows was the related financing activities discussed above.
The table below summarizes the effects of the changes in the Partnership's ownership interest in Haverhill, Middletown and Granite City on the Partnership's equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Net income attributable to SunCoke Energy Partners, L.P.	$17.0	$1.2	$29.6	$14.4
Increase in SunCoke Energy Partners, L.P. partnership equity for the purchase of a 75 percent interest in Granite City	—	—	14.5	—
Decrease in SunCoke Energy Partners, L.P. partnership equity for the purchase of an additional 33 percent interest in Haverhill and Middletown	—	(170.1)	—	(170.1)
Change from net income attributable to SunCoke Energy Partners, L.P. and dropdown transactions	$17.0	$(168.9)	$44.1	$(155.7)
The terms of the contribution agreements and the acquisition of the interest in Granite City and interest in Haverhill and Middletown were approved by the conflicts committee of our general partner’s Board of Directors, which consists entirely of independent directors.
3. Related Party Transactions and Agreements
The related party transactions with SunCoke and its affiliates are described below.
Transactions with Affiliate
Our Coal Logistics business provides coal handling and blending services to certain SunCoke cokemaking operations. Coal Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $3.3 million and $6.3 million for the three and six months ended June 30, 2015, respectively, and $3.2 million and $6.0 million during the three and six months ended June 30, 2014, respectively. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $1.2 million and $2.7 million during the three and six months ended June 30, 2015, respectively, and $9.1 million and $16.8 million during the three and six months ended June 30, 2014, respectively. At June 30, 2015, net receivables from SunCoke and affiliates were $0.7 million.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $6.7 million and $13.2 million, for the three and six months ended June 30, 2015, respectively, and $5.9 million and $11.2 million during three and six months ended June 30, 2014, respectively, and are included in selling, general and administrative expenses. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner. These allocations were increased concurrently with the Haverhill and Middletown Dropdown.
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill cokemaking facility arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. SunCoke contributed $67.0 million in partial satisfaction of this obligation from the proceeds of the IPO and an additional $7.0 million in connection with the Haverhill and Middletown Dropdown. SunCoke also has agreed to indemnify us to the full extent of any required remediation at the Granite City cokemaking facility arising from any environmental matter discovered and identified as requiring remediation prior to the Granite City Dropdown. SunCoke has contributed $45.0 million in partial satisfaction of this obligation. See Note 2. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter is identified as requiring remediation, SunCoke will indemnify us for up to $50.0 million of any such remediation costs (we will bear the first $5.0 million of any such costs).
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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
March 31, 2014	$0.5000	$19.2	May 30, 2014	May 15, 2014
June 30, 2014	$0.5150	$19.8	August 29, 2014	August 15, 2014
September 30, 2014	$0.5275	$20.5	November 28, 2014	November 14, 2014
December 31, 2014	$0.5408	$22.2	February 27, 2015	February 13, 2015
March 31, 2015	$0.5715	$23.8	May 29, 2015	May 15, 2015
June 30, 2015(1)	$0.5825	$24.4	August 31, 2015	August 14, 2015
(1) This distribution was declared on July 20, 2015 and will be paid on August 31, 2015 to unitholders of record on August 14, 2015.
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
The calculation of earnings per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014(1)

	(Dollars and units in millions, except per unit amounts)
Net income attributable to SunCoke Energy L.P./Predecessor	$17.0	$6.2	$30.2	$22.0
Less: Allocation of Granite City's net income to the general partner prior to the Granite City Dropdown	—	5.0	0.6	7.6
Net income attributable to partners	17.0	1.2	29.6	14.4
General partner's distributions (including, $1.1, $0.3, $2.0 and $0.4 of incentive distribution rights, respectively)	1.5	0.6	2.9	1.1
Limited partners' distributions on common units	13.7	11.1	27.1	21.9
Limited partners' distributions on subordinated units	9.2	8.1	18.2	16.0
Distributions (greater than) less than earnings	(7.4)	(18.6)	(18.6)	(24.6)
General partner's earnings:
Distributions (including $1.1, $0.3, $2.0 and $0.4 of incentive distribution rights, respectively)	1.5	0.6	2.9	1.1
Allocation of distributions (greater than) less than earnings	(0.1)	(0.3)	(0.3)	(0.4)
Granite City's net income prior to the Granite City Dropdown	—	5.0	0.6	7.6
Total general partner's earnings	1.4	5.3	3.2	8.3
Limited partners' earnings on common units:
Distributions	13.7	11.1	27.1	21.9
Allocation of distributions (greater than) less than earnings	(4.3)	(10.6)	(10.9)	(14.0)
Total limited partners' earnings on common units	9.4	0.5	16.2	7.9
Limited partners' earnings on subordinated units:
Distributions	9.2	8.1	18.2	16.0
Allocation of distributions (greater than) less than earnings	(3.0)	(7.7)	(7.4)	(10.2)
Total limited partners' earnings on subordinated units	6.2	0.4	10.8	5.8
Weighted average limited partner units outstanding:
Common - basic and diluted	23.6	19.4	23.4	17.6
Subordinated - basic and diluted	15.7	15.7	15.7	15.7
Net income per limited partner unit:
Common - basic and diluted	$0.40	$0.03	$0.69	$0.45
Subordinated - basic and diluted	$0.40	$0.02	$0.69	$0.37

(1)	Includes the total cash distribution paid on May 30, 2014 of $19.2 million, which included $3.0 million related to units issued to fund the Haverhill and Middletown Dropdown during May 2014.
Unit Activity
Unit activity for the six months ended June 30, 2015:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2014	16,789,164	4,904,752	21,693,916	15,709,697
Units issued in conjunction with the Granite City Dropdown	—	1,877,697	1,877,697	—
Units issued to directors	2,180	—	2,180	—
At June 30, 2015	16,791,344	6,782,449	23,573,793	15,709,697
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
The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Net income attributable to SunCoke Energy L.P./Predecessor	$17.0	$6.2	$30.2	$22.0
Less: Allocation of Granite City's net income to the general partner prior to the Granite City Dropdown	—	5.0	0.6	7.6
Net income attributable to partners	17.0	1.2	29.6	14.4
General partner's incentive distribution rights	1.1	0.3	2.0	0.4
	15.9	0.9	27.6	14.0
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	0.3	—	0.6	0.3
General partner's incentive distribution rights	1.1	0.3	2.0	0.4
Granite City's net income prior to the Granite City Dropdown	—	5.0	0.6	7.6
Total general partner's interest in net income	$1.4	$5.3	$3.2	$8.3
Common - public unitholder's interest in net income	$6.7	$0.4	$11.6	$5.9
Common - SunCoke interest in net income	2.7	0.1	4.6	1.0
Subordinated - SunCoke interest in net income	6.2	0.4	10.8	6.8
Total limited partners' interest in net income	$15.6	$0.9	$27.0	$13.7
5. Inventories
The components of inventories were as follows:

	June 30, 2015	December 31, 2014

	(Dollars in millions)
Coal	$42.1	$60.4
Coke	1.6	2.0
Materials, supplies, and other	26.6	28.0
Total inventories	$70.3	$90.4
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
The Partnership recorded an income tax expense of $0.4 million for the three months ended June 30, 2015 and an income tax benefit of $2.9 million for the six months ended June 30, 2015, compared to income tax expense of $3.5 million and $4.1 million for the three and six months ended June 30, 2014, respectively. The six months ended June 30, 2015 include an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown. Earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown. Additionally, the six months ended June 30, 2015 includes an equity settlement of $62.8 million of net deferred tax assets calculated on a hypothetical separate-return basis related to our Granite City operations that had been previously utilized by the Predecessor.
7. Debt
Total long-term debt, consisted of the following:

	June 30, 2015	December 31, 2014

	(Dollars in millions)
7.375% senior notes, due 2020 (“Partnership Notes”), including original issue premium of $14.2 million and $11.5 million at June 30, 2015 and December 31, 2014, respectively.	$614.2	$411.5
Debt issuance costs	(17.1)	(12.5)
Total long-term debt	$597.1	$399.0
On January 13, 2015, in connection with the Granite City Dropdown, the Partnership issued an additional $200.0 million of Partnership Notes.  Proceeds of $204.0 million included an original issue premium of $4.0 million. In addition, the Partnership received $6.8 million to fund interest from August 1, 2014 to January 13, 2015, the interest period prior to issuance. This interest was paid to noteholders on February 1, 2015. The Partnership incurred debt issuance costs of $5.2 million, of which $1.0 million was considered a modification of debt and was recorded in interest expense, net on the Combined and Consolidated Statements of Income and was included in other operating cash flows on the Combined and Consolidated Statements of Cash Flow.
In connection with the Granite City Dropdown, the Partnership assumed from SunCoke and repaid $135.0 million principal amount of SunCoke’s outstanding 7.625 percent senior notes ("Notes") and paid interest of $5.6 million. The Partnership also paid a redemption premium of $7.7 million, which was included in interest expense, net on the Combined and Consolidated Statements of Income. The Partnership assumed $2.2 million in debt issuance costs in connection with the assumption of this debt from SunCoke, $0.7 million of which related to the portion of the debt extinguished and was recorded in interest expense, net on the Combined and Consolidated Statements of Income.
On May 9, 2014, in connection with the Haverhill and Middletown Dropdown, the Partnership issued $250.0 million of add-on Partnership Notes. Proceeds of $263.1 million million included an original issue premium of $13.1 million. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014. The Partnership incurred debt issuance costs of $4.9 million, of which $0.9 million was considered a modification of debt and was immediately expensed and recorded in interest expense, net in the Combined and Consolidated Statement of Income and was included in other operating cash flows in the Combined and Consolidated Statement of Cash Flows.
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
As of June 30, 2015, the Partnership had no letters of credit outstanding, leaving $250.0 million available on the Partnership's revolving credit facility ("Partnership Revolver"). During the second quarter of 2015, we incurred $0.3 million of debt issuance costs in connection with amendments of our Partnership Revolver.

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
Under the terms of the Partnership Revolver, at June 30, 2015 the Partnership was subject to a maximum consolidated leverage ratio of 4.50:1.00 (and, if applicable, 5.00 to 1.00 during the remainder of any fiscal quarter and the two immediately succeeding fiscal quarters following our acquisition of additional assets having a fair market value greater than $50 million), calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. As of June 30, 2015, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
8. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Six Months Ended June 30,
	2015	2014

	(Dollars in millions)
Debt assumed by SunCoke Energy Partners, L.P.	$135.0	$259.9
Net assets of the Predecessor not assumed by SunCoke Energy Partners, L.P.
Receivables	9.1	—
Property, plant and equipment	7.0	—
Net deferred tax assets	62.8	—
9. Commitments and Contingent Liabilities
The United States Environmental Protection Agency (the "EPA") has issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stem from alleged violations of air operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent degree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment that was paid by SunCoke in December 2014, as well as capital projects already underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City cokemaking facilities.
We retained an aggregate of $119 million in proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown to fund these environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke spent $7 million related to these projects. We have spent approximately $75 million to date and the remaining capital is expected to be spent through the first quarter of 2017.
The Partnership is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Partnership at June 30, 2015.
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2015, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2015, the estimated fair value of the Partnership's long-term debt was $623.8 million compared to a carrying amount of $614.2 million, which includes the original issue premium. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
11. Business Segment Disclosures
The Partnership derives its revenues from the Domestic Coke and Coal Logistics reportable segments. Domestic Coke operations are comprised of the Haverhill and Middletown cokemaking facilities located in Ohio and the Granite City cokemaking facility located in Illinois. These facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Steam is sold to third party customers primarily pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Coke sales at the Partnership's cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal, AK Steel and U.S. Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$195.7	$203.9	$388.7	$406.9
Coal Logistics	11.9	13.9	22.2	25.4
Coal Logistics intersegment sales	1.6	1.3	3.3	2.7
Elimination of intersegment Sales	(1.6)	(1.3)	(3.3)	(2.7)
Total sales and other operating revenue	$207.6	$217.8	$410.9	$432.3
Adjusted EBITDA:
Domestic Coke	$42.2	$46.1	$90.7	$87.1
Coal Logistics	5.0	5.0	7.6	7.1
Corporate and Other	(2.5)	(2.8)	(5.3)	(4.2)
Total Adjusted EBITDA	$44.7	$48.3	$93.0	$90.0
Depreciation and amortization expense:
Domestic Coke	$13.5	$11.8	$26.3	$23.0
Coal Logistics	1.9	1.8	3.7	3.6
Total depreciation and amortization expense	$15.4	$13.6	$30.0	$26.6
Capital expenditures:
Domestic Coke	$10.4	$19.8	$15.7	$35.6
Coal Logistics	0.3	0.5	0.5	0.8
Total capital expenditures	$10.7	$20.3	$16.2	$36.4

The following table sets forth the Partnership’s total sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking revenues	$180.8	$188.1	$357.2	$373.3
Energy revenues	14.9	15.6	31.5	33.4
Coal logistics revenues	11.4	13.5	21.5	24.2
Other revenues	0.5	0.6	0.7	1.4
Total revenues	$207.6	$217.8	$410.9	$432.3

The following table sets forth the Company's segment assets:

	June 30, 2015	December 31, 2014

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,302.6	$1,276.3
Coal Logistics	115.6	116.6
Corporate and Other	0.5	2.5
Segment assets, excluding deferred tax assets	1,418.7	1,395.4
Deferred tax assets	—	21.6
Total assets	$1,418.7	$1,417.0
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
Management believes Adjusted EBITDA is an important measure of the operating performance, and liquidity of the Partnership's net assets and its ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance and liquidity. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, and they should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. Set forth below is additional discussion of the limitations of Adjusted EBITDA as an analytical tool.
Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect items such as depreciation and amortization;

•	does not reflect changes in, or cash requirements for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income attributable to noncontrolling interests.

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$42.1	$30.8	$85.9	$54.4
Add: Adjusted EBITDA attributable to Predecessor(1)	—	11.7	1.5	17.4
Add: Adjusted EBITDA attributable to noncontrolling interest(2)	2.6	5.8	5.6	18.2
Adjusted EBITDA	$44.7	$48.3	$93.0	$90.0
Subtract:
Depreciation and amortization expense	15.4	13.6	30.0	26.6
Interest expense, net	10.8	20.4	31.4	23.3
Income tax expense (benefit)	0.4	3.5	(2.9)	4.1
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(3)	—	—	—	(0.5)
Net income	$18.1	$10.8	$34.5	$36.5
Add:
Depreciation and amortization expense	15.4	13.6	30.0	26.6
Loss on extinguishment of debt	—	15.4	9.4	15.4
Changes in working capital and other	9.3	5.3	(1.4)	(26.4)
Net cash provided by operating activities	$42.8	$45.1	$72.5	$52.1

(1)	Reflects Granite City Adjusted EBITDA prior to the January 13, 2015 dropdown transaction.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes, income, and depreciation.

(3)
Sales discounts are related to nonconventional fuel tax credits, which expired in 2013. At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our Granite City customer. During first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Combined and Consolidated Statements of Income.

12. Subsequent Events
Acquisition of Convent Marine Terminal
On July 20, 2015, the Partnership entered into an agreement with Raven Energy Holdings, LLC, an affiliate of The Cline Group, to acquire Convent Marine Terminal in Convent, Louisiana, for $412.0 million. This transaction represents a material expansion of the Partnership's coal logistics business and marks our entry into export coal handling. The total consideration of $412.0 million is expected to consist of $82.4 million of common limited partnership units issued to The Cline Group, subject to a lock-up period which vests in four ratable installments over a four-year period, $115.0 million of The Cline Group debt to be assumed by the Partnership and $214.6 million to be initially funded with cash on hand and revolver capacity. Subject to market conditions, the Partnership expects to access the capital markets for long-term financing at a later date. This transaction is expected to close during the third quarter of 2015, subject to customary closing conditions and regulatory approvals.
Unit Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a $50 million unit repurchase program, under which unit purchases may be made periodically in the open market or in private transactions.
Granite City
On July 20, 2015, the Partnership entered into a contribution agreement with SunCoke to acquire an additional 23 percent interest in the Granite City cokemaking facility for $67.0 million.  This transaction is expected to close in the third quarter 2015, concurrently with the execution of long-term financing related to the Convent Marine Terminal acquisition.

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
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012 which primarily produces coke used in the blast furnace production of steel. At June 30, 2015, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") as well as a 75 percent interest in Gateway Energy and Coke Company, LLC ("Granite City"). The remaining ownership interest in our three cokemaking facilities is owned by SunCoke Energy, Inc. ("SunCoke"). At June 30, 2015, SunCoke, through a subsidiary, owned a 56.1 percent partnership interest in us and all of our incentive distribution rights and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us. Our Coal Logistics business provides coal handling and blending services to third party customers as well as to our and SunCoke's cokemaking facilities.
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
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill 1 have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to third-parties. Prior to the second quarter of 2015, Haverhill 1 sold steam to Haverhill Chemicals LLC, a third party. See further discussion in "Recent Developments" below. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.

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
Recent Developments

•	Acquisition of Convent Marine Terminal
On July 20, 2015, the Partnership entered into an agreement with Raven Energy Holdings, LLC, an affiliate of The Cline Group, to acquire Convent Marine Terminal in Convent, Louisiana, for $412.0 million. This transaction represents a material expansion of the Partnership's coal logistics business and marks our entry into export coal handling. Convent Marine Terminal is one of the largest export terminals on the U.S. gulf coast and provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois Basin coal producers, the terminal has direct rail access and the capability to transload 10 million tons of coal annually. The facility is supported by long-term contracts with volume commitments covering substantially all of its current 10 million ton capacity. A $100 million capital investment has modernized and increased efficiency at the facility and when augmented with an additional $20 million in pre-funded investment, will expand capacity to 15 million tons and strengthen the terminal’s competitive profile.
The total consideration of $412.0 million is expected to consist of $82.4 million of common limited partnership units issued to The Cline Group, subject to a lock-up period which vests in four ratable installments over a four-year period, $115.0 million of The Cline Group debt to be assumed by the Partnership and $214.6 million to be initially funded with cash on hand and revolver capacity. Subject to market conditions, the Partnership expects to access the capital markets for long-term financing at a later date. This transaction is expected to close during the third quarter of 2015, subject to customary closing conditions and regulatory approvals.

•	Unit Repurchase Program
On July 20, 2015, our Board of Directors authorized a $50 million unit repurchase program, under which unit purchases may be made periodically in the open market or in private transactions.

•	Haverhill Chemicals
During the second quarter of 2015, Haverhill Chemicals LLC announced plans to shut down their facility adjacent to our Haverhill cokemaking operations.  This shutdown will not impact our ability to produce coke.  The lost energy revenue from Haverhill Chemicals LLC and additional costs we expect to incur at our Haverhill facility is expected to be approximately $6 million during 2015. The impact to second quarter 2015 results of $1.3 million was in line with management's expectations.

•	Granite City Dropdown
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
On July 20, 2015, the Partnership entered into a contribution agreement with SunCoke to acquire an additional 23 percent interest in the Granite City cokemaking facility for $67.0 million.  This transaction is expected to close in the third quarter of 2015, concurrently with the execution of long-term financing related to the Convent Marine Terminal acquisition.
•Idling of U.S. Steel Granite City Works Operations
During the first quarter of 2015, U.S. Steel announced plans to temporarily idle its Granite City Works operations subject to customer demand. Our Granite City cokemaking facility supplies coke to U.S. Steel’s Granite City Works under a long-term, take-or-pay contract until 2025 and the temporary idling does not impact any obligations that U.S. Steel has under this contract.  Since the announcement, U.S. Steel has not idled their facility and has continued to take all of the coke we have produced at our Granite City facility.  Additionally, we are supported by our omnibus agreement with SunCoke, our general partner, that provides certain commercial protections through January of 2018.  See Note 3 to our combined and consolidated financial statements.
Second Quarter Key Financial Results

•	Total revenues decreased $10.2 million, or 4.7 percent, to $207.6 million in the three months ended June 30, 2015 due primarily to the pass-through of lower coal prices in our Domestic Coke segment.

•
Adjusted EBITDA decreased $3.6 million to $44.7 million in the three months ended June 30, 2015 compared to $48.3 million for the same period in 2014, driven primarily by higher operating and maintenance costs due to the timing of planned maintenance outages in our Domestic Coke Segment.

•
Net income attributable to unitholders increased $15.8 million to $17.0 million for the three months ended June 30, 2015, reflecting the Granite City Dropdown in January 2015 as well as transaction and financing costs in the prior year period related to the Haverhill and Middletown Dropdown.

•	Cash distributions paid per unit were $0.5715 and $0.5000 for the three months ended June 30, 2015 and 2014, respectively.
Items Impacting Comparability

•
Interest Expense, net.  Comparisons of interest expense, net between periods were impacted by debt extinguishment costs and higher debt balances. Interest expense, net was $10.8 million and $20.4 million for the three months ended June 30, 2015 and 2014, respectively. The decrease of $9.6 million was primarily driven by:

◦	Loss on extinguishment of debt of $15.4 million related to the Haverhill and Middletown Dropdown in the prior year period; partially offset by

◦	Higher debt balances in the current year period, which increased interest expense, net by $5.5 million.
Interest expense, net was $31.4 million and $23.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase of $8.1 million was primarily driven by:

◦	Higher debt balances in the current year period increased interest expense, net by $13.9 million;

◦	Loss on extinguishment of debt of $9.4 million related to the Granite City Dropdown in the current year period; partially offset by

◦	Loss on extinguishment of debt of $15.4 million related to the Haverhill and Middletown Dropdown in the prior year period.
See Note 7 to our combined and consolidated financial statements.

•
Income Taxes. Income tax expense was $0.4 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively. Income tax benefit was $2.9 million for the six months ended June 30, 2015 compared to income tax expense of $4.1 million in the same prior year period. The periods presented were not comparable, as earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown. The six months ended June 30, 2015 includes an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown and income tax expense of $0.4 million related to taxes on earnings from our Granite City operations calculated on a theoretical separate-return basis until the date of the Granite City Dropdown.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Revenues
Sales and other operating revenue	$207.6	$217.8	$410.9	$432.3
Costs and operating expenses
Cost of products sold and operating expenses	155.6	161.7	303.0	327.7
Selling, general and administrative expenses	7.3	7.8	14.9	14.1
Depreciation and amortization expense	15.4	13.6	30.0	26.6
Total costs and operating expenses	178.3	183.1	347.9	368.4
Operating income	29.3	34.7	63.0	63.9
Interest expense, net	10.8	20.4	31.4	23.3
Income before income tax expense	18.5	14.3	31.6	40.6
Income tax expense (benefit)	0.4	3.5	(2.9)	4.1
Net income	18.1	10.8	34.5	36.5
Less: Net income attributable to noncontrolling interests	1.1	4.6	4.3	14.5
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$17.0	$6.2	$30.2	$22.0
Less: Net income attributable to Predecessor	—	5.0	0.6	7.6
Net income attributable to SunCoke Energy Partners, L.P.	$17.0	$1.2	$29.6	$14.4
Revenues. Total revenues were $207.6 million and $217.8 million for the three months ended June 30, 2015 and 2014, respectively, and were $410.9 million and $432.3 million for the six months ended June 30, 2015 and 2014, respectively. These decreases were primarily due to the pass-through of lower coal prices in our Domestic Coke segment.
Costs and Operating Expenses. Total operating expenses were $178.3 million and $183.1 million for the three months ended June 30, 2015 and 2014, respectively, and were $347.9 million and $368.4 million for the six months ended June 30, 2015 and 2014, respectively. For both the three and six months ended June 30, 2015, the decrease in costs and operating expenses was primarily driven by reduced coal costs in our Domestic Coke segment, partially offset by higher operating and maintenance costs due to the timing of planned maintenance outages in the second quarter of 2015, compared to the same prior year period. The year to date prior year period also was impacted by higher weather related expenses during the first quarter 2014.
Interest Expense, net. Interest expense, net was $10.8 million and $20.4 million for the three months ended June 30, 2015 and 2014, respectively, and $31.4 million and $23.3 million for the six months ended June 30, 2015 and 2014, respectively. Comparability between periods was impacted by changes in debt balances and financing costs associated with the dropdown financing activities previously discussed in "Items Impacting Comparability."

Income Taxes. Income tax expense was $0.4 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively, and was an income tax benefit of $2.9 million for the six months ended June 30, 2015 as compared to expense of $4.1 million in the prior year period. Comparability between periods was impacted by the Granite City Dropdown as previously discussed in "Items Impacting Comparability."
Noncontrolling Interest. Income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Income attributable to noncontrolling interest was $1.1 million and $4.6 million for the three months ended June 30, 2015 and 2014, respectively, and was $4.3 million and $14.5 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in noncontrolling interest was the result of the Partnership's 33.0 percent increase in ownership interest in the Haverhill and Middletown cokemaking facilities in May 2014 ("Haverhill and Middletown Dropdown"). This decrease was partially offset by the acquisition of a 75 percent interest in Granite City, which in turn established noncontrolling interest for the 25 percent of Granite City not acquired. See Note 2 to our combined and consolidated financial statements for further discussion of this transaction.
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
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity, it is used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with U.S. GAAP. See “Non-GAAP Financial Measures” near the end of this Item.
Segment Operating Data
The following tables set forth financial and operating data for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$195.7	$203.9	$388.7	$406.9
Coal Logistics	11.9	13.9	22.2	25.4
Coal Logistics intersegment sales	1.6	1.3	3.3	2.7
Elimination of intersegment sales	(1.6)	(1.3)	(3.3)	(2.7)
Total	$207.6	$217.8	$410.9	$432.3
Adjusted EBITDA(1):
Domestic Coke	$42.2	$46.1	$90.7	$87.1
Coal Logistics	5.0	5.0	7.6	7.1
Corporate and Other	(2.5)	(2.8)	(5.3)	(4.2)
Total	$44.7	$48.3	$93.0	$90.0
Coke Operating Data:
Domestic Coke capacity utilization (%)	106	107	106	103
Domestic Coke production volumes (thousands of tons)	605	611	1,209	1,178
Domestic Coke sales volumes (thousands of tons)	633	613	1,211	1,179
Domestic Coke Adjusted EBITDA per ton(2)	$66.67	$75.20	$74.90	$73.88
Coal Logistics Operating Data:
Tons handled (thousands of tons)	4,366	5,605	8,160	9,964
Coal Logistics Adjusted EBITDA per ton handled(3)	$1.15	$0.89	$0.93	$0.71

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.
Analysis of Segment Results
Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $8.2 million, or 4.0 percent, to $195.7 million for the three months ended June 30, 2015 compared to $203.9 million for the corresponding period of 2014. The decrease was mainly attributable to the pass-through of lower coal prices, which lowered revenues by $12.5 million. Higher overall sales volumes of 20 thousand tons increased revenues by $4.8 million. The remaining decrease of $0.5 million was primarily related to lower energy sales.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $3.9 million, or 8.5 percent, to $42.2 million for the three months ended June 30, 2015 compared to $46.1 million in the corresponding period of 2014. The impact of the timing of planned maintenance outages further decreased Adjusted EBITDA by approximately $4.0 million in the current year period. On a full year basis, this outage is not expected to significantly impact the comparability to the prior year period. These decreases were partially offset by slightly higher volumes over the same prior year period.
Depreciation expense, which was not included in segment profitability, was $13.5 million for the three months ended June 30, 2015 compared to $11.8 million in the prior year period. This increase was primarily the result of depreciation expense in the current year period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $13.5 million for the three months ended June 30, 2015 compared to $15.2 million for the corresponding period of 2014. This decrease was primarily due to an overall decrease in volume of 1,239 thousand tons, which decreased revenues $3.2 million. This decrease was partially offset by more favorable pricing on higher volumes of blending services.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $5.0 million for both the three months ended June 30, 2015 and 2014, respectively. These results reflect a higher volume of blending services compared to the prior year period, which yielded more favorable margins and increased Adjusted EBITDA $1.1 million. These increases were offset by lower overall volume.
Depreciation and amortization expense, which was not included in segment profitability, was $1.9 million during the three months ended June 30, 2015 compared to $1.8 million during the same prior year period.
Corporate and Other
Corporate and other expenses decreased $0.3 million to $2.5 million for the three months ended June 30, 2015 compared to $2.8 million in the same period of 2014. Comparison between periods was impacted by transaction costs associated with the Haverhill and Middletown Dropdown in the prior year period of $0.8 million. The remaining change primarily reflects a higher allocation of costs in the current year period from SunCoke resulting from with the Haverhill and Middletown Dropdown.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $18.2 million, or 4.5 percent, to $388.7 million for the six months ended June 30, 2015 compared to $406.9 million for the corresponding period of 2014. The decrease was mainly attributable to the pass-through of lower coal prices, which decreased revenues by $25.5 million. Higher overall sales volumes of 32 thousand tons increased revenues by $8.9 million. The remaining decrease of $1.6 million was primarily related to lower energy sales driven by the shut down of Haverhill Chemicals LLC.

Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $3.6 million, or 4.1 percent, to $90.7 million for the six months ended June 30, 2015 compared to $87.1 million in the corresponding period of 2014. Adjusted EBITDA increased due to higher volume of 32 thousand tons, which increased Adjusted EBITDA $3.7 million. The timing of planned maintenance outages decreased Adjusted EBITDA approximately $4.0 million, but were mostly offset by other lower operating and maintenance spending in the current year period of $3.2 million. On a full year basis, this outage is not expected to significantly impact the comparability to the prior year period. Lower energy sales driven by the shut down of Haverhill Chemicals LLC decreased Adjusted EBITDA $1.9 million. The remaining increase of $2.6 million was primarily the result of improved coal-to-coke yields driven by a favorable comparison to the prior year, which experienced more severe winter weather.
Depreciation expense, which was not included in segment profitability, was $26.3 million for the six months ended June 30, 2015 compared to $23.0 million in the prior year period. This increase was primarily the result of depreciation expense in the current year period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $25.5 million for the six months ended June 30, 2015 compared to $28.1 million for the corresponding period of 2014. The decrease was primarily due to an overall decrease in volume of 1,804 thousand tons, which decreased revenues $4.8 million. This decrease was partially offset by more favorable pricing on higher volumes of blending services.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $7.6 million for the six months ended June 30, 2015 compared to $7.1 million in the corresponding period of 2014. This increase reflected a higher volume of blending services compared to the prior year period, which yielded more favorable margins and increased Adjusted EBITDA $2.1 million. These increases were offset by lower overall volume.
Depreciation and amortization expense, which was not included in segment profitability, was $3.7 million for the six months ended June 30, 2015 compared to $3.6 million for the same prior year period.
Corporate and Other
Corporate and other expenses increased $1.1 million to $5.3 million for the six months ended June 30, 2015 compared to $4.2 million in the same period of 2014. The current year period reflects a higher allocation of costs from SunCoke in conjunction with the Haverhill and Middletown Dropdown. Dropdown related transaction costs of $0.9 million in the first quarter of 2015 were comparable with dropdown transaction costs of $0.8 million in the prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, repurchase units, and pay distributions. We believe our current resources, including the potential borrowings under our revolving credit facility, are sufficient to meet our working capital requirements for our current business for the foreseeable future. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. As of June 30, 2015, we had $98.9 million of cash and cash equivalents and $250.0 million of borrowing availability under the Partnership Revolver.
In July 2015, the Partnership entered into an agreement to acquire Convent Marine Terminal in Convent, Louisiana for $412.0 million. The Partnership expects approximately $214.6 million to be initially funded with cash on hand and revolver capacity, which will reduce our borrowing availability. Subject to market conditions, the Partnership expects to access the capital markets for long-term financing at a later date.
On July 20, 2015, our Board of Directors authorized a $50 million unit repurchase program, under which unit purchases may be made periodically in the open market or in private transactions.
On July 20, 2015, our Board of Directors declared a quarterly cash distribution of $0.5825 per unit. This distribution will be paid on August 31, 2015 to unitholders of record on August 14, 2015. Because we intend to distribute substantially all of our cash available for distribution, our growth may not be as rapid as the growth of businesses that reinvest available cash to expand ongoing operations. Moreover, our future growth may be slower than our historical growth. We expect that we will, in large part, rely upon external financing sources, including bank borrowings and issuances of debt and equity securities, to fund acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. The incurrence of additional debt by us would result in increased interest expense, which in turn may also affect the amount of cash that we have available to distribute to our unitholders.
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
Under the terms of the Partnership Revolver, at June 30, 2015 the Partnership was subject to a maximum consolidated leverage ratio of 4.50:1.00 (and, if applicable, 5.00 to 1.00 during the remainder of any fiscal quarter and the two immediately succeeding fiscal quarters following our acquisition of additional assets having a fair market value greater than $50 million), calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. As of June 30, 2015, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014

	(Dollars in millions)
Net cash provided by operating activities	$72.5	$52.1
Net cash used in investing activities	(16.2)	(36.4)
Net cash provided by (used in) financing activities	9.3	(3.5)
Net increase in cash and cash equivalents	$65.6	$12.2
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $20.4 million to $72.5 million for the six months ended June 30, 2015 as compared to $52.1 million in the corresponding period of 2014. The increase primarily reflects working capital changes associated with lower inventory due to the current year period wind down of a strategic build in inventory levels from the second half of 2014 and the settlement of $13.1 million of accrued sales discounts in the prior year period.
Cash Used in Investing Activities
Cash used in investing activities decreased $20.2 million to $16.2 million for the six months ended June 30, 2015 as compared to $36.4 million in the corresponding period in 2014. The decrease was primarily due to higher capital expenditures related to the environmental remediation project at Haverhill in the prior year period.
Cash Used in Financing Activities
Net cash provided by financing activities was $9.3 million for the six months ended June 30, 2015 as compared to net cash used in financing activities of $3.5 million for the corresponding period of 2014. In the first half of 2015, we received gross proceeds of $210.8 million from the issuance of Partnership Notes. These cash inflows were partially offset by debt issuance costs of $4.5 million, distributions to our unitholders of $46.0 million and the repayment of debt assumed from Suncoke and other liabilities of $149.5 million, including a redemption premium of $7.7 million.
Net cash used in financing activities was $3.5 million for the six months ended June 30, 2014. In the second quarter of 2014, we received net proceeds of $88.7 million from the issuance of 3,220,000 common units in SunCoke Energy Partners, L.P. to common unitholders and gross proceeds of $268.1 million from the issuance of Senior Notes. These cash inflows were partially offset by the repayment of $271.3 million of long term debt, including a market premium of $11.4 million to complete the tender of certain debt, debt issuance costs of $5.8 million. In the first half of 2014, we made distributions to our unitholders of $34.4 million and distributions to SunCoke of $20.2 million. Additionally, we made net repayments of $32.0 million on the revolver. These cash outflows were partially offset by net transfers from parent of $3.4 million related to SunCoke's centralized financing and cash management program for Granite City prior to the Granite City Dropdown.
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

The following table summarizes capital expenditures for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014

	(Dollars in millions)
Ongoing capital	$9.8	$11.7
Environmental remediation capital	6.4	24.7
Total	$16.2	$36.4
Our capital expenditures for 2015, excluding the anticipated acquisition of Convent Marine Terminal, are expected to be approximately $42 million, of which ongoing capital expenditures are expected to be approximately $20 million.
We retained $119 million in proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke spent $7 million related to these projects. We have spent approximately $75 million to date and the remaining capital is expected to be spent through the first quarter of 2017.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2015. Please refer to our Current Report on Form 8-K dated April 30, 2015 and our Annual Report on Form 10-K dated February 24, 2015 for a summary of these policies.
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
Management believes Adjusted EBITDA is an important measure of the operating performance, and liquidity of the Partnership's net assets and its ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance and liquidity. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, and they should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. Set forth below is additional discussion of the limitations of Adjusted EBITDA as an analytical tool.
Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect items such as depreciation and amortization;

•	does not reflect changes in, or cash requirements for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income attributable to noncontrolling interests.

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$42.1	$30.8	$85.9	$54.4
Add: Adjusted EBITDA attributable to Predecessor(1)	—	11.7	1.5	17.4
Add: Adjusted EBITDA attributable to noncontrolling interest(2)	2.6	5.8	5.6	18.2
Adjusted EBITDA	$44.7	$48.3	$93.0	$90.0
Subtract:
Depreciation and amortization expense	15.4	13.6	30.0	26.6
Interest expense, net	10.8	20.4	31.4	23.3
Income tax expense (benefit)	0.4	3.5	(2.9)	4.1
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(3)	—	—	—	(0.5)
Net income	$18.1	$10.8	$34.5	$36.5
Add:
Depreciation and amortization expense	15.4	13.6	30.0	26.6
Loss on extinguishment of debt	—	15.4	9.4	15.4
Changes in working capital and other	9.3	5.3	(1.4)	(26.4)
Net cash provided by operating activities	$42.8	$45.1	$72.5	$52.1

(1)	Reflects Granite City Adjusted EBITDA prior to the January 13, 2015 dropdown transaction.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes, income, and depreciation.

(3)
Sales discounts are related to nonconventional fuel tax credits, which expired in 2013. At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our Granite City customer. During first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Combined and Consolidated Statements of Income.

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

•
disruption in our information technology infrastructure and/or loss of our ability to securely store, maintain, or transmit data due to security breach by hackers, employee error or malfeasance, terrorist attack, power loss, telecommunications failure or other events;

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our operations;

•	claims of noncompliance with any statutory and regulatory requirements;

•	the accuracy of our estimates of any necessary reclamation and/or remediation activities;

•	proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, pensions, or income;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	changes in product specifications for the coke that we produce or the coals that we blend, store and transport;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Partnership's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 9 entitled "Commitments and Contingent Liabilities" to our combined and consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes, expect as stated below, with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, a partnership such as ours would be treated as a corporation for federal income tax purposes unless more than 90 percent of our income is from certain specified sources (the “Qualifying Income Exception”).
On May 5, 2015, the U.S. Treasury Department (the “Treasury Department”) and the Internal Revenue Service (the “IRS”) issued proposed regulations (the “Proposed Regulations”) regarding the application of the Qualifying Income Exception to minerals and natural resources. On June 16, 2015, we submitted a comment letter requesting the IRS change the manner in which the Proposed Regulations define processing ores and minerals. While we believe that our cokemaking activities are largely consistent with the Proposed Regulations, we believe that the regulations should be clarified in order to eliminate any uncertainty with respect to our status as a partnership for U.S. federal income tax purposes.
Although we do not believe, based upon our current operations and language of the Proposed Regulations, that we will be treated as a corporation for U.S. federal income tax purposes, the IRS could disagree with our analysis and therefore cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. In addition, a change in our business could also subject us to taxation as an entity.
Because the income earned by our process steam and power generation subsidiaries may not satisfy the Qualifying Income Exception, if the income generated by these subsidiaries increases as a percentage of our total gross income, such that we are at risk of exceeding the amount of non-qualifying income we can earn and still be classified as a partnership for federal tax purposes (10 percent of our gross income each year), we may file an election to have one or both of these subsidiaries treated as a corporation for U.S. federal income tax purposes which would result in the subsidiaries becoming taxable entities.
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
The pending Convent Marine Terminal acquisition may not close as anticipated.
The Convent Marine Terminal acquisition is expected to close no later than September 1, 2015 and is subject to customary closing conditions and regulatory approvals. If these conditions and regulatory approvals are not satisfied or waived, the acquisition will not be consummated. Certain of the conditions remaining to be satisfied include:

•	the continued accuracy of the representations and warranties contained in the Purchase Agreement;

•	the performance by each party of its obligations under the Purchase Agreement; and

•
the absence of any temporary restraining order, preliminary injunction, injunction or other order from any governmental authority to materially delay or otherwise enjoin the transactions contemplated in the Purchase Agreement.

In addition, the Sellers may terminate the transaction if the acquisition has not closed on or before September 30, 2015. There is no assurance that this acquisition will close on or before that time, or at all, or close without material adjustment.
If the Convent Marine Terminal acquisition does not perform as expected, our future financial performance may be negatively impacted.
Integration of the Convent Marine Terminal business and operations with our existing business and operations will be a time-consuming and potentially costly process, particularly given that the acquisition will increase our size and diversify the geographic areas in which we operate. A failure to successfully integrate the Convent Marine Terminal business and operations with our existing business and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired business;

•	diversion of management’s attention from other business concerns;

•	integrating personnel from diverse business backgrounds and organizational cultures;

•	managing relationships with new customers and suppliers for whom we have not previously provided products or services;

•	integrating internal controls and managing regulatory compliance and corporate governance matters;

•	maintaining an effective system of internal controls related to the acquired business;

•	an increase in our indebtedness;

•
potential environmental or other regulatory compliance matters or liabilities and/or title issues, including certain liabilities arising from the operation of the acquired business before the acquisition;

•	coordinating geographically disparate organizations, systems and facilities; and

•	coordinating and consolidating corporate and administrative functions.
Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition.
Our acquisition of Convent Marine Terminal could expose us to potential significant liabilities.
In connection with the anticipated Convent Marine Terminal acquisition, we will purchase all of the equity interests of Raven Energy LLC (“Raven”), the entity that currently owns the Convent Marine Terminal. Since we are purchasing the equity interests of Raven, rather than just its assets, we will be acquiring the liabilities of Raven, except for certain liabilities as outlined in the Purchase Agreement, including unknown and contingent liabilities. We have performed due diligence in connection with the Convent Marine Terminal acquisition and have attempted to verify the representations of the Sellers and of management. However, there may be pending, threatened, contemplated or contingent claims against Raven related to environmental, title, regulatory, litigation or other matters of which we are currently unaware. Although the former owners of Raven agreed to indemnify us on a limited basis against some of these liabilities, certain of these indemnification obligations will expire two years after the date the acquisition is completed without any claims having been asserted by us. Accordingly, there is a risk that we ultimately could be liable for unknown obligations of Raven, which could materially adversely affect our operations and financial condition.
We expect to derive a significant portion of our revenues related to the Convent Marine Terminal from a limited number of customers, and the loss of any of these customers could result in a significant loss of revenues and cash flow.
We expect to derive a significant portion of our revenues and cash flow in connection with the Convent Marine Terminal assets from two customers. The loss of any of these customers could have a significant and adverse effect on our business, results of operations and financial condition, and/or our ability to make cash distributions at currently anticipated levels.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

10.1
Amendment No. 3 to Credit Agreement, dated as of April 21, 2015, by and among SunCoke Energy Partners, L.P., the banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35782) filed April 27, 2015).

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

101
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, filed with the Securities and Exchange Commission on July 28, 2015, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Combined and Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; and, (iv) the Notes to Combined and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on July 28, 2015.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)