Form 10-Q
period 2015-09-30
SunCoke Energy Partners, L.P.
filed 2015-10-27
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The registrant had 30,712,494 common units and 15,709,697 subordinated units outstanding at October 23, 2015.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Combined and Consolidated Financial Statements

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$210.2	$216.8	$621.1	$649.1
Costs and operating expenses
Cost of products sold and operating expense	149.7	157.6	452.7	485.3
Selling, general and administrative expense	9.8	6.7	24.7	20.8
Depreciation and amortization expense	17.0	13.7	47.0	40.3
Total costs and operating expenses	176.5	178.0	524.4	546.4
Operating income	33.7	38.8	96.7	102.7
Interest expense, net	12.4	6.8	43.8	30.1
Income before income tax expense	21.3	32.0	52.9	72.6
Income tax expense (benefit)	0.5	4.9	(2.4)	9.0
Net income	20.8	27.1	55.3	63.6
Less: Net income attributable to noncontrolling interests	1.3	0.6	5.6	15.1
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$19.5	$26.5	$49.7	$48.5
Less: Net income attributable to Predecessor	—	6.3	0.6	13.9
Net income attributable to SunCoke Energy Partners, L.P.	$19.5	$20.2	$49.1	$34.6

General partner's interest in net income	$1.9	$7.0	$5.1	$15.3
Limited partners' interest in net income	$17.6	$19.5	$44.6	$33.2
Net income per common unit (basic and diluted)	$0.43	$0.52	$1.16	$1.01
Net income per subordinated unit (basic and diluted)	$0.38	$0.52	$1.00	$0.89
Weighted average common units outstanding (basic and diluted)	27.4	21.7	24.8	19.0
Weighted average subordinated units outstanding (basic and diluted)	15.7	15.7	15.7	15.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$61.3	$33.3
Receivables	59.7	36.3
Receivables from affiliates, net	1.9	3.1
Inventories	75.4	90.4
Other current assets	2.9	1.5
Total current assets	201.2	164.6
Restricted cash	21.5	—
Properties, plants and equipment, net	1,331.3	1,213.4
Goodwill	69.1	8.2
Other intangible assets, net	190.2	6.9
Deferred income taxes	—	21.6
Deferred charges and other assets	1.1	2.3
Total assets	$1,814.4	$1,417.0
Liabilities and Equity
Accounts payable	$51.1	$61.1
Accrued liabilities	20.0	11.2
Current portion of long-term debt	1.1	—
Interest payable	8.3	12.3
Total current liabilities	80.5	84.6
Long-term debt	939.8	399.0
Deferred income taxes	38.1	—
Asset retirement obligations	5.6	5.3
Other deferred credits and liabilities	9.1	1.4
Total liabilities	1,073.1	490.3
Equity
Held by public:
Common units (issued 21,006,495 and 16,789,164 units at September 30, 2015 and December 31, 2014, respectively)	300.4	239.1
Held by parent:
Common units (issued 9,705,999 and 4,904,752 units at September 30, 2015 and December 31, 2014, respectively)	209.9	113.8
Subordinated units (issued 15,709,697 units at September 30, 2015 and December 31, 2014, respectively)	201.5	203.7
General partner interest	13.6	9.2
Parent net equity	—	349.8
Partners' capital attributable to SunCoke Energy Partners, L.P.	725.4	915.6
Noncontrolling interest	15.9	11.1
Total equity	741.3	926.7
Total liabilities and partners' net equity	$1,814.4	$1,417.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$55.3	$63.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	47.0	40.3
Deferred income tax (benefit) expense	(3.1)	9.0
Loss on debt extinguishment	9.4	15.4
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	(28.0)	(6.0)
Receivables from affiliate, net	2.8	5.6
Inventories	16.7	(15.0)
Accounts payable	(4.1)	(12.8)
Accrued liabilities	1.4	(12.7)
Interest payable	(8.7)	0.3
Other	(0.5)	(1.1)
Net cash provided by operating activities	88.2	86.6
Cash Flows from Investing Activities:
Capital expenditures	(31.7)	(57.0)
Acquisition of business	(193.1)	—
Restricted cash	(21.5)	—
Net cash used in investing activities	(246.3)	(57.0)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	30.0	90.5
Proceeds from issuance of long-term debt	210.8	268.1
Repayment of long-term debt, including market premium	(149.8)	(276.3)
Debt issuance costs	(4.5)	(5.8)
Proceeds from revolving credit facility	185.0	40.0
Repayment of revolving facility	—	(80.0)
Distributions to unitholders (public and parent)	(75.0)	(54.2)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(2.7)	(20.4)
Common public unit repurchases	(10.0)	—
Capital contributions from SunCoke Energy Partners GP LLC	2.3	0.3
Net transfers to parent	—	(11.2)
Net cash provided by (used in) financing activities	186.1	(49.0)
Net increase (decrease) in cash and cash equivalents	28.0	(19.4)
Cash and cash equivalents at beginning of period	33.3	46.3
Cash and cash equivalents at end of period	$61.3	$26.9

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statement of Equity
(Unaudited)

	Parent Net Equity	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2014	$349.8	$239.1	$113.8	$203.7	$9.2	$11.1	$926.7
Partnership net income	0.6	19.3	8.0	17.3	4.5	5.6	55.3
Distribution to unitholders	—	(31.0)	(13.2)	(26.7)	(4.1)	—	(75.0)
Distributions to noncontrolling interest	—	—	—	—	—	(2.7)	(2.7)
Unit repurchases	—	(10.0)	—	—	—	—	(10.0)
Issuance of units	—	75.0	98.0	—	3.7	—	176.7
Adjustments to equity for the acquisition of an interest in Granite City	—	(106.7)	(44.6)	(94.4)	(5.1)	—	(250.8)
Allocation of parent net equity in Granite City to SunCoke Energy Partners, L.P.	(271.5)	114.7	47.9	101.6	5.4	1.9	—
Granite City net assets not assumed by SunCoke Energy Partners, L.P.	(78.9)	—	—	—	—	—	(78.9)
At September 30, 2015	$—	$300.4	$209.9	$201.5	$13.6	$15.9	$741.3

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At September 30, 2015, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). At September 30, 2015, SunCoke, through a subsidiary, owned a 53.7 percent partnership interest in us and all of our incentive distribution rights and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us. Our Coal Logistics business provides coal handling and/or blending services to third party customers as well as to our own cokemaking facilities.
Incorporated in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited combined and consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year. These unaudited interim combined and consolidated financial statements and notes should be read in conjunction with the audited combined and consolidated financial statements and notes included in our Current Report on Form 8-K dated April 30, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2014.
On January 13, 2015, the Partnership acquired an initial 75 percent interest in SunCoke's Granite City cokemaking facility (the "Granite City Dropdown"). On August 12, 2015, the Partnership acquired an additional 23 percent interest in SunCoke's Granite City cokemaking facility (the "Granite City Supplemental Dropdown"). The combined and consolidated financial statements for the periods presented pertain to the operations of the Partnership and give retrospective effect to include the results of operations, financial position and cash flows of Granite City as a result of the Granite City Dropdown.
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
New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized at the acquisition date. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value, removing the consideration of current replacement cost. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
In April 2015, the FASB issued ASU 2015-06, "2015-06-Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force)."

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
2. Acquisitions
Convent Marine Terminal Acquisition
On August 12, 2015, the Partnership completed the acquisition of a 100 percent ownership interest in Raven Energy LLC, which owns Convent Marine Terminal ("CMT") for a total transaction value of $404.5 million. This transaction represents a significant expansion of the Partnership's Coal Logistics business and marks our entry into export coal handling. CMT is one of the largest export terminals on the U.S. gulf coast and provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the capability to transload 10 million tons of coal annually. The facility is supported by long-term contracts with volume commitments covering all of its current 10 million ton capacity.
The total transaction value of $404.5 million included the issuance of 4.8 million of the Partnership's common units to the previous owner of Raven Energy LLC, The Cline Group, with an aggregate value of $75.0 million, based on the unit price on the date of close. In addition, the Partnership assumed $114.9 million of a six-year term loan from Raven Energy LLC. The Partnership obtained additional funding for the transaction by drawing $185.0 million on the Partnership's revolving credit facility. The Partnership paid $193.1 million in cash, which was partially funded by SunCoke in exchange for 1.8 million of the Partnership's common units, with an aggregate value of $30.0 million. In connection with the acquisition, the Partnership’s general partner made a capital contribution to the Partnership of approximately $2.3 million in order to preserve its 2 percent general partner interest. An additional $21.5 million in cash was withheld to fund the completion of expansion capital improvements at CMT and is recorded in restricted cash on the Combined and Consolidated Balance Sheet.
The following table summarizes the consideration transferred to acquire CMT:

Fair Value of Consideration Transferred:	(Dollars in millions)
Cash	$193.1
Partnership common units	75.0
Assumption of Raven Energy LLC term loan	114.9
Cash withheld to fund capital expenditures	21.5
Total fair value of consideration transferred:	$404.5
The purchase price allocation has been determined provisionally, and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Partnership is in the process of finalizing appraisals of tangible and intangible assets acquired. Accordingly, the provisional measurements are subject to change. In addition, we are in the process of finalizing working capital adjustments for the acquisition, which may result in a corresponding adjustment to the total purchase price as well as the value of assets acquired. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocated to goodwill.

The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Recognized amounts of identifiable assets acquired and liabilities assumed:	(Dollars in millions)
Receivables	$6.1
Inventories	1.7
Other current assets	0.1
Properties, plants and equipment, net	145.1
Accounts payable	(0.5)
Accrued liabilities	(7.5)
Current portion of long-term debt	(1.1)
Long-term debt	(113.8)
Contingent consideration	(7.9)
Net recognized amounts of identifiable assets acquired	$22.2
Intangible assets	185.0
Goodwill	60.9
Total assets acquired, net of liabilities assumed	$268.1
Plus:
Debt assumed	$114.9
Cash withheld to fund capital expenditures	21.5
Total fair value of consideration transferred	$404.5
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary factors that contributed to a premium in the purchase price and the resulting recognition of goodwill were the value of additional capacity and potential for future additional throughput.
The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

	Weighted - Average Remaining Amortization Years	(Dollars in millions)
Customer contracts	7	$24.0
Customer relationships	17	22.0
Permits	27	139.0
Total		$185.0
The purchase price includes a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume, price, and contract renewals.  The fair value of the contingent consideration at the acquisition date was estimated at $7.9 million and was based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales, and probability of contract renewal including length of future contracts, volume commitment, and anticipated price per ton. Contingent consideration is included in other deferred credits and liabilities on the Combined and Consolidated Balance Sheet.
The results of CMT have been included in the combined and consolidated financial statements since the acquisition date and are included in the Coal Logistics segment. CMT contributed revenues of $5.7 million and operating income of $2.6 million from the acquisition date to September 30, 2015.
The below unaudited pro forma estimated combined results of operations have been prepared assuming the acquisition of CMT had taken place at January 1, 2014. The following unaudited pro forma combined results of operations were prepared using historical financial information of CMT:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions, except per unit amounts)
Sales and other operating revenue	$216.8	$233.4	$653.8	$692.8
Net income	$20.3	$35.1	$55.4	$77.5
Net income per limited partner unit (basic and diluted)	$0.37	$0.58	$0.95	$1.06
The pro forma combined results of operations reflect historical results adjusted for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, and income tax expense. The pro forma combined results do not include acquisition costs or new contracts.
Cash received from customers based on pro-rata volume commitments under take-or-pay contracts that is in excess of cash earned for services provided during the quarter is recorded as deferred revenue. Deferred revenue on take-or-pay contracts is recognized into income annually based on the terms of the contract. For the nine months ended September 30, 2015 and 2014, CMT deferred $5.1 million and $2.6 million in revenue, respectively, for its take-or-pay contracts. The unaudited pro forma combined and consolidated financial statements are presented for informational purposes only and do not necessarily reflect future results given the timing of new customer contracts, revenue recognition related to take-or-pay shortfalls, and other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of CMT occurred on January 1, 2014, or future results.
Granite City Dropdowns
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Granite City cokemaking facility for a total transaction value of $244.4 million. The Granite City cokemaking facility, which began operations in 2009, has annual cokemaking capacity of 650 thousand tons and produces super-heated steam for power generation. Both the coke and the steam are provided to U.S. Steel under a long-term take-or-pay contract that expires in 2025.
The Granite City Dropdown was a transfer of businesses between entities under common control. Accordingly, our historical financial information has been retrospectively adjusted to include Granite City’s historical results and financial position for all periods presented. The Partnership accounted for the Granite City Dropdown as an equity transaction, with SunCoke's interest in Granite City reflected in parent net equity until the date of the transaction. On the date of the Granite City Dropdown, the historical cost of the Granite City assets acquired of $203.6 million was allocated to the general partner and limited partners based on their ownership interest in the Partnership immediately following the equity issuances described below, and $67.9 million was allocated to noncontrolling interest for the 25 percent of Granite City retained by SunCoke. The net impact on Partnership equity of the book value acquired, net of the transaction value was $15.1 million representing the net book value acquired of $203.6 million partially offset by transaction value recorded through equity of $188.5 million. The remaining transaction value of $55.9 million includes cash retained to pre-fund the environmental project, interest expensed, redemption premium, and debt issuance costs discussed below and in Note 7.
In connection with the Granite City Dropdown, the Partnership issued 1.9 million common units totaling approximately $50.1 million and $1.0 million of general partner interest to SunCoke. In addition, the Partnership assumed and repaid $135.0 million principal amount of SunCoke’s outstanding 7.625 percent senior notes ("Notes") and $1.0 million of related accrued interest. The total transaction value also included $4.6 million of interest and $7.7 million of redemption premium in connection therewith, both of which were included in interest expense, net on the Combined and Consolidated Statements of Income. The Partnership retained the remaining cash of $45.0 million to pre-fund SunCoke’s obligation to indemnify the Partnership for the anticipated cost of an environmental project at Granite City. To fund the Granite City Dropdown, the Partnership issued an additional $200.0 million of its 7.375 percent unsecured senior notes, due 2020 (the "Partnership Notes").
On August 12, 2015, the Partnership acquired an additional 23 percent interest in SunCoke's Granite City cokemaking facility for a total transaction value of $65.2 million (the "Granite City Supplemental Dropdown"). The Partnership accounted for the Granite City Supplemental Dropdown as an equity transaction. On the date of the Granite City Supplemental Dropdown, the historical cost of the Granite City assets acquired was $66.0 million, which was allocated to the general partner and limited partners based on their ownership of the Partnership immediately following the equity issuances described below with an equal and offsetting decrease in noncontrolling interest. The net impact on Partnership equity of the $66.0 million book value acquired, net of the transaction value recorded through equity of $62.3 million was $3.7 million. The remaining transaction value of $2.9 million includes interest expensed, redemption premium and debt issuance costs discussed below and in Note 7.

The total transaction value for the Granite City Supplemental Dropdown also included the issuance of 1.2 million common units totaling $17.9 million and $0.4 million of general partner interest to Suncoke. In addition, the Partnership assumed $44.6 million of Suncoke's Notes and $0.1 million of related accrued interest. The total transaction value also included $0.5 million of interest, which was included in interest expense, net on the Combined and Consolidated Statement of Income and the applicable redemption premium of approximately $1.7 million, which will be recorded to interest expense upon redemption. The Partnership expects to access the capital markets for long-term financing at a later date.
As the results of Granite City are presented combined with the results of the Partnership for periods prior to the Granite City dropdowns, the only impacts on our Combined and Consolidated Statements of Cash Flows for the Granite City Dropdown and Granite City Supplemental Dropdown were the related financing activities discussed above.
Subsequent to the Granite City Supplemental Dropdown and the acquisition of CMT, SunCoke, through a subsidiary, owned a 53.4 percent partnership interest in us and all of our incentive distribution rights and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us.
Haverhill and Middletown Dropdown
On May 9, 2014, we completed the acquisition of an additional 33 percent interest in each of the Haverhill, Ohio ("Haverhill") and Middletown, Ohio ("Middletown") cokemaking facilities, in each of which we previously had a 65 percent interest, for total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown").
The results of the Haverhill and Middletown operations are consolidated in the combined and consolidated financial statements of the Partnership for all periods presented and any interest in the Haverhill and Middletown operations retained by SunCoke is recorded as a noncontrolling interest of the Partnership. SunCoke held a 35 percent interest in Haverhill and Middletown prior to the Haverhill and Middletown Dropdown and retained a 2 percent interest in Haverhill and Middletown subsequent to the Haverhill and Middletown Dropdown. We accounted for the Haverhill and Middletown Dropdown as an equity transaction, which resulted in a $171.3 million reduction to noncontrolling interest for the additional 33 percent interest acquired by the Partnership. Partnership equity was decreased $170.1 million for the difference between the transaction value discussed below and the $171.3 million of noncontrolling interest acquired.
Total transaction value for the Haverhill and Middletown Dropdown included $3.4 million of cash to SunCoke, 2.7 million common units totaling $80.0 million issued to SunCoke and $3.3 million of general partner interests issued to SunCoke. We retained $7.0 million in cash to pre-fund SunCoke’s obligation to indemnify us for the anticipated cost of an environmental remediation project at Haverhill, which did not impact Partnership equity. In addition, we assumed and repaid approximately $271.3 million of outstanding SunCoke debt and other liabilities, which includes a market premium of $11.4 million to complete the tender of certain debt. The market premium was included in interest expense, net on the Combined and Consolidated Statement of Income. In conjunction with the assumption of this debt, the Partnership also assumed the related debt issuance costs and debt discount, which were included in the adjustments to equity related to the acquisition in the Combined and Consolidated Statements of Equity.
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
Subsequent to the Haverhill and Middletown Dropdown, SunCoke, through a subsidiary, owned a 54.1 percent partnership interest in us and all of our incentive distribution rights and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us.

The table below summarizes the effects of the changes in the Partnership's ownership interest in Haverhill, Middletown and Granite City on the Partnership's equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Net income attributable to SunCoke Energy Partners, L.P.	$19.5	$20.2	$49.1	$34.6
Increase in SunCoke Energy Partners, L.P. partnership equity for the purchase of a 75 percent interest in Granite City	—	—	15.1	—
Increase in SunCoke Energy Partners, L.P. partnership equity for the purchase of an additional 23 percent interest in Granite City	3.7	—	3.7	—
Decrease in SunCoke Energy Partners, L.P. partnership equity for the purchase of an additional 33 percent interest in Haverhill and Middletown	—	(170.1)	—	(170.1)
Change from net income attributable to SunCoke Energy Partners, L.P. and dropdown transactions	$23.2	$(149.9)	$67.9	$(135.5)
The terms of the contribution agreements and the acquisitions of the interest in Granite City and interest in Haverhill and Middletown were approved by the conflicts committee of our general partner’s Board of Directors, which consists entirely of independent directors.
The Partnership incurred $2.2 million and $2.6 million, respectively, in acquisition and business development costs for the three and nine months ended September 30, 2015. These expenses are included in selling, general and administrative expenses on the Combined and Consolidated Statements of Income.
3. Related Party Transactions and Agreements
The related party transactions with SunCoke and its affiliates are described below.
Transactions with Affiliate
Our Coal Logistics business provides coal handling and/or blending services to certain SunCoke cokemaking operations. Coal Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $4.0 million and $10.3 million for the three and nine months ended September 30, 2015, respectively, and $3.3 million and $9.3 million during the three and nine months ended September 30, 2014, respectively. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $1.3 million and $3.9 million during the three and nine months ended September 30, 2015, respectively, and $10.1 million and $27.0 million during the three and nine months ended September 30, 2014, respectively. At September 30, 2015, net receivables from SunCoke and affiliates were $1.9 million, which is recorded in receivables from affiliates, net on the Combined and Consolidated Balance Sheets.
Transactions with Related Parties
Our Coal Logistics business provides coal handling and storage services to Murray Energy Corporation ("Murray") and Foresight Energy LP ("Foresight"), who are related parties with The Cline Group. The Cline Group was the previous owner of Raven Energy LLC and currently owns a 10.2 percent interest in the Partnership as part of the CMT acquisition. See Note 2. Coal Logistics recorded revenues derived from services provided to these related parties of $4.4 million for the three and nine months ended September 30, 2015. At September 30, 2015, receivables from Murray and Foresight were $4.5 million, which is recorded in receivables on the Combined and Consolidated Balance Sheets.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs are included in selling, general and administrative expenses totaled $6.5 million and $19.8 million for the three and nine months ended September 30, 2015, respectively, and $6.2 million and $17.4 million for the three and nine months ended September 30, 2014, respectively. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner. These allocations were increased concurrently with the Haverhill and Middletown Dropdown.

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
Other Indemnification. SunCoke will fully indemnify us with respect to any additional tax liability related to periods prior to or in connection with the closing of the IPO or the Granite City Dropdown to the extent not currently presented on the Combined and Consolidated Balance Sheets. Additionally, SunCoke will either cure or fully indemnify us for losses resulting from any material title defects at the properties owned by the entities acquired in connection with the closing of the IPO or the Granite City Dropdown to the extent that those defects interfere with or could reasonably be expected to interfere with the operations of the related cokemaking facilities. We will indemnify SunCoke for events relating to our operations except to the extent that we are entitled to indemnification by SunCoke.
License. SunCoke has granted us a royalty-free license to use the name “SunCoke” and related marks. Additionally, SunCoke has granted us a non-exclusive right to use all of SunCoke's current and future cokemaking and related technology. We have not paid and will not pay a separate license fee for the rights we receive under the license.
Expenses and Reimbursement. SunCoke will continue to provide us with certain corporate and other services, and we will reimburse SunCoke for all direct costs and expenses incurred on our behalf and a portion of corporate and other costs and expenses attributable to our operations. Additionally, we paid all fees in connection with the Partnership Notes offerings and the Partnership's revolving credit facility and have agreed to pay all additional fees in connection with any future financing arrangement entered into for the purpose of replacing the Partnership's revolving credit facility or the Partnership Notes.
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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
March 31, 2014	$0.5000	$19.2	May 30, 2014	May 15, 2014
June 30, 2014	$0.5150	$19.8	August 29, 2014	August 15, 2014
September 30, 2014	$0.5275	$20.5	November 28, 2014	November 14, 2014
December 31, 2014	$0.5408	$22.2	February 27, 2015	February 13, 2015
March 31, 2015	$0.5715	$23.8	May 29, 2015	May 15, 2015
June 30, 2015	$0.5825	$29.0	August 31, 2015	August 14, 2015
September 30, 2015(1)	$0.5940	$29.6	December 1, 2015	November 13, 2015
(1) On October 9, 2015, our Board of directors declared a cash distribution of $0.5940 per unit. It will be paid on December 1, 2015, to unitholders of record on November 13, 2015.
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

The calculation of earnings per unit is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015(1)	2014(2)

	(Dollars and units in millions, except per unit amounts)
Net income attributable to SunCoke Energy L.P./Predecessor	$19.5	$26.5	$49.7	$48.5
Less: Allocation of Granite City's net income to the general partner prior to the Granite City Dropdown	—	6.3	0.6	13.9
Net income attributable to partners	19.5	20.2	49.1	34.6
General partner's distributions (including, $1.6, $0.4, $3.6 and $0.8 million of incentive distribution rights, respectively)	2.0	0.7	5.2	1.8
Limited partners' distributions on common units	18.2	11.5	49.6	33.4
Limited partners' distributions on subordinated units	9.4	8.3	27.6	24.3
Distributions greater than earnings	(10.1)	(0.3)	(33.3)	(24.9)
General partner's earnings:
Distributions (including $1.6, $0.4, $3.6 and $0.8 million of incentive distribution rights, respectively)	2.0	0.7	5.2	1.8
Allocation of distributions greater than earnings	(0.1)	—	(0.7)	(0.4)
Granite City's net income prior to the Granite City Dropdown	—	6.3	0.6	13.9
Total general partner's earnings	1.9	7.0	5.1	15.3
Limited partners' earnings on common units:
Distributions	18.2	11.5	49.6	33.4
Allocation of distributions greater than earnings	(6.6)	(0.2)	(20.9)	(14.2)
Total limited partners' earnings on common units	11.6	11.3	28.7	19.2
Limited partners' earnings on subordinated units:
Distributions	9.4	8.3	27.6	24.3
Allocation of distributions greater than earnings	(3.4)	(0.1)	(11.7)	(10.3)
Total limited partners' earnings on subordinated units	6.0	8.2	15.9	14.0
Weighted average limited partner units outstanding:
Common - basic and diluted	27.4	21.7	24.8	19.0
Subordinated - basic and diluted	15.7	15.7	15.7	15.7
Net income per limited partner unit:
Common - basic and diluted	$0.43	$0.52	$1.16	$1.01
Subordinated - basic and diluted	$0.38	$0.52	$1.00	$0.89

(1)
Includes the total cash distribution paid on August 31, 2015 of $29.0 million, which included $4.6 million related to units issued to fund the acquisition of CMT and the Granite City Supplemental Dropdown during August 2015.

(2)	Includes the total cash distribution paid on May 30, 2014 of $19.2 million, which included $3.0 million related to units issued to fund the Haverhill and Middletown Dropdown during May 2014.

Unit Activity
Unit activity for the nine months ended September 30, 2015:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2014	16,789,164	4,904,752	21,693,916	15,709,697
Units issued in conjunction with the Granite City Dropdown	—	1,877,697	1,877,697	—
Units issued in conjunction with the Granite City Supplemental Dropdown	—	1,158,760	1,158,760	—
Units issued in conjunction with the acquisition of CMT	4,847,287	1,764,790	6,612,077	—
Units issued to directors	3,820	—	3,820	—
Unit repurchases(1)	(633,776)	—	(633,776)	—
At September 30, 2015	21,006,495	9,705,999	30,712,494	15,709,697

(1)
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. The Partnership repurchased $10.0 million, or 633,776 common units, in the open market, for an average price of $15.78 per unit, during the three months ended September 30, 2015, leaving $40.0 million available under the authorized unit repurchase program.

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
The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Net income attributable to SunCoke Energy L.P./Predecessor	$19.5	$26.5	$49.7	$48.5
Less: Allocation of Granite City's net income to the general partner prior to the Granite City Dropdown	—	6.3	0.6	13.9
Net income attributable to partners	19.5	20.2	49.1	34.6
General partner's incentive distribution rights	1.6	0.4	3.6	0.8
	17.9	19.8	45.5	33.8
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	0.3	0.3	0.9	0.6
General partner's incentive distribution rights	1.6	0.4	3.6	0.8
Granite City's net income prior to the Granite City Dropdown	—	6.3	0.6	13.9
Total general partner's interest in net income	$1.9	$7.0	$5.1	$15.3
Common - public unitholder's interest in net income	$7.7	$8.7	$19.3	$14.6
Common - SunCoke interest in net income	3.4	2.6	8.0	3.6
Subordinated - SunCoke interest in net income	6.5	8.2	17.3	15.0
Total limited partners' interest in net income	$17.6	$19.5	$44.6	$33.2

5. Inventories
The components of inventories were as follows:

	September 30, 2015	December 31, 2014

	(Dollars in millions)
Coal	$44.5	$60.4
Coke	2.4	2.0
Materials, supplies, and other	28.5	28.0
Total inventories	$75.4	$90.4
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
The Partnership recorded an income tax expense of $0.5 million for the three months ended September 30, 2015 and an income tax benefit of $2.4 million for the nine months ended September 30, 2015, compared to income tax expense of $4.9 million and $9.0 million for the three and nine months ended September 30, 2014, respectively. The nine months ended September 30, 2015 included an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown. Earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown. Additionally, the nine months ended September 30, 2015 includes an equity settlement of $62.8 million of net deferred tax assets calculated on a hypothetical separate-return basis related to our Granite City operations that had been previously utilized by the Predecessor.
7. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	September 30, 2015	December 31, 2014
	(Dollars in millions)
7.375% senior notes, due 2020 ("Partnership Notes"), including original issue premium of $13.6 million and $11.5 million at September 30, 2015 and December 31, 2014, respectively.	613.6	411.5
7.625% senior notes, due 2019 ("Notes")	44.6	—
Promissory note payable, due 2021 ("Promissory Note")	114.6	—
Revolving credit facility, due 2019 ("Partnership Revolver")	185.0	—
Debt issuance cost	(16.9)	(12.5)
Total debt	$940.9	$399.0
Less: current portion of long-term debt	1.1	—
Total long-term debt	$939.8	$399.0
The Partnership has a $250.0 million Partnership Revolver. On August 12, 2015, in connection with the funding of the acquisition of CMT, the Partnership drew $185.0 million on the Partnership Revolver at a rate that bears interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate, based on the Partnership's total ratios as defined by the Partnership's credit agreement. The spread is subject to change based on the Partnership's total leverage ratio, as defined in the credit agreement. As of September 30, 2015, the Partnership had $65.0 million available on the Partnership Revolver. During the nine months ended September 30, 2015, the Partnership incurred $0.3 million of debt issuance costs in connection with amendments of the Partnership Revolver.
Also in connection with the acquisition of CMT, the Partnership assumed Raven Energy LLC's Promissory Note of $114.9 million. Under the Partnership's third amendment to the amended and restated credit agreement ("Promissory Agreement") dated August 12, 2015, the Partnership will repay a principal amount of $0.3 million each fiscal quarter ending prior to August 12, 2018. For each fiscal quarter ending after August 12, 2018, the Partnership shall repay a principal amount of $2.5 million. The entire outstanding amount of the Promissory Note is due in full on August 12, 2021. The Promissory Note shall bear interest on the outstanding principal amount for each day from August 12, 2015, until it becomes due, at a rate per annum equal to 6.0 percent until August 12, 2018. After August 12, 2018, that rate will be the LIBOR for the interest period then in effect plus 4.5 percent. Interest is due at the end of each fiscal quarter.
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
In connection with the Granite City Dropdown, the Partnership assumed from SunCoke and repaid $135.0 million principal amount of SunCoke’s Notes and paid interest of $5.6 million. The Partnership also paid a redemption premium of $7.7 million, which was included in interest expense, net on the Combined and Consolidated Statements of Income. The Partnership assumed $2.2 million in debt issuance costs in connection with the assumption of this debt from SunCoke, $0.7 million of which related to the portion of the debt extinguished and was recorded in interest expense, net on the Combined and Consolidated Statements of Income.
On August 12, 2015, in connection with the Granite City Supplemental Dropdown, the Partnership assumed from SunCoke an additional $44.6 million of Notes and unpaid interest of $0.6 million, of which $0.5 million was included in interest expense, net on the Combined and Consolidated Statements of Operations. The Partnership also assumed $0.7 million of debt issuance costs in connection with the assumption of this debt from SunCoke Energy.
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
Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00 (and, if applicable, 5.00:1.00 during the remainder of any fiscal quarter and the two immediately succeeding fiscal quarters following our acquisition of additional assets having a fair market value greater than $50 million), calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver.
Under the terms of the Promissory Agreement, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.00:1.00 for any fiscal quarter ending prior to August 12, 2018, calculated by dividing total debt by EBITDA as defined by the Promissory Agreement. For any fiscal quarter ending on or after August 12, 2018 the maximum leverage ratio is 4.50:1.00. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of greater than 1.00:1.00, calculated by dividing EBITDA by fixed charges as defined by the Promissory Agreement.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million.
As of September 30, 2015, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver and Promissory Agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

8. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Nine Months Ended September 30,
	2015	2014

	(Dollars in millions)
Debt assumed by SunCoke Energy Partners, L.P.	$294.5	$259.9
Equity Issuances	144.4	83.3
Net assets of the Predecessor not assumed by SunCoke Energy Partners, L.P.
Receivables	9.1	—
Property, plant and equipment	7.0	—
Net deferred tax assets	62.8	—
Restricted Cash	21.5	—
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
We retained an aggregate of $119 million in proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown to fund these environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke spent $7 million related to these projects. We have spent approximately $81 million to date and the remaining capital is expected to be spent through the first quarter of 2018.
The Partnership is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Partnership at September 30, 2015.
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

Convent Marine Terminal Contingent Consideration
Contingent consideration related to the CMT acquisition is measured at fair value and amounted to $7.9 million at September 30, 2015. See Note 2.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2015, the estimated fair value of the Partnership's total debt was $890.9 million compared to a carrying amount of $957.8 million, which includes the original issue premium. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
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
Coal Logistics operations are comprised of SunCoke Lake Terminal, LLC ("Lake Terminal") located in Indiana and Kanawha River Terminals ("KRT") located in Kentucky and West Virginia and CMT located in Louisiana. This business provides coal handling and/or blending services to third party customers as well as SunCoke cokemaking facilities and has a collective capacity to blend and transload more than 40 million tons of coal annually. Coal handling and blending results are presented in the Coal Logistics segment.
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$192.4	$204.8	$581.1	$611.7
Coal Logistics	17.8	12.0	40.0	37.4
Coal Logistics intersegment sales	1.7	1.6	5.0	4.3
Elimination of intersegment sales	(1.7)	(1.6)	(5.0)	(4.3)
Total sales and other operating revenue	$210.2	$216.8	$621.1	$649.1
Adjusted EBITDA:
Domestic Coke	$46.6	$50.2	$137.3	$137.3
Coal Logistics	10.4	3.8	18.0	10.9
Corporate and Other	(5.2)	(1.5)	(10.5)	(5.7)
Total Adjusted EBITDA	$51.8	$52.5	$144.8	$142.5
Depreciation and amortization expense:
Domestic Coke	$13.5	$11.7	$39.8	$34.7
Coal Logistics	3.5	2.0	7.2	5.6
Total depreciation and amortization expense	$17.0	$13.7	$47.0	$40.3
Capital expenditures:
Domestic Coke	$14.7	$19.4	$30.4	$55.0
Coal Logistics	0.8	1.2	1.3	2.0
Total capital expenditures	$15.5	$20.6	$31.7	$57.0

The following table sets forth the Partnership’s total sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking revenues	$176.9	$188.7	$534.0	$562.1
Energy revenues	15.5	16.2	47.0	49.6
Coal logistics revenues	17.2	11.6	38.7	35.8
Other revenues	0.6	0.3	1.4	1.6
Total revenues	$210.2	$216.8	$621.1	$649.1

The following table sets forth the Company's segment assets:

	September 30, 2015	December 31, 2014

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,277.4	$1,276.3
Coal Logistics	533.4	116.6
Corporate and Other	3.6	2.5
Segment assets, excluding deferred tax assets	1,814.4	1,395.4
Deferred tax assets	—	21.6
Total assets	$1,814.4	$1,417.0
The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which represents earnings before interest, taxes, depreciation and amortization adjusted for sales discounts and Coal Logistics deferred revenue. Prior to the expiration of our nonconventional fuel tax credits in 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with our customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Coal Logistics deferred revenue represents cash received on Coal Logistics take-or-pay contracts for which revenue has not yet been recognized under GAAP. Including Coal Logistics deferred revenue in Adjusted EBITDA reflects the cash flow of our contractual arrangements. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
Management believes Adjusted EBITDA is an important measure of the operating performance and liquidity of the Partnership's net assets and its ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance and liquidity. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, and they should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. Set forth below is additional discussion of the limitations of Adjusted EBITDA as an analytical tool.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$49.9	$37.6	$135.8	$92.0
Add: Adjusted EBITDA attributable to Predecessor(1)	—	14.2	1.5	31.6
Add: Adjusted EBITDA attributable to noncontrolling interest(2)	1.9	0.7	7.5	18.9
Adjusted EBITDA	$51.8	$52.5	$144.8	$142.5
Subtract:
Depreciation and amortization expense	17.0	13.7	47.0	40.3
Interest expense, net	12.4	6.8	43.8	30.1
Income tax expense (benefit)	0.5	4.9	(2.4)	9.0
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(3)	—	—	—	(0.5)
Coal Logistics deferred revenue(4)	1.1	—	1.1	—
Net income	$20.8	$27.1	$55.3	$63.6
Add:
Depreciation and amortization expense	17.0	13.7	47.0	40.3
Loss on extinguishment of debt	—	—	9.4	15.4
Changes in working capital and other	(22.1)	(6.3)	(23.5)	(32.7)
Net cash provided by operating activities	$15.7	$34.5	$88.2	$86.6

(1)	Reflects Granite City Adjusted EBITDA prior to the January 13, 2015 dropdown transaction.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes, income, and depreciation.

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

(4)
Coal Logistics deferred revenue represents revenue excluded from sales and other operating income for GAAP purposes related to the timing of revenue recognition on the Coal Logistics take-or-pay contracts. Including take-or-pay shortfalls within Adjusted EBITDA matches cash flows with Adjusted EBITDA.

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
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on financial data derived from the financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item.
The combined and consolidated financial statements pertain to the operations of the Partnership and the operations of Gateway Energy and Coke Company, LLC ("Granite City"), as Granite City and the Partnership were under common control for all periods presented. The transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior year periods were recast to furnish comparative information.
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012 which primarily produces coke used in the blast furnace production of steel. At September 30, 2015, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities is owned by SunCoke Energy, Inc. ("SunCoke"). At September 30, 2015, SunCoke, through a subsidiary, owned a 53.7 percent partnership interest in us and all of our incentive distribution rights and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us. Our Coal Logistics business provides coal handling and/or blending services to third party customers as well as to our and SunCoke's cokemaking facilities.
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
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill 1, have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to third parties. Prior to the second quarter of 2015, Haverhill 1 sold steam to Haverhill Chemicals LLC, a third party. See further discussion in "Recent Developments" below. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.

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

We also provide coal handling and/or blending services with our Coal Logistics business. Our newly acquired Convent Marine Terminal is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload 10 million tons of coal annually through its operations in Convent, Louisiana. Our terminal located in East Chicago, Indiana, SunCoke Lake Terminal, LLC ("Lake Terminal") provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. Kanawha River Terminals ("KRT") is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and/or blending services to our customers on a fee per ton basis. We provide blending and handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”
Recent Developments

•	2015 Guidance Update
In October 2015, we increased our full year outlook for 2015 Adjusted EBITDA attributable to SunCoke Energy Partners to a range of $185 million to $190 million. This reflects an expected Adjusted EBITDA benefit from the acquisition of the Convent Marine Terminal of approximately $20 million.

•	Acquisition of Convent Marine Terminal
On August 12, 2015, the Partnership completed the acquisition of a 100 percent ownership interest in Raven Energy LLC, which owns Convent Marine Terminal ("CMT") for a total transaction value of $404.5 million. This transaction represents a significant expansion of the Partnership's Coal Logistics business and marks our entry into export coal handling. CMT is one of the largest export terminals on the U.S. gulf coast and provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the capability to transload 10 million tons of coal annually. The facility is supported by long-term contracts with volume commitments covering all of its current 10 million ton capacity. A $100 million capital investment has modernized and increased efficiency at the facility and when augmented with an additional $21.5 million in pre-funded investment, will expand capacity to 15 million tons and strengthen the terminal’s competitive profile.
The total transaction value of $404.5 million included the issuance of 4.8 million of the Partnership's common units to the previous owner of Raven Energy LLC, The Cline Group, with an aggregate value of $75.0 million, based on the unit price on the date of close. In addition, the Partnership assumed $114.9 million of a six-year term loan from Raven Energy LLC. The Partnership obtained additional funding for the transaction by drawing

$185.0 million on the Partnership's revolving credit facility. The Partnership paid $193.1 million in cash, which was partially funded by SunCoke in exchange for 1.8 million of the Partnership's common units, with an aggregate value of $30.0 million. In connection with the acquisition, the Partnership’s general partner made a capital contribution to the Partnership of approximately $2.3 million in order to preserve its 2 percent general partner interest. An additional $21.5 million in cash was withheld to fund the completion of expansion capital improvements at CMT and is recorded in restricted cash on the Combined and Consolidated Balance Sheet.
The following table summarizes the consideration transferred to acquire CMT:

Fair Value of Consideration Transferred:	(Dollars in millions)
Cash	$193.1
Partnership common units	75.0
Assumption of Raven Energy LLC term loan	114.9
Cash withheld to fund capital expenditures	21.5
Total fair value of consideration transferred:	$404.5

•	Granite City Dropdowns
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Granite City cokemaking facility for a total transaction value of $244.4 million (the "Granite City Dropdown"). The Granite City Dropdown is reflected in the combined and consolidated financial statements of the Partnership as if the transfer occurred at the beginning of the period and prior periods have been revised to include the Granite City financial position, results of operations and cash flows as the Granite City Dropdown was accounted for as a common control transaction. In connection with the Granite City Dropdown, the Partnership assumed and repaid $135.0 million principal amount of SunCoke's outstanding 7.625 percent senior notes ("Notes") and issued an additional $200.0 million of its 7.375 percent unsecured senior notes, due 2020 (the "Partnership Notes").
On August 12, 2015, the Partnership acquired an additional 23 percent interest in SunCoke's Granite City cokemaking facility for a total transaction value of $65.2 million (the "Granite City Supplemental Dropdown"). In connection with the Granite City Supplemental Dropdown, the Partnership assumed $44.6 million of Suncoke's Notes.
See Note 2 and Note 7 to our combined and consolidated financial statements for additional information on the Granite City Dropdown, Granite City Supplemental Dropdown and related debt activities.
•Temporary Idling of AK Steel Ashland, Kentucky Works and U.S. Steel Granite City Works Operations
In October, 2015, AK Steel announced it intends to temporarily idle portions of its Ashland, Kentucky Works operations as a result of challenging market conditions and U.S. Steel announced it may temporarily idle its Granite City Works operations subject to customer demand. Our Haverhill II cokemaking facility supplies coke to AK Steel's Ashland, Kentucky Works under a long-term, take-or-pay contract until 2022. Our Granite City cokemaking facility supplies coke to U.S. Steel’s Granite City Works under a long-term, take-or-pay contract until 2025. The temporary idling does not change any obligations that AK Steel or U.S. Steel have under these contracts.  Since the announcement, AK Steel and U.S. Steel have not idled their facilities and have continued to take all of the coke we have produced at our Haverhill II and Granite City facilities. Additionally, we are supported by our omnibus agreement with SunCoke, our general partner, that provides certain commercial protections through January of 2018.  See Note 3 to our combined and consolidated financial statements.

•	Unit Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a $50.0 million program for the Partnership to repurchase common units from time to time in open market transactions, including block trades, or in privately negotiated transactions. The Partnership repurchased $10.0 million of its common units during the three months ended September 30, 2015 receiving 634 thousand units for an average price of $15.78 per unit, leaving $40.0 million available for future repurchase under this program.

•	Haverhill Chemicals
During the second quarter of 2015, Haverhill Chemicals LLC announced plans to shut down their facility adjacent to our Haverhill cokemaking operations.  This shutdown, were it to occur, would not impact our ability to produce coke.  The lost energy revenue from Haverhill Chemicals LLC and additional costs we expect to incur at our Haverhill facility are expected to be approximately $6 million during 2015. The negative impact to the three and nine months ended September 30, 2015 results of $2.9 million and $4.2 million, respectively, were in line with management's expectations.
Third Quarter Key Financial Results

•
Total revenues decreased $6.6 million, or 3.0 percent, to $210.2 million in the three months ended September 30, 2015 due primarily to the pass-through of lower coal prices in our Domestic Coke segment, partially offset by revenue of $5.7 million generated by our newly acquired CMT business.

•
Adjusted EBITDA decreased $0.7 million to $51.8 million in the three months ended September 30, 2015 compared to $52.5 million for the same period in 2014. Adjusted EBITDA contributed by CMT of $5.4 million was more than offset by acquisition and business development costs and lower energy contributions as a result of our customer's decision to idle its Haverhill Chemicals LLC facility during the current year period.

•
Net income attributable to unitholders decreased $0.7 million to $19.5 million for the three months ended September 30, 2015, reflecting the results of both Granite City and CMT mostly offset by the related acquisition and business development costs as well as higher interest expense on higher debt balances.

•	Cash distributions paid per unit were $0.5825 and $0.5150 for the three months ended September 30, 2015 and 2014, respectively.
Items Impacting Comparability

•	Interest Expense, net. Comparisons of interest expense, net between periods were impacted by higher debt balances and debt extinguishment costs.
Interest expense, net was $12.4 million and $6.8 million for the three months ended September 30, 2015 and 2014, respectively. The increase of $5.6 million was primarily driven by higher debt balances in the current year period.
Interest expense, net was $43.8 million and $30.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of $13.7 million was primarily driven by higher debt balances in the current year period which increased interest expense, net by $19.7 million and loss on extinguishment of debt of $9.4 million related to the Granite City Dropdown in the current year period. These increases were partially offset by a loss on extinguishment of debt of $15.4 million related to the Haverhill and Middletown Dropdown in the prior year period.
See Note 7 to our combined and consolidated financial statements.

•
Income Taxes. Income tax expense was $0.5 million and $4.9 million for the three months ended September 30, 2015 and 2014, respectively. Income tax benefit was $2.4 million for the nine months ended September 30, 2015 compared to income tax expense of $9.0 million in the same prior year period. The periods presented were not comparable, as earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown. The nine months ended September 30, 2015 includes an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown and income tax expense of $0.4 million related to taxes on earnings from our Granite City operations calculated on a theoretical separate-return basis until the date of the Granite City Dropdown.

•
Noncontrolling Interest. Income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Income attributable to noncontrolling interest was $1.3 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively. The increase in noncontrolling interest was primarily due to the Granite City Dropdown and Granite City Supplemental Dropdown, which resulted in noncontrolling interest for SunCoke's retained ownership in Granite City.

Noncontrolling interest was $5.6 million and $15.1 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $9.5 million in noncontrolling interest was the result of the Partnership's 33.0 percent increase in ownership interest in the Haverhill and Middletown cokemaking facilities in May 2014 ("Haverhill and Middletown Dropdown"), which decreased noncontrolling interest by $13.4 million. This decrease was offset by a $3.9 million increase in noncontrolling interest from the Granite City Dropdown and Granite City Supplemental Dropdown, which in turn established noncontrolling interest for the remaining Granite City interest not acquired.
See Note 2 to our combined and consolidated financial statements for further discussion of these transactions.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Revenues
Sales and other operating revenue	$210.2	$216.8	$621.1	$649.1
Costs and operating expenses
Cost of products sold and operating expense	149.7	157.6	452.7	485.3
Selling, general and administrative expense	9.8	6.7	24.7	20.8
Depreciation and amortization expense	17.0	13.7	47.0	40.3
Total costs and operating expenses	176.5	178.0	524.4	546.4
Operating income	33.7	38.8	96.7	102.7
Interest expense, net	12.4	6.8	43.8	30.1
Income before income tax expense	21.3	32.0	52.9	72.6
Income tax expense (benefit)	0.5	4.9	(2.4)	9.0
Net income	20.8	27.1	55.3	63.6
Less: Net income attributable to noncontrolling interests	1.3	0.6	5.6	15.1
Net income attributable to SunCoke Energy Partners, L.P./Predecessor	$19.5	$26.5	$49.7	$48.5
Less: Net income attributable to Predecessor	—	6.3	0.6	13.9
Net income attributable to SunCoke Energy Partners, L.P.	$19.5	$20.2	$49.1	$34.6
Revenues. Total revenues were $210.2 million and $216.8 million for the three months ended September 30, 2015 and 2014, respectively, and were $621.1 million and $649.1 million for the nine months ended September 30, 2015 and 2014, respectively. These decreases were primarily due to the pass-through of lower coal prices in our Domestic Coke segment, partially offset by additional revenues of $5.7 million generated by our newly acquired CMT business.
Costs and Operating Expenses. Total operating expenses were $176.5 million and $178.0 million for the three months ended September 30, 2015 and 2014, respectively, and were $524.4 million and $546.4 million for the nine months ended September 30, 2015 and 2014, respectively. For both the three and nine months ended September 30, 2014, the decrease in costs and operating expenses was primarily driven by reduced coal costs in our Domestic Coke segment, partially offset by CMT costs and operating expenses of $3.1 million as well as higher depreciation on certain environmental remediation assets placed in service at our Haverhill cokemaking facility.
Interest Expense, net. Interest expense, net was $12.4 million and $6.8 million for the three months ended September 30, 2015 and 2014, respectively, and $43.8 million and $30.1 million for the nine months ended September 30, 2015 and 2014, respectively. Comparability between periods was impacted by changes in debt balances and financing costs associated with the dropdown financing activities previously discussed in "Items Impacting Comparability."
Income Taxes. Income tax expense was $0.5 million and $4.9 million for the three months ended September 30, 2015 and 2014, respectively, and was an income tax benefit of $2.4 million for the nine months ended September 30, 2015 as compared to expense of $9.0 million in the prior year period. Comparability between periods was impacted by the Granite City Dropdown previously discussed in "Items Impacting Comparability."
Noncontrolling Interest. Income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Income attributable to noncontrolling interest was $1.3 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and was $5.6 million and $15.1 million for the nine months ended September 30, 2015 and 2014, respectively. Comparability between periods was impacted by the Haverhill and Middletown Dropdown, the Granite City Dropdown and Granite City Supplemental Dropdown previously discussed in "Items Impacting Comparability."
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

•	Coal Logistics consists of our coal handling and/or blending services in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; Catlettsburg, Kentucky; and Convent, Louisiana.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity and it is used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See "Non-GAAP Financial Measures" near the end of this Item.
Segment Operating Data
The following tables set forth financial and operating data for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$192.4	$204.8	$581.1	$611.7
Coal Logistics	17.8	12.0	40.0	37.4
Coal Logistics intersegment sales	1.7	1.6	5.0	4.3
Elimination of intersegment sales	(1.7)	(1.6)	(5.0)	(4.3)
Total	$210.2	$216.8	$621.1	$649.1
Adjusted EBITDA(1):
Domestic Coke	$46.6	$50.2	$137.3	$137.3
Coal Logistics	10.4	3.8	18.0	10.9
Corporate and Other	(5.2)	(1.5)	(10.5)	(5.7)
Total	$51.8	$52.5	$144.8	$142.5
Coke Operating Data:
Domestic Coke capacity utilization (%)	107	109	106	105
Domestic Coke production volumes (thousands of tons)	619	629	1,828	1,807
Domestic Coke sales volumes (thousands of tons)	615	616	1,826	1,795
Domestic Coke Adjusted EBITDA per ton(2)	$75.77	$81.49	$75.19	$76.49
Coal Logistics Operating Data:
Tons handled (thousands of tons)	5,149	4,772	13,309	14,736
Coal Logistics Adjusted EBITDA per ton handled(3)	$2.02	$0.80	$1.35	$0.74

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.
Analysis of Segment Results
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $12.4 million, or 6.1 percent, to $192.4 million for the three months ended September 30, 2015 compared to $204.8 million for the corresponding period of 2014. The decrease was mainly attributable to the pass-through of lower coal prices, which lowered revenues by $13.0 million. This decrease was slightly offset by higher reimbursable operating and maintenance costs.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $3.6 million, or 7.2 percent, to $46.6 million for the three months ended September 30, 2015 compared to $50.2 million in the corresponding period of 2014. The impact of our customer's decision to idle its Haverhill Chemicals LLC facility, with whom we have a steam supply agreement, decreased Adjusted EBITDA by $2.9 million. The remaining decrease of $0.7 million is primarily related to lower coal-to-coke yields resulting from higher coal moistures.
Depreciation expense, which was not included in segment profitability, was $13.5 million for the three months ended September 30, 2015 compared to $11.7 million in the prior year period. This increase was primarily the result of depreciation expense in the current year period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $19.5 million for the three months ended September 30, 2015 compared to $13.6 million for the corresponding period of 2014. This increase was primarily due to additional revenue from our newly acquired CMT business of $5.7 million. Excluding CMT, more favorable pricing on higher volumes of blending services, which increased revenues $1.4 million, were largely offset by lower volumes of 440 tons, which decreased revenues $1.2 million.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $10.4 million for the three months ended September 30, 2015 compared to $3.8 million in the prior year period. The acquisition of CMT provided additional Adjusted EBITDA of $5.4 million. Excluding CMT, higher margins caused by a shift in sales mix and cost savings primarily drove the remaining increase of $1.2 million.
Depreciation and amortization expense, which was not included in segment profitability, was $3.5 million during the three months ended September 30, 2015 compared to $2.0 million during the same prior year period, primarily due to additional depreciation and amortization expense associated with CMT, which was acquired on August 12, 2015.
Corporate and Other
Corporate and other expenses increased $3.7 million to $5.2 million for the three months ended September 30, 2015 compared to $1.5 million in the same period of 2014, primarily resulting from $2.2 million of acquisition and business development costs in the current year period as well as a higher allocation of costs from SunCoke in conjunction with the Haverhill and Middletown Dropdown.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $30.6 million, or 5.0 percent, to $581.1 million for the nine months ended September 30, 2015 compared to $611.7 million for the corresponding period of 2014. The decrease was mainly attributable to the pass-through of lower coal prices, which decreased revenues by $38.0 million. This decrease was partly offset by increases of $7.4 million primarily driven by higher volumes of 31 thousand tons compared the prior year period.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA remained consistent at $137.3 million for both the nine months ended September 30, 2015 and 2014. Adjusted EBITDA increased $2.4 million due to higher coke volumes of 31 thousand tons. This increase was offset primarily by lower energy sales driven by the impact of our customer's decision to idle its Haverhill Chemicals LLC facility, with whom we have a steam supply agreement.
Depreciation expense, which was not included in segment profitability, was $39.8 million for the nine months ended September 30, 2015 compared to $34.7 million in the prior year period. This increase was primarily the result of depreciation expense in the current year period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility.

Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $45.0 million for the nine months ended September 30, 2015 compared to $41.7 million for the corresponding period of 2014. The increase was primarily due to additional revenue from our newly acquired CMT business of $5.7 million. Excluding CMT, more favorable pricing on higher volumes of blending services increased revenues $3.7 million but were more than offset by an overall decrease in volume, which decreased revenues $6.1 million.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $18.0 million for the nine months ended September 30, 2015 compared to $10.9 million in the corresponding period of 2014. The acquisition of CMT provided additional Adjusted EBITDA of $5.4 million on 817 thousand tons. Excluding CMT, the increase reflected a higher volume of blending services compared to the prior year period, which yielded more favorable margins and increased Adjusted EBITDA $3.2 million. Lower spending also increased Adjusted EBITDA $0.6 million. These increases were partially offset by decreases of $2.1 million, primarily driven by lower overall volume.
Depreciation and amortization expense, which was not included in segment profitability, was $7.2 million for the nine months ended September 30, 2015 compared to $5.6 million for the same prior year period, primarily due to additional depreciation and amortization expense associated with CMT, which was acquired on August 12, 2015.
Corporate and Other
Corporate and other expenses increased $4.8 million to $10.5 million for the nine months ended September 30, 2015 compared to $5.7 million in the corresponding period of 2014. The current year period reflects $2.6 million of acquisition and business development costs as well as a higher allocation of costs from SunCoke in conjunction with the Haverhill and Middletown Dropdown.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, and pay distributions. We also intend to repurchase units. We are prudently managing liquidity in light of our customers' ongoing labor negotiations. We believe our current resources, including the potential borrowings under our revolving credit facility, are sufficient to meet our working capital requirements for our current business for the foreseeable future. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. As of September 30, 2015, we had $61.3 million of cash and cash equivalents and $65.0 million of borrowing availability under the Partnership Revolver.
As discussed above in "Recent Developments," on August 12, 2015, the Partnership drew $185.0 million on the Partnership Revolver to partially fund the acquisition of CMT. The Partnership expects to access the capital markets for long-term financing at a later date.
Also in connection with the acquisition of CMT, the Partnership assumed Raven Energy LLC's term loan of $114.9 million ("Promissory Note"). Under the Partnership's third amendment to the amended and restated credit agreement ("Promissory Agreement") dated August 12, 2015, the Partnership will repay a principal amount of $0.3 million each fiscal quarter ending prior to August 12, 2018. For each fiscal quarter ending after August 12, 2018, the Partnership shall repay a principal amount of $2.5 million. The entire outstanding amount of the Promissory Note is due in full on August 12, 2021. The Promissory Note shall bear interest on the outstanding principal amount for each day from August 12, 2015, until it becomes due, at a rate per annum equal to 6.0 percent until August 12, 2018. After August 12, 2018, that rate will be the LIBOR for the interest period then in effect plus 4.5 percent. Interest is due at the end of each fiscal quarter.
On July 20, 2015, the Partnership's Board of Directors authorized a $50.0 million program for the Partnership to repurchase common units from time to time in open market transactions, including block trades, or in privately negotiated transactions. The Partnership repurchased $10.0 million of its common units, in the open market, for an average purchase price of $15.78 per unit during the three months ended September 30, 2015, leaving $40.0 million available for future repurchase under this program.
On October 9, 2015, our Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on December 1, 2015 to unitholders of record on November 13, 2015. Because we generally intend to distribute substantially all of our cash available for distribution, our growth may not be as rapid as the growth of businesses that reinvest available cash to expand ongoing operations. Moreover, our future growth may be slower than our historical growth.

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
Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00 (and, if applicable, 5.00:1.00 during the remainder of any fiscal quarter and the two immediately succeeding fiscal quarters following our acquisition of additional assets having a fair market value greater than $50 million), calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver.
Under the terms of the Promissory Agreement, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.00:1.00 for any fiscal quarter ending prior to August 12, 2018, calculated by dividing total debt by EBITDA as defined by the Promissory Agreement. For any fiscal quarter ending on or after August 12, 2018 the maximum leverage ratio is 4.50:1.00. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of greater than 1.00:1.00, calculated by dividing EBITDA by fixed charges as defined by the Promissory Agreement.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million.
As of September 30, 2015, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver and Promissory Agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014

	(Dollars in millions)
Net cash provided by operating activities	$88.2	$86.6
Net cash used in investing activities	(246.3)	(57.0)
Net cash provided by (used in) financing activities	186.1	(49.0)
Net increase (decrease) in cash and cash equivalents	$28.0	$(19.4)
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $1.6 million to $88.2 million for the nine months ended September 30, 2015 as compared to $86.6 million in the corresponding period of 2014. The increase primarily reflects working capital changes associated with lower inventory due to lower coal prices as well as the current year period wind down of a strategic build in inventory levels from the second half of 2014 and the settlement of $13.1 million of accrued sales discounts in the prior year period. These increases were offset by a late customer payment, received on October 1, 2015, which increased accounts receivable $18.0 million and lower operating performance during the current year period.
Cash Used in Investing Activities
Cash used in investing activities increased $189.3 million to $246.3 million for the nine months ended September 30, 2015 as compared to $57.0 million in the corresponding period in 2014. The acquisition of CMT resulted in an investing cash outflow of $193.1 and an additional $21.5 million of restricted cash withheld to fund the completion of expansion capital improvements. The cash withheld is included in restricted cash on the Combined and Consolidated Balance Sheet. This increase was partially offset by higher capital expenditures related to the environmental remediation project at Haverhill in the prior year period.
Cash Used in Financing Activities
Net cash provided by financing activities was $186.1 million for the nine months ended September 30, 2015 as compared to net cash used in financing activities of $49.0 million for the corresponding period of 2014. In 2015, we received proceeds of $210.8 million from the issuance of Partnership Notes, $185.0 million drawn on the Partnership Revolver, $30.0 million from the issuance of 1.8 million common units in SunCoke Energy Partners, L.P and $2.3 million from the issuance of general partner interest to SunCoke. These cash inflows were partially offset by debt issuance costs of $4.5 million, distributions to our unitholders of $75.0 million, repurchase of $10.0 million of common units under the unit repurchase program, distributions to SunCoke of $2.7 million, and the repayment of debt assumed from Suncoke and other liabilities of $149.8 million, including a redemption premium of $7.7 million.
In the nine months ended September 30, 2014, we received proceeds of $90.5 million from the issuance of 3.2 million common units in SunCoke Energy Partners, L.P. proceeds of $268.1 million from the issuance of Partnership Notes. These cash inflows were partially offset by the repayment of $276.3 million of long term debt, including a market premium of $11.4 million to complete the tender of certain debt, and debt issuance costs of $5.8 million. Additionally, we made distributions to our unitholders of $54.2 million, distributions to SunCoke of $20.4 million and had net repayments of $40.0 million on the revolver.
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

The following table summarizes capital expenditures for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014

	(Dollars in millions)
Ongoing capital	$13.1	$16.9
Environmental remediation capital(1)	18.6	40.1
Total	$31.7	$57.0

(1)	Includes capitalized interest of $2.6 million in both the nine months ended September 30, 2015 and 2014, respectively.
Our capital expenditures for 2015 are expected to be approximately $40 million, of which ongoing capital expenditures are expected to be approximately $20 million.
We retained $119 million in proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke spent $7 million related to these projects. We have spent approximately $81 million to date and the remaining capital is expected to be spent through the first quarter of 2018.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired is tested for impairment at least annually during the fourth quarter. There were no impairments of goodwill or other intangible assets during the periods presented. All other intangible assets have finite useful lives and are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs.
Other than the item discussed above, there have been no significant changes to our accounting policies during the nine months ended September 30, 2015. Please refer to our Current Report on Form 8-K dated April 30, 2015 and our Annual Report on Form 10-K dated February 24, 2015 for a summary of these policies.
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
Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization adjusted for sales discounts and Coal Logistics deferred revenue. Prior to the expiration of our nonconventional fuel tax credits in 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with our customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Coal Logistics deferred revenue represents cash received on Coal Logistics take-or-pay contracts for which revenue has not yet been recognized under GAAP. Including Coal Logistics deferred revenue in Adjusted EBITDA reflects the cash flow of our contractual arrangements. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
Management believes Adjusted EBITDA is an important measure of the operating performance and liquidity of the Partnership's net assets and its ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance and liquidity. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, and they should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. Set forth below is additional discussion of the limitations of Adjusted EBITDA as an analytical tool.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$49.9	$37.6	$135.8	$92.0
Add: Adjusted EBITDA attributable to Predecessor(1)	—	14.2	1.5	31.6
Add: Adjusted EBITDA attributable to noncontrolling interest(2)	1.9	0.7	7.5	18.9
Adjusted EBITDA	$51.8	$52.5	$144.8	$142.5
Subtract:
Depreciation and amortization expense	17.0	13.7	47.0	40.3
Interest expense, net	12.4	6.8	43.8	30.1
Income tax expense (benefit)	0.5	4.9	(2.4)	9.0
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(3)	—	—	—	(0.5)
Coal Logistics deferred revenue(4)	1.1	—	1.1	—
Net income	$20.8	$27.1	$55.3	$63.6
Add:
Depreciation and amortization expense	17.0	13.7	47.0	40.3
Loss on extinguishment of debt	—	—	9.4	15.4
Changes in working capital and other	(22.1)	(6.3)	(23.5)	(32.7)
Net cash provided by operating activities	$15.7	$34.5	$88.2	$86.6

(1)	Reflects Granite City Adjusted EBITDA prior to the January 13, 2015 dropdown transaction.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes, income, and depreciation.

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

(4)
Coal Logistics deferred revenue represents revenue excluded from sales and other operating income for GAAP purposes related to the timing of revenue recognition on the Coal Logistics take-or-pay contracts. Including take-or-pay shortfalls within Adjusted EBITDA matches cash flows with Adjusted EBITDA.

Below is a reconciliation of 2015 Estimated Adjusted EBITDA to its closest GAAP measures:

	2015
	Low	High
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$185	$190
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	10	10
Adjusted EBITDA	$195	$200
Subtract:
Depreciation and amortization expense	65	65
Interest expense, net	59	59
Income tax expense (benefit)	(2)	(2)
Coal Logistics deferred revenue(2)	(3)	(3)
Net income	$76	$81
Add:
Depreciation and amortization expense	65	65
Loss on extinguishment of debt	9	9
Changes in working capital and other	(5)	—
Coal Logistics deferred revenue(2)	(3)	(3)
Income tax expense	(2)	(2)
Net cash provided by operating activities	$140	$150

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest share of interest, taxes, income and depreciation.

(2)
Coal Logistics deferred revenue represents revenue excluded from sales and other operating income related to the timing of revenue recognition on the Coal Logistics take-or-pay contracts, and reflects take-or-pay volume during the pre-acquisition period which, for GAAP purposes, is recognized as earnings at year-end.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future distributions are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Partnership's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On August 12, 2015, we acquired Raven Energy LLC ("Raven") and consider the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Raven from our evaluation in the year of acquisition as permitted by the Securities and Exchange Commission. We are currently in the process of evaluating and integrating Raven’s controls over financial reporting. See Note 2 to the combined and consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the acquisition and related financial data. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 9 to our combined and consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, Form 8-K filed on April 30, 2015 and Quarterly Report on Form 10-Q for the six months ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On July 20, 2015, the Partnership's Board of Directors authorized a $50.0 million program for the Partnership to repurchase common units from time to time in open market transactions, including block trades, or in privately negotiated transactions. The Partnership repurchased $10.0 million of its common units during the three months ended September 30, 2015 receiving 634 thousand units for an average price of $15.78 per unit, leaving $40.0 million available for future repurchase under this program.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased under the Plans or Programs

July 1 – 31, 2015	250,000	$16.41	250,000	$45,896,724
August 1 – 31, 2015	383,776	$15.36	633,776	$40,000,011
September 1 – 30, 2015	—	$—	—	$40,000,011
For the quarter ended September 30, 2015	633,776

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

4.1*
Fifth Supplemental Indenture, dated as of August 17, 2015, among SunCoke Energy Partners, L.P., SunCoke Energy Partners Finance Corp., the Guarantors named therein and the Bank of New York Mellon, as trustee

10.1
Contribution Agreement, dated as of July 20, 2015, by and between Raven Energy Holdings, LLC and SunCoke Energy Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001.35782) filed on August 18, 2015

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

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, filed with the Securities and Exchange Commission on October 27, 2015, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Income; (ii) the Combined and Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; (iv) the Combined and Consolidated Statement of Equity; and, (v) the Notes to Combined and Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on October 27, 2015.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)