Form 10-K
period 2015-12-31
SunCoke Energy Partners, L.P.
filed 2016-02-18
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10 percent or more of the common units outstanding, for this purpose, as affiliates of the registrant) as of June 30, 2015 was $285,793,258, computed based on a price per common unit of $17.10, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.
As of February 12, 2016, the registrant had 30,493,743 common units and 15,709,697 subordinated units outstanding.

SUNCOKE ENERGY PARTNERS, L.P.

PART I

Item 1.	Business
Overview
SunCoke Energy Partners, L.P., (the "Partnership," "we," "our" and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. We also provide coal handling and/or mixing services at our Coal Logistics terminals.
At December 31, 2015, we owned a 98.0 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). At December 31, 2015, SunCoke Energy, Inc. ("SunCoke") owned the remaining 2.0 percent interest in each of Haverhill, Middletown, and Granite City, and, through its subsidiary, owned a 53.9 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which seeks to repurpose the coal’s liberated volatile components for other uses. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing environmental impact. We license this advanced heat recovery cokemaking process from SunCoke.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill 1, have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel. Previously, Haverhill 1 sold steam to Haverhill Chemicals LLC ("Haverhill Chemicals"), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill 1 provides steam, at no cost, to Altivia Petrochemicals, LLC ("Altivia"), which purchased the facility from Haverhill Chemicals.  While the Partnership is not currently generating revenues from providing steam to Altivia, the current arrangement, for which rates may be renegotiated beginning in 2018, mitigates costs associated with disposing of steam as well as potential compliance issues.  Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
Our Coal Logistics business provides coal handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal mining customers. During 2015, the Partnership acquired Convent Marine Terminal ("CMT") located in Convent, Louisiana, which represents a significant expansion of our Coal Logistics business and marks our entry into export coal handling. The Partnership also has terminals in East Chicago, Indiana and in West Virginia and Kentucky. Inclusive of the acquisition of CMT, the Coal Logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal annually and has storage capacity of 3 million tons.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”
Initial Public Offering and Dropdown Transactions
On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests (the "Partnership Offering"). In connection with the IPO, we acquired from SunCoke a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. On May 9, 2014, we completed the acquisition of an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for a total transaction value of $365.0 million. During 2015, we acquired a 98 percent interest in Gateway Energy and Coke Company, LLC ("Granite City"), 75 percent of which was acquired on January 13, 2015 for a total transaction value of $244.4 million ("Granite City Dropdown") and 23 percent of which was acquired on August 12, 2015 for a total transaction value of $65.2 million ("Granite City Supplemental Dropdown"). See further discussion of our IPO and subsequent dropdowns in Note 3 and Note 4 to our combined and consolidated financial statements.
Business Segments
We report our business results through two segments:

•
Domestic Coke consists of the Haverhill, Middletown and Granite City cokemaking and heat recovery operations located in Franklin Furnace, Ohio; Middletown, Ohio; and Granite City, Illinois, respectively.

•	Coal Logistics consists of our coal handling and mixing service operations in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; Catlettsburg, Kentucky; and Convent, Louisiana.
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

Together, we and SunCoke are the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and, in our opinion, SunCoke is the technological leader in the cokemaking process with more than 50 years of coke production experience. SunCoke designed, developed, built, and currently owns and operates five cokemaking facilities in the U.S. (including, together with us, Haverhill, Middletown and Granite City) with an aggregate coke production capacity of approximately 4.2 million tons per year. SunCoke has constructed the only greenfield cokemaking facility in the U.S. in the last 25 years and is the only North American coke producer that utilizes heat recovery technology in the cokemaking process. SunCoke also operates one cokemaking facility in Vitória, Brazil with a coke production capacity of approximately 1.7 million tons per year and has a cokemaking joint venture in Odisha, India with a cokemaking capacity of 440 thousand tons of coke per year.
SunCoke's advanced heat recovery cokemaking process has numerous advantages over by-product cokemaking, including producing higher quality coke, using waste heat to generate derivative energy for resale and reducing environmental impact. The Clean Air Act Amendments of 1990 specifically directed the U.S. Environmental Protection Agency (“EPA”) to evaluate its heat recovery coke oven technology as a basis for establishing Maximum Achievable Control Technology (“MACT”) standards for new cokemaking facilities. In addition, each of the four cokemaking facilities that SunCoke has built since 1990 has either met or exceeded the applicable Best Available Control Technology (“BACT”), or Lowest Achievable Emission Rate (“LAER”) standards, as applicable, set forth by the EPA for cokemaking facilities at that time.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Substantially all of our coke sales were made pursuant to long-term, take-or-pay agreements with AK Steel, ArcelorMittal and U.S. Steel, three of the largest blast furnace steelmakers in North America, each of which individually account for greater than ten percent of our consolidated revenues. The take-or-pay provisions require that our customers purchase all of our coke production, in certain cases subject to a tonnage in excess of our stated capacity, or pay the contract price for any such coke they elect not to take. To date, our customers have satisfied their obligations under these agreements. In addition, for a five-year period following our January 2013 IPO, SunCoke has agreed to purchase all of our coke production not taken by our customers in the event of a customer’s default, or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.
These coke sales agreements have an average remaining term of approximately 10 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs subject to meeting contractual coal-to-coke yields, operating and maintenance costs, costs related to transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. All of our coke sales agreements also provide for the pass-through of actual coal costs on a delivered basis, subject to meeting contractual coal-to-coke yields. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements.
The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreement and certain other conditions are met. No other coke sales contract has an early termination clause. As part of our omnibus agreement, SunCoke will provide indemnification to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
Our steelmaking customers are currently operating in an environment that is significantly challenged by declining steel prices driven by global over capacity and lower demand as compared to the prior year period. The combination of the strong U.S. dollar, continued high import activity and reduced drilling activity caused by low oil and natural gas prices, has served to depress both spot and contract prices for steel, which has driven market deterioration for flat rolled and tubular steel. Several steel producers, including certain of our customers, have filed petitions with the Department of Commerce and the International Trade Commission, alleging that unfairly traded imports are causing material injury to the domestic steel industry in the U.S. and that foreign steel producers benefit from significant subsidies provided by the governments of their respective countries. While trade action is underway, domestic steel utilization rates in 2015 are down significantly from 2014 utilization rates. As a result of these current market conditions, certain of our customers have temporarily idled portions of their facilities, but continue to comply with the terms of their long-term, take-or-pay contracts with us.
Further, ArcelorMittal is currently undergoing negotiations with its union labor workforce.  Our coke and energy sales agreements contain force majeure provisions allowing temporary suspension of performance by our customers for the duration of specified events beyond the control of our customers, such as a strike. Declaration of force majeure, coupled with a lengthy suspension of performance under one or more coke or energy sales agreements, may seriously and adversely affect our cash flows, financial position and results of operations.  For additional information see “Item 1A. Risk Factors.”
Coal Logistics Operations
During 2013, we expanded our operations into the coal logistics market through the acquisitions of Kanawha River Terminals ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 30 million tons of coal annually through operations in West Virginia and Kentucky. Lake Terminal is located in East Chicago, Indiana and provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations.
On August 12, 2015, we also acquired CMT for $403.1 million. CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 10 million tons of coal annually. The facility is supported by long-term contracts with volume commitments covering all of its current 10 million ton capacity.
With the acquisition of CMT, we now own and operate five coal handling terminals with the collective capacity to mix and/or transload more than 40 million tons of coal annually and has storage capacity of 3 million tons. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. We do not take possession of coal but instead derive our revenue by providing coal handling and/or mixing services to our customers on a per ton basis. For CMT, cash received from customers based on pro-rata volume commitments under take-or-pay contracts that is in excess of cash earned for services provided during the quarter is recorded as deferred revenue. Deferred revenue on take-or-pay contracts is recognized into income annually based on the terms of the contract. Our coal mixing and/or handling services are provided to steel, coal mining, coke (including some of our domestic cokemaking facilities) and electric utility customers.
Our Coal Logistics coal mining customers are currently faced with a market depressed by oversupply and declining prices. Our CMT customers are also impacted by seaborne export market dynamics.  Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, influence our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Despite the current challenging coal mining and coal export markets, our customers have continued to perform on their contracts with us.
Seasonality
Our revenues in our cokemaking business and much of our Coal Logistics business are tied to long-term, take-or-pay contracts, and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather conditions may also challenge our operating costs and production in the winter months.
Raw Materials
Metallurgical coal is the principal raw material for our cokemaking operations. Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. In 2015, we purchased approximately 3.5 million tons of metallurgical coal for our coke production. We believe there is an ample supply of metallurgical coal available in the U.S. and worldwide, and we have been able to supply coal to our cokemaking facilities without any significant disruption in coke production.
Coal from third-parties is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also passed through to our customers. In 2016, certain of our coal contracts contain an option, at the Partnership's discretion, to reduce our commitment by up to 15 percent. Most coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.
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
Transportation and Freight
For inbound transportation of coal purchases, our cokemaking facilities have long-term transportation agreements and where necessary, coal-mixing agreements that run concurrently with the associated coke sales agreements. At our facilities with multiple transportation options, including rail and barge, we enter into short-term transportation contracts from year to year. For coke sales, the point of delivery varies by agreement and facility. The point of delivery for coke sales from the Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under a long-term transportation agreement held by us. All delivery costs are passed through to the customers. At the Middletown and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace. All transportation and freight costs in our Coal Logistics segment are paid by the customer directly to the transportation provider.
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
Competition
Cokemaking
The cokemaking business is highly competitive. Most of the world’s coke production capacity is owned by blast furnace steel companies utilizing by-product coke oven technology. The international merchant coke market is largely supplied by Chinese, Colombian and Ukrainian producers among others, though it is difficult to maintain high quality coke in the export market, and when coupled with transportation costs, coke imports are often not economical.
The principal competitive factors affecting our cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Competitors include merchant coke producers as well as the cokemaking facilities owned and operated by blast furnace steel companies.
In the past, there have been technologies which have sought to produce carbonaceous substitutes for coke in the blast furnace. While none have proven commercially viable thus far, we monitor the development of competing technologies carefully. We also monitor ferrous technologies, such as direct reduced iron production ("DRI"), as these could indirectly impact our blast furnace customers.
We believe we are well-positioned to compete with other coke producers. Current production from our cokemaking business is committed under long-term contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity as well as the sale of coke in the spot market. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Additionally, our technology allows us to produce ratable quantities of heat that can be utilized as industrial grade steam or converted into electrical power.
Coal Logistics
The coal mixing and/or handling service market is highly competitive in the geographic area of our operations. The principal competitive factors affecting our Coal Logistics business include proximity to the source of coal as well as the nature and price of our services provided. We believe we are well-positioned to compete with other coal mixing and/or handling terminal service providers. Our KRT competitors are generally located within 100 miles of our operations. KRT has state-of-the-art mixing capabilities with fully automated and computer controlled mixing that mixes coal to within two percent accuracy of customer specifications. KRT also has the ability to provide pad storage and have access to both CSX and Norfolk Southern rail lines as well as the Ohio River system. Lake Terminal provides coal handling and/or mixing services for SunCoke's Indiana Harbor cokemaking facility and therefore does not have any competitors. Our CMT competitors, who serve the coal export market, are generally located on the lower Mississippi River. CMT is one of the largest export terminals on the U.S. gulf coast and provides strategic access to seaborne markets for coal and other industrial materials. CMT is currently building a new state-of-the-art ship loader, which will allow faster coal loading onto larger ships. Additionally, CMT has direct rail access on the Canadian National Rail Line which provides a competitive advantage in the coal logistics industry.
Employees
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. Our operating subsidiaries had approximately 606 employees at December 31, 2015. Approximately 38 percent of our operating subsidiaries' employees are represented by the United Steelworkers union. Additionally, approximately 4 percent are represented by the International Union of Operating Engineers. On July 27, 2015, we reached a new four-year labor agreement for our Haverhill location, which will expire on November 1, 2019. The labor agreements at our Quincy and Lake Terminal coal handling facilities expire on April 30, 2016 and June 30, 2016, respectively. We will be negotiating renewal of these agreements in 2016 and do not anticipate any work stoppages.
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

•
Air Quality. Our cokemaking facilities employ Maximum Available Control Technology (“MACT”) standards designed to limit emissions of certain hazardous air pollutants. Specific MACT standards apply to door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for new cokemaking facilities were developed using test data from SunCoke's Jewell cokemaking facility located in Vansant, Virginia. Under applicable federal air quality regulations, permitting requirements may differ among facilities, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” or "unclassifiable" area. The status of an area may change over time as new NAAQS standards are adopted, resulting in an area change from one status or classification to another. In an attainment area, the facility must install air pollution control equipment or employ Best Available Control Technology (“BACT”). In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet Lowest Achievable Emission Rate (“LAER”) standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources.

•
Stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In August 2015, the EPA finalized a new rulemaking to assist in implementation of the primary 1-hour SO2 NAAQS that requires either additional monitoring, or modeling of ambient air SO2 levels in various areas including where certain of our facilities are located. By July 2016, states subject to this rulemaking must provide EPA with either a modeling approach using existing emissions data, or a plan to undertake ambient air monitoring for SO2 to begin in 2017. For states that choose to install ambient air SO2 monitoring stations, after three years of data has been collected, or sometime in 2020, EPA will evaluate this data relative to the appropriate attainment designation for the areas under the 1-hour SO2 NAAQS. This rulemaking will require certain of our facilities to undertake this ambient air monitoring. We may be required to install yet additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the 1-hour SO2 NAAQS based on its evaluation of this data. In 2012, a NAAQS for fine particulate matter, or PM 2.5, went into effect. In November 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. These new standards and any future more stringent standard for ozone have two impacts on permitting: (1) demonstrating compliance with the standard using dispersion modeling from a new facility will be more difficult; and (2) additional areas of the country may become designated as non-attainment areas. Facilities operating in areas that become non-attainment areas due to the application of new standards may be required to install Reasonably Available Control Technology (“RACT”). A number of states have also filed or joined suits to challenge the EPA’s new standard in court. While we are not able to determine the extent to which this new standard will impact our business at this time, it does have the potential to have a material impact on our operations and cost structure.

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

•
Bonding Requirements for Coal Terminals with Surface Mining Permits. Before a surface mining permit is issued in Kentucky or West Virginia, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2015, we have posted an aggregate of approximately $1.0 million in surety bonds for our West Virginia and Kentucky coal terminal operations.

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

•
Terminal Operations. Our terminal operations located along waterways and the Gulf of Mexico are also governed by permitting requirements under the CWA and CAA. These terminals are subject to U.S. Coast Guard regulations and comparable state statutes regarding design, installation, construction, and management. Many such terminals owned and operated by other entities that are also used to transport coal, including for export, have been pursued by environmental interest groups for alleged violations of their permits’ requirements, or have seen their efforts to obtain or renew such permits contested by such groups. While we believe that our operations are in material compliance with these permits, we cannot assure you that no such challenges or claims will be made against our operations in the future. Moreover, our terminal operations may be affected by the impacts of additional regulation on the mining of all types of coal and use of thermal coal for fuel, which is restricting supply in some markets and may reduce the volumes of coal that our terminals manage.

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

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of greenhouse gases (“GHGs”) to install equipment or employ BACT procedures. Currently there is little information as to what may constitute BACT for GHG in most industries. We may also be subject to EPA’s “Tailoring Rule,” where certain modifications to our facilities could subject us to the additional permitting and other obligations relative to the GHG emissions under the New Source Review/Prevention of Significant Deterioration (NSR/PSD) and Title V programs of the Clean Air Act based on triggering PSD review for another pollutant such as SO2, PM, ozone or lead. EPA has engaged in rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. In August 2015, the EPA issued its final Clean Power Plan rules establishing carbon pollution standards for power plants. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the Clean Power Plan, and has also proposed a federal compliance plan to implement the Clean Power Plan in the event that approvable state plans are not submitted. Judicial challenges have been be filed, which seek a stay of the implementation of the rules. Electricity generated by natural gas often results in lower CO2 emission rates than other forms of fossil fuels. Depending on the method of implementation selected by the states, and if implementation is not stayed pending resolution of the legal challenges, the Clean Power Plan could increase the demand for natural gas-generated electricity.

•
A legal challenge to the rulemaking has already been filed. Currently, we do not anticipate these new or existing power plan GHG rules to impact our facilities, the impact of and future GHG-related legislation and regulations on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources decisions by states regarding the sources that will be subject to any implementing programs they may adopt and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues. Collectively, these requirements along with restrictions and requirements regarding the mining of all types of coal may reduce the volumes of coal that we manage and may ultimately adversely impact our customers.

•
Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a significant increase in the dollar penalties assessed for citations issued.

•
Security. Our Convent Marine Terminal is subject to regulation by the United States Coast Guard pursuant to the Maritime Transportation Security Act. We have an internal inspection program designed to monitor and ensure compliance by the Convent Marine Terminal with these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of the facility.

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

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill cokemaking facility which stem from alleged violations of air operating permits for this facility. SunCoke is working in a cooperative manner with the EPA and Ohio Environmental Protection Agency to address the allegations and has entered into a consent degree in federal district court with these parties. The consent decree includes an approximately $2.2 million civil penalty payment that was paid by SunCoke in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We retained $119.0 million in proceeds from the Partnership Offering, Haverhill and Middletown Dropdown and the Granite City Dropdown for these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that we spend on these Haverhill and Granite City facility projects in excess of the $119.0 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $86 million to date, and the remaining capital is expected to be spent through the first quarter of 2019.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third-parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2015.
Under the terms of the omnibus agreement, SunCoke will indemnify us for certain environmental remediation projects costs. Please read “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement.”
Available Information
We make available free of charge, through our website, www.suncoke.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission, or SEC. These documents are also available at the SEC’s website at www.sec.gov. Our website also includes our Code of Business Conduct and Ethics, our Governance Guidelines, our Related Persons Transaction Policy and the charters of our Audit Committee and Conflicts Committee.
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

•
our ability to enter into new, or renew existing, agreements for coal handling, mixing, storage, terminalling, transloading and/or transportation services at our coal logistics facilities, under terms similar to, or more favorable than, those currently in place;

•
changes in the marketplace that may adversely affect the supply of, and demand for, our coke and/or our coal logistics services, including increased exports of coke from China related to reduced export duties and export quotas and increasing competition from alternative steelmaking and cokemaking technologies that have the potential to reduce or eliminate the use of coke;

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

•	changes in product specifications for the coke that we produce, or the coals that we mix;

•	changes in credit terms required by our suppliers;

•	changes in insurance markets and the level, types and costs of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in, or new, statutes, regulations or governmental policies by federal, state and local authorities with respect to protection of the environment;

•	changes in, or new, statues, regulations or governmental policies by federal authorities with respect to the sale of electric energy from the Haverhill and Middletown facilities;

•	changes in accounting rules or their interpretations, including the method of accounting for inventories and leases;

•	changes in tax laws or their interpretations, including the adoption of proposed rules governing whether a partnership such as ours would be treated as a corporation for federal income tax purposes;

•	nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners; and

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations.
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
We are exposed to the credit risk, and certain other risks, of our major customers and other parties, and any material nonpayment or nonperformance by our major customers, or the failure of our customers to continue to purchase coke, or coal logistics services, from us at similar prices under similar arrangements, may have a material adverse effect on our permit compliance or results of operations and therefore our ability to distribute cash to our unitholders.
We are subject to the credit risk of our major customers and other parties. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration of their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our cash flows, financial position or results of operations.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers and/or our coal logistics customers. We have long-term take-or-pay agreements with our coke customers whose operations are concentrated in the steelmaking industry, and with certain of our coal logistics customers who market coal internationally and domestically. These agreements require such customers either to purchase all of our coke production (or a specified maximum tonnage greater than on stated capacity as applicable), or our coal handling services, as the case may be, or to pay the contract prices for the coke, or the coal handling services, they do not accept. Our customers experience significant fluctuations in demand for their steel and/or coal products because of economic conditions, consumer demand, raw material and energy costs, and decisions by the U.S. federal and state governments to fund or not fund infrastructure projects, such as highways, bridges, schools, energy plants, railroads and transportation facilities. During periods of weak demand for steel, or coal, our customers may experience significant reductions in their operations, or substantial declines in the prices of the steel, or coal products, they sell. For example, in response to worsening market conditions for the steel industry, U.S. Steel and AK Steel have temporarily idled their facilities at Granite City and Ashland, respectively. These and other factors such as labor relations or bankruptcy filings may lead certain of our customers to seek renegotiation or cancellation of their existing contractual commitments to us, or reduce their utilization of our services, which could have a material adverse effect on our permit compliance or results of operations and therefore our ability to distribute cash to unitholders.
We sell substantially all of our coke, steam, and electricity to customers under long-term agreements. Likewise, at our Convent Marine Terminal, we provide coal logistics services to customers pursuant to long-term contracts. If any one or more of these customers were to become financially distressed and unable to pay us, significantly reduce their purchases of coke, steam, electricity, or coal logistics services from us, or if we were unable to sell to them on terms as favorable to us as the terms under our current agreements, our results of operations and therefore our ability to distribute cash to unitholders may be materially and adversely affected.
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
We sell substantially all of our coke, electricity and/or steam under long-term agreements. If a substantial portion of these agreements are modified or terminated or if force majeure is exercised, our results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability. The profitability of our long-term coke and energy sales agreements depends on a variety of factors that vary from agreement to agreement and fluctuate during the agreement term. We may not be able to obtain long-term agreements at favorable prices, compared either to market conditions or to our cost structure. If any one or more of our customers were to significantly reduce their purchases of coke, electricity and/or steam from us, or if we were unable to sell coke or electricity to them on terms as favorable to us as the terms under our current agreements, our cash flows, financial position or results of operations may be materially and adversely affected.
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
Further, because of certain technological design constraints, we do not have the ability to shut down our cokemaking operations if we do not have adequate customer demand. If a customer refuses to take or pay for our coke, we must continue to operate our coke ovens even though we may not be able to sell our coke immediately and may incur significant additional costs for natural gas to maintain the temperature inside our coke oven batteries, which may have a material and adverse effect on our cash flows, financial position or results of operations.
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
Adverse developments at our cokemaking facilities could significantly disrupt our coke, steam and/or electricity production and our ability to supply coke, steam, and/or electricity to our customers. Adverse developments at our coal logistics operations could significantly disrupt our ability to provide coal handling, mixing, storage, terminalling, transloading and/or transportation services to our customers. Any sustained disruption at either our cokemaking operations, or our coal logistics facilities could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
There is a risk of mechanical failure of our equipment both in the normal course of operations and following unforeseen events. Our cokemaking and coal logistics operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions or extreme temperatures. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we would not be able to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke.
Assets and equipment critical to the operations of our cokemaking and coal logistics operations also may deteriorate or become depleted materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
Our operations are subject to increasingly strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG; compliance with the NAAQS; management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of operations; installation of safety equipment in our facilities; protection of employee health and safety; and other matters. Complying with these requirements, including the terms of our permits, can be costly and time-consuming, and may delay commencement or hinder continuation of operations. In addition, these requirements are complex, change frequently and have become more stringent over time. These requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, and could have a material adverse effect on our business.
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
Our sponsor has agreed, for the five-year period after our IPO, to make us whole to the extent our customers fail to fully satisfy their existing obligations to purchase and pay for coke, under certain circumstances. Our sponsor is rated B2 by Moody’s Investors Service, Inc. and B by Standard & Poor’s Ratings Services, respectively. Any deterioration of our sponsor’s creditworthiness, and any resulting change in support from our sponsor or inability to perform under the omnibus agreement, could have a material adverse effect on our business, financial condition, results of operations and ability to distribute cash to unitholders.
We face competition, both in our cokemaking operations and in our coal logistics business, which has the potential to reduce demand for our products and services, and that could have an adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
We face competition, both in our cokemaking operations and in our coal logistics business:

•
Cokemaking operations: Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have reduced the amount of coke per ton of hot metal through alternative injectants, such as natural gas and pulverized coal, and the use of these coke substitutes could increase in the future, particularly in light of current low natural gas prices. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke. For example, electric arc furnace technology is a commercially proven process widely used in the U.S. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced. We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies. As these technologies improve and as new technologies are developed, competition in the cokemaking industry may intensify. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced.

•
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
To the extent we do not meet coal-to-coke yield standards in our coke sales agreements, we are responsible for the cost of the excess coal used in the cokemaking process, which could adversely impact our results of operations and profitability and therefore our ability to distribute cash to unitholders.
To the extent we do not meet coal-to-coke yield standards in our coke sales agreements, we are responsible for the cost of the excess coal used in the cokemaking process, which could adversely impact our results of operations and therefore our ability to distribute cash to unitholders. Our ability to pass through our coal costs to our customers under our coke sales agreements is generally subject to our ability to meet some form of coal-to-coke yield standard. To the extent that we do not meet the yield standard in the contract, we are responsible for the cost of the excess coal used in the cokemaking process. We may not be able to meet the yield standards at all times, and as a result we may suffer lower margins on our coke sales and our results of operations and profitability and therefore our ability to distribute cash to unitholders could be adversely affected.
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
Our operations could be disrupted if our information systems fail, causing increased expenses. Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was to fail or experience unscheduled downtime for any reason, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, terrorist attack, fire, flood, power loss, telecommunications failure or similar event.  We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an information systems failure. Our business interruption insurance may not compensate us adequately for losses that may occur.
In the ordinary course of our business, we collect and store sensitive data in our data centers, on our networks, and in our cloud vendors.  Such data includes:  intellectual property; our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our employees.  The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could adversely affect our business.
If we fail to maintain satisfactory labor relations, disputes with the unionized portion of our workforce could affect us adversely. Union represented labor creates an increased risk of work stoppages and higher labor costs which could adversely affect our operations, and reduce our future revenues or our ability to pay cash distributions to our unitholders.
We rely, at one or more of our facilities, on unionized labor, and there is always the possibility that we may be unable to reach agreement on terms and conditions of employment or renewal of a collective bargaining agreement. When collective bargaining agreements expire or terminate, we may not be able to negotiate new agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. The labor agreements at our Quincy and Lake Terminal coal handling facilities expire on April 30, 2016 and June 30, 2016, respectively. If we are unable to negotiate the renewal of a collective bargaining agreement before its expiration date, our operations and our profitability could be adversely affected. Any labor disputes, work stoppages, or increased labor costs could adversely affect our operations and the stability of production and reduce our future revenues, our profitability, or our ability to pay cash distributions to our unitholders. It is also possible that, in the future, additional employee groups may choose to be represented by a labor union.
Our ability to operate our partnership effectively could be impaired if we fail to attract and retain key personnel.
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
The nature of our operations exposes us to possible litigation claims in the future, including disputes relating to our operations and commercial and contractual arrangements. Although we make every effort to avoid litigation, these matters are not totally within our control. We will contest these matters vigorously and have made insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our financial condition and profitability. In addition, our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. We are also subject to significant environmental and other government regulation, which sometimes results in various administrative proceedings. For additional information, see “Item 3. Legal Proceedings.”
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under outstanding notes and credit facilities.
Subject to the limits contained in our credit agreements, the indenture that governs our notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, a higher level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for distributions, working capital, capital expenditures, acquisitions and other general corporate purposes;

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
Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may decide not to maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
We face substantial debt maturities which may adversely affect our consolidated financial position.
Over the next six years, we have approximately $898.8 million of total consolidated debt maturing (see Note 14 to the combined and consolidated financial statements). We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
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

On May 5, 2015, the U.S. Treasury Department (the “Treasury Department”) and the Internal Revenue Service (the “IRS”) issued proposed regulations (the “Proposed Regulations”) regarding the application of the Qualifying Income Exception to minerals and natural resources. On June 16, 2015, we submitted a comment letter requesting the IRS change the manner in which the Proposed Regulations define processing ores and minerals, and on October 27, 2015, we provided testimony at a public hearing related to the proposed regulations on qualifying income. While we believe that our cokemaking activities are largely consistent with the Proposed Regulations, we believe that the regulations should be clarified in order to eliminate any uncertainty with respect to our status as a partnership for U.S. federal income tax purposes.
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
If effective control of the Partnership’s general partner is transferred to a third party, the Partnership’s indebtedness could become due and payable, which would materially and adversely affect our consolidated financial position.
If effective control of the Partnership’s general partner is transferred to a third party, the Partnership, pursuant to the indenture for its outstanding senior secured notes, could be required to repurchase such notes in an amount equal to 101 percent of the aggregate principal amount outstanding, which was $552.5 million at December 31, 2015.  Under the Partnership’s revolving credit agreement, the lenders could declare the loans and other amounts (including letter of credit obligations), totaling $182.0 million at December 31, 2015, to be immediately due and payable.  In addition, the Partnership has $50.0 million drawn under a term loan facility that contains event of default and remedies provisions identical to those of the revolving credit agreement.  Thus, the potential acceleration remedies under the Partnership’s revolving credit agreement and term loan facility could result in approximately $232.0 million of outstanding borrowings being declared immediately due and payable.
If effective control of the Partnership’s general partner is transferred to a third party, resulting in the Partnership’s aggregate indebtedness becoming payable, our financial position would be materially and adversely affected.
Risks Related to Our Cokemaking Business
Our cokemaking business is subject to operating risks, some of which are beyond our control, which could result in a material increase in our operating expenses.
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
The coke sales agreement and the energy sales agreement with AK Steel at Haverhill 2, or the Haverhill AK Steel Contracts, are subject to early termination by AK Steel under certain circumstances and any such termination could have a material adverse effect on our business. The Haverhill coke sales agreement with AK Steel expires on January 1, 2022, with two automatic, successive five-year renewal periods. The Haverhill energy sales agreement with AK Steel runs concurrently with the term of the coke sales agreement, including any renewals, and automatically terminates upon the termination of the related coke sales agreement. The coke sales agreement may be terminated by AK Steel at any time on or after January 1, 2014 upon two years prior written notice if AK Steel (i) permanently shuts down iron production operations at its steel plant works in Ashland, Kentucky, or the Ashland Plant; and (ii) has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant’s iron production capacity. In mid-December 2015, AK Steel temporarily idled its facilities in Ashland.
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
We may not be able to successfully implement our growth strategies or plans.
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
In some countries, such as China, steelmaking capacity exceeds demand for steel products. Rather than reducing employment by matching production capacity to consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) may export steel at prices that are significantly below their home market prices and that may not reflect their costs of production or capital. The availability of this steel at such prices has negatively affected our steelmaking customers, who may have to decrease the prices that they charge for steel, or take other action, as the supply of steel increases. For example, in response to worsening market conditions for the steel industry, U.S. Steel and AK Steel have temporarily idled their facilities at Granite City and Ashland, respectively. Our customers also may reduce their demand for our coke correspondingly, and make it more likely that they may seek to renegotiate their contracts with us or fail to pay for the coke they are required to take under our contracts. The profitability and financial position of our steelmaking customers may be adversely affected, which in turn, could adversely affect the certainty of our long-term relationships with those customers, as well as our ability to sell excess capacity in the spot market, and our own results of operations.
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
Disruptions to our supply of coal and coal mixing services may reduce the amount of coke we produce and deliver and, if we are not able to cover the shortfall in coal supply or obtain replacement mixing services from other providers, our results of operations and profitability could be adversely affected.
The metallurgical coal used to produce coke at our cokemaking facilities is generally purchased from third-parties under one- to two-year contracts. We cannot assure that there will continue to be an ample supply of metallurgical coal available or that we will be able to supply these facilities without any significant disruption in coke production, as economic, environmental, and other conditions outside of our control may reduce our ability to source sufficient amounts of coal for our forecasted operational needs. The failure of our coal suppliers to meet their supply commitments could materially and adversely impact our results of operations if we are not able to make up the shortfalls resulting from such supply failures through purchases of coal from other sources.
Certain of our cokemaking facilities rely on third-parties to mix coals that we have purchased into coal mixes that we use to produce coke. We have entered into long-term agreements with coal mixing service providers that are coterminous with our coke sales agreements. However, there are limited alternative providers of coal mixing services and any disruptions from our current service providers could materially and adversely impact our results of operations. In addition, if our rail transportation agreements are terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.
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
If we are unable to effectively protect our intellectual property, third parties may use our technology, which would impair our ability to compete in our markets.
Our future success will depend in part on our ability to obtain and maintain meaningful patent protection for certain of our technologies and products throughout the world. The degree of future protection for our proprietary rights in uncertain. We rely on patents to protect a significant part our intellectual property portfolio and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents that have been issued to us or our subsidiaries or that may be issued to us in the future may not be sufficiently broad to prevent third parties from using cokemaking technologies and heat recovery processes similar to ours. In addition, the laws of various foreign countries in which we plan to compete may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive may be materially impaired.
Risks Related to Our Coal Logistics Business
The financial performance of our coal logistics business is substantially dependent upon a limited number of customers, and the loss of these customers, or any failure by them to perform under their contracts with us, could adversely affect the results of operations and cash flows of our coal logistics business.
The financial performance of our coal logistics business is substantially dependent upon a limited number of customers. The loss of any of these customers (or financial difficulties at any of these customers) could have a significant and adverse effect on our business, results of operations and financial condition, and/or our ability to make cash distributions at currently anticipated levels. For example, a significant portion of our revenues and cash flows from the Convent Marine Terminal is derived from long-term contracts with Foresight Energy LP and Murray American Coal. We expect these two customers to continue to account for a significant portion of the revenues of our coal logistics business for the foreseeable future.  If either or both of these customers were to significantly reduce its purchases of coal terminalling, mixing or transportation services from us, or to default on their agreements with us, or fail to renew or terminate their agreements with us, or if we were unable to sell such coal logistics services to these customers on terms as favorable to us as the terms under our current agreements, the cash flows and results of our coal logistics operations could be materially and adversely affected.  We also are exposed to the credit risk of these customers, and any significant unanticipated deterioration of their creditworthiness and resulting increase in nonpayment or nonperformance by them could have a material adverse effect on the cash flows and/or results of our coal logistics operations.
The growth and success of our coal logistics business depends upon our ability to find and contract for adequate throughput volumes, and an extended decline in demand for coal could adversely affect the customers for our coal logistics business adversely. As a consequence, the operating results and cash flows of our coal logistics business could be materially and adversely affected.
The financial results of our Coal Logistics business segment are significantly affected by the demand for both thermal coal and metallurgical coal. An extended decline in our customers’ demand for either thermal or metallurgical coals could result in a reduced need for the coal mixing, terminalling and transloading services we offer, thus reducing throughput and utilization of our coal logistics assets. Demand for such coals may fluctuate due to factors beyond our control:

•
The demand for thermal coal can be impacted by changes in the energy consumption pattern of industrial consumers, electricity generators and residential users, as well as weather conditions and extreme temperatures. The amount of thermal coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation, and governmental regulation. Natural gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. For example, over the past few years, production of natural gas in the U.S. has increased dramatically, which has resulted in lower natural gas prices. As a result of sustained low natural gas prices, coal-fuel generation plants have been displaced by natural-gas fueled generation plants. In addition, state and federal mandates for increased use of electricity from renewable energy sources, or the retrofitting of existing coal-fired generators with pollution control systems, also could adversely impact the demand for thermal coal. Finally, unusually warm winter weather may reduce the commercial and residential needs for heat and electricity which, in turn, may reduce the demand for thermal coal; and

•
The demand for metallurgical coal for use in the steel industry may be impacted adversely by economic downturns resulting in decreased demand for steel and an overall decline in steel production. A decline in blast furnace production of steel may reduce the demand for furnace coke, an intermediate product made from metallurgical coal. Decreased demand for metallurgical coal also may result from increased steel industry utilization of processes that do not use, or reduce the need for, furnace coke, such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas.

Our Convent Marine Terminal is impacted by seaborne export market dynamics.  Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, influence our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility.

Additionally, fluctuations in the market price of coal can greatly affect production rates and investments by third-parties in the development of new and existing coal reserves. Mining activity may decrease as spot coal prices decrease. We have no control over the level of mining activity by coal producers, which may be affected by prevailing and projected coal prices, demand for hydrocarbons, the level of coal reserves, geological considerations, governmental regulation and the availability and cost of capital. A material decrease in coal mining production in the areas of operation for our coal logistics business, whether as a result of depressed commodity prices or otherwise, could result in a decline in the volume of coal processed through our coal logistics facilities, which would reduce our revenues and operating income.
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
Certain reclamation obligations associated with our coal logistics business are unfunded, and federal and state laws require us to obtain surety bonds to secure performance or payment of such long-term obligations. These bonds are typically renewable annually. Declarations of bankruptcy by various coal companies may lead to changes in the types and amounts of surety bonds that are required. Surety bond issuers and holders may not continue to renew the bonds or may demand higher fees, additional collateral, including letters of credit or other terms less favorable to us upon those renewals. We are also subject to increases in the amount of surety bonds required by federal and state laws as these laws, or interpretations of these laws, change. Because we are required to have these bonds in place, our failure to maintain (or inability to acquire) these bonds could have an adverse impact on us. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms of new bonds; restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of future indebtedness; our inability to meet certain financial tests with respect to a portion of the reclamation bonds; and the exercise by third-party surety bond issuers of their right to refuse to renew or issue new bonds.
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
Factors beyond our control could disrupt our coal logistics operations, adversely affect our ability to service the needs of our customers, and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	geological, hydrologic, or other conditions that may cause damage to infrastructure or personnel;

•	a major incident that causes all or part of the coal logistics operations at a site to cease for a period of time;

•	processing and plant equipment failures and unexpected maintenance problems;

•	adverse weather and natural disasters, such as heavy rains or snow, flooding, extreme temperatures and other natural events affecting coal logistics operations, transportation, or customers;

•	possible legal challenges to the renewal of key permits, which may lead to their renewal on terms that restrict our terminalling operations, or impose additional costs on our operations.
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
Economic conditions in a number of industries in which our customers operate, such as electric power generation and steel making, have substantially deteriorated in recent years and reduced the demand for coal. Factors that could materially impact our business include:

•	demand for electricity in the U.S. and globally is impacted by industrial production, which if weakened would negatively impact the revenues, margins and profitability of our coal logistics business;

•	demand for metallurgical coal depends on steel demand in the U.S. and globally, which if weakened would negatively impact the revenues, margins and profitability of our coal logistics business;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables; and

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
On August 12, 2015, we acquired all of the equity interests of Raven Energy LLC (“Raven”), the entity that currently owns the CMT. Since we purchased the equity interests of Raven, rather than just its assets, we also acquired the liabilities of Raven, except for certain liabilities as outlined in the Purchase Agreement, including unknown and contingent liabilities. We have performed due diligence in connection with the CMT acquisition and attempted to verify the representations of the sellers and of management. However, there may be contemplated or contingent claims against Raven related to environmental, title, regulatory, litigation or other matters of which we are currently unaware. Although the former owners of Raven agreed to indemnify us on a limited basis against some of these liabilities, certain of these indemnification obligations will expire two years after the date the acquisition closed without any claims having been asserted by us. Accordingly, there is a risk that we ultimately could be liable for unknown obligations of Raven, which could materially adversely affect our operations and financial condition.
In addition, the Convent Marine Terminal is located in the Gulf Coast region, and its operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, which have historically impacted the region with some regularity. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations. Additionally, CMT operations may be affected by the impacts of additional regulation on the mining of all types of coal and use of thermal coal for fuel in export markets, which is limiting demand in some markets and may reduce the volumes of coal that our terminals manage.
Risks Inherent in an Investment in Us
Our credit facilities and the indenture governing our senior notes each contains restrictions and financial covenants that may restrict our business and financing activities.
Our credit facilities and the indenture governing our senior notes contain, and any other future financing agreements that we may enter into will likely contain, operating and financial restrictions and covenants that may restrict our ability to finance future operations or capital needs, to engage in, expand or pursue our business activities or to make distributions to our unitholders.
Our ability to comply with any such restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit facilities or the indenture, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.
Restrictions in the agreements governing our indebtedness and other factors could limit our ability to make distributions to our unitholders.
The indenture governing the senior notes and our credit facilities prohibit us from making distributions to unitholders if certain defaults exist, subject to certain exceptions.  In addition, both the indenture and the credit facilities contain additional restrictions limiting our ability to pay distributions to unitholders.  Accordingly, we may be restricted by our debt agreements from distributing all of our available cash to our unitholders.  Please read “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”   Declaration and payment of future distributions to unitholders will depend upon several factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of such distributions, and such other considerations that the Board of Directors of our general partner deems relevant.
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
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders initially will be unable to remove our general partner without its consent because our general partner and its affiliates will own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Our sponsor currently owns an aggregate of 55.9 percent of our outstanding units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.
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
If we fail to maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes Oxley Act of 2002, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. To comply with the requirements of being a publicly-traded partnership, we will need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff. Furthermore, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an emerging growth company within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the fiscal year ending December 31, 2017. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.
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
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, a partnership such as ours would be treated as a corporation for federal income tax purposes unless more than 90 percent of our income is from certain specified sources (the "Qualifying Income Exception").
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, as discussed above, the Internal Revenue Service, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code.
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
Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, you will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that result from that income.
We anticipate engaging in transactions to reduce the Partnership’s indebtedness and manage our liquidity that generate taxable income (including cancellation of indebtedness income) allocable to unitholders, and income tax liabilities arising therefrom may exceed the amount of cash distributions from us, and/or the value of your investment in the Partnership.
In response to current market conditions, we anticipate engaging in transactions to reduce the Partnership’s indebtedness and manage our liquidity that could result in income and gain to our unitholders without a corresponding cash distribution.  Further, we anticipate pursuing opportunities to reduce our existing debt that could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as ordinary taxable income.  Unitholders may be allocated COD income, and the income tax liabilities arising therefrom may exceed the amount of cash distributions from us, and/or the value of your investment in the Partnership.
Entities taxed as corporations may have net operating losses to offset COD income or may otherwise qualify for an exception to the recognition of COD income, such as the bankruptcy or insolvency exceptions.  In the case of partnerships like ours, however, these exceptions are not available to the partnership and are only available to a unitholder if the unitholder itself is insolvent or in bankruptcy.  As a result, these exceptions generally would not apply to prevent the taxation of COD income allocated to our unitholders.  The ultimate tax effect of any such income allocations will depend on the unitholder's individual tax position, including, for example, the availability of any suspended passive losses that may offset some portion of the allocable COD income.  Unitholders may, however, be allocated substantial amounts of ordinary income subject to taxation, without any ability to offset such allocated income against any capital losses attributable to the unitholder’s ultimate disposition of its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.
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
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our earnings and therefore our ability to distribute cash to you. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.
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
Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we adopted for our 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among unitholders.
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

In addition to federal income taxes, you will likely be subject to other taxes in the states in which we own assets and conduct business, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in Ohio, Illinois, Indiana, Virginia, and West Virginia. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns.

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

•
Approximately 180 acres in Ceredo (Wayne County), West Virginia and approximately 36 acres in White Creek (Boyd County), Kentucky on which KRT has two coal terminals and one liquids terminal for its coal mixing and handling services along the Ohio and Big Sandy Rivers.

•	Approximately 174 acres in Convent (St. James Parish), Louisiana, on which Convent Marine Terminal is located.
We lease the following real property:

•
Approximately 45 acres of land located in East Chicago (Lake County), Indiana, through a sublease from SunCoke to Lake Terminal for the coal handling and mixing facilities that service SunCoke's Indiana Harbor cokemaking facility. The leased property is inside ArcelorMittal’s Indiana Harbor Works facility and is part of an enterprise zone.

•	Approximately 25 acres in Belle (Kanawha County), West Virginia on which KRT has a coal terminal for its coal mixing and handling services along the Kanawha River.

Item 3.	Legal Proceedings
The information presented in Note 15 to our combined and consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at December 31, 2015.

Item 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 to this Annual Report on Form 10-K.

Exhibit 99.1
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Market for the Partnership’s Common Equity
The Partnership’s common units, representing limited partnership interests, were listed on the New York Stock Exchange under the symbol “SXCP” beginning on January 18, 2013. Prior to that time, the Partnership’s equity securities were not traded on any public trading market. At the close of business on February 12, 2016, there were three holders of record of the Partnership’s common units. These holders of record consisted of Sun Coal & Coke LLC (which owns 100 percent of our general partner) with 9,705,999 of our common units registered in its name, Raven Energy Holdings, LLC with 4,847,287 and Cede & Co., a clearing house for stock transactions, with 15,940,457 common units registered to it. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
The high and low closing sales price ranges (composite transactions) and distributions declared by quarter for 2015 and 2014 were as follows:

	2015			2014
	High	Low	Distributions Earned(1)	High	Low	Distributions Earned(2)
First Quarter	$27.86	$19.20	$0.57150	$32.02	$26.05	$0.50000
Second Quarter	$23.63	$16.83	$0.58250	$31.00	$28.25	$0.51500
Third Quarter	$17.37	$10.30	$0.59400	$31.99	$29.03	$0.52750
Fourth Quarter	$14.33	$5.16	$0.59400	$30.00	$24.43	$0.54080

(1)	Distributions were declared in April 2015, July 2015, October 2015 and January 2016 and were or will be paid on or around the last day of May 2015, August 2015, November 2015 and February 2016.

(2)	Distributions were declared in April 2014, July 2014, October 2014 and January 2015 and were paid on or around the last day of May 2014, August 2014, November 2014 and February 2015.
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
The Partnership will make minimum quarterly distributions of $0.41250 per common unit, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.
During the subordination period the Partnership will, in general, pay cash distributions each quarter in the following manner:

•
First, 98 percent to the holders of common units and 2 percent to the general partner, until each common unit has received a minimum quarterly distribution of $0.41250, plus any arrearages from prior quarters;

•	Second, 98 percent to the holders of subordinated units and 2 percent to the general partner, until each subordinated unit has received a minimum quarterly distribution of $0.41250; and

•	Thereafter, in the manner described in the table below.

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
Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions from operating surplus each quarter in an amount equal to the minimum quarterly distribution of $0.41250 per common unit, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions from operating surplus may be made on the subordinated units. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages. After the subordination period, the Partnership will, in general, pay cash distributions each quarter in the following manner:

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

	Percentage of Distributions
	Quarterly Distribution Amount per Unit		Unitholders	General Partner
Minimum Quarterly Distribution	$0.412500		98%	2%
First Target Distribution	above $0.412500	up to $0.474375	98%	2%
Second Target Distribution	above $0.474375	up to $0.515625	85%	15%
Third Target Distribution	above $0.515625	up to $0.618750	75%	25%
Thereafter	above $0.618750		50%	50%
In connection with the focus on creating greater liquidity to reduce debt at the Partnership, SunCoke intends, for each of the four fiscal quarters ending December 31, 2016, to evaluate an incentive distribution rights giveback in the form of quarterly cash capital contributions to the Partnership. The amounts of such quarterly capital contributions will be determined quarterly by SunCoke, and will be equal to all or a portion of the incentive distribution payments otherwise to be received by SunCoke.
There is no guarantee that the Partnership will pay the minimum quarterly distribution on the common units in any quarter, and the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under the credit facility or the senior notes. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for further discussion.
Performance Graph
The graph below compares the cumulative total return of a $100 investment in SunCoke Energy Partners, L.P.'s common units relative to the cumulative total returns of a $100 investment in the Alerian Index and the customized peer group described below. This graph covers the period beginning with the date of our initial public offering on January 18, 2013, through December 31, 2015, and assumes the reinvestment of dividends.

The Alerian Index is a well-known index comprised of 50 prominent master limited partnerships that provides a perspective on the overall market performance of master limited partnerships like us. In addition to the Alerian Index, the graph provides performance data for our customized peer group:
     Our Fee-Based Gathering & Processing peer group is composed of the following five companies:

•	Antero Midstream Partners L.P.;

•	Cone Midstream Partners L.P.;

•	Crestwood Midstream Partners L.P.;

•	Enlink Midstream Partners L.P. (created from the merger of Crosstex Energy L.P. and Devon Energy Corp.); and

•	Rice Midstream Partners L.P. and Summit Midstream Partners L.P.
This group was selected for its similar growth and contract revenue models, and also was included in the stock performance graph in our Form 10-K for the year ended December 31, 2014. On an annual basis, we consider the composition and appropriateness of our peer groups in view of industry and company changes. In connection with this review, we determined that the above peer group provides appropriate comparisons to our performance.
* This graph covers the period beginning with the date of our initial public offering on January 24, 2013.

Market Repurchases
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. During the third quarter of 2015, the Partnership repurchased 633,776 common units at a cost of $10.0 million in the open market for an average price of $15.78 per unit. In October 2015, the Partnership repurchased 222,224 common units at a cost of $2.8 million in the open market for an average price of $12.44, leaving $37.2 million available under the authorized unit repurchase program. The following table displays the fourth quarter common unit purchases, total number of units purchased under authorized program and maximum dollar value that may yet be purchased under the program.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased under the Plans or Programs
	(Dollars in millions, except per unit amounts)
October 1 – 31, 2015	222,224	$12.44	856,000	$37.2
November 1 – 30, 2015	—	$—	—	$37.2
December 1 – 31, 2015	—	$—	—	$37.2
For the quarter ended December 31, 2015	222,224
Equity Distribution Agreement
On August 5, 2014, the Partnership entered into an equity distribution agreement (the "Equity Agreement") in which the Partnership may sell from time to time through Wells Fargo Securities, LLC, the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $75.0 million. During 2014, the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement. The Equity Agreement was suspended during the fourth quarter 2014.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions, except per unit amounts)
Operating Results:
Total revenues	$838.5	$873.0	$931.7	$1,013.9	$701.1
Operating income	$137.2	$135.1	$141.4	$116.4	$48.9
Net income	$92.2	$87.5	$124.2	$82.8	$49.9
Net income attributable to SunCoke Energy Partners, L.P.	$85.4	$56.0	$58.6
Net income per common unit (basic and diluted)	$1.92	$1.58	$1.81
Net income per subordinated unit (basic and diluted)	$1.71	$1.43	$1.81
Distributions declared per unit	$2.2888	$2.0175	$1.1621
Balance Sheet Data (at period end):
Properties, plants and equipment, net	$1,326.5	$1,213.4	$1,199.7	$1,106.2	$1,129.9
Total assets	$1,768.9	$1,417.0	$1,409.3	$1,284.9	$1,337.8
Long-term debt	$894.5	$399.0	$143.2	$220.3	$219.6
Total partners’ capital attributable to SunCoke Energy Partners, L.P. / parent net equity	$729.4	$915.6	$927.6	$958.2	$983.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Overview and Market Conditions
SunCoke Energy Partners, L.P., (the "Partnership," "we," "our" and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. We also provide coal handling and/or mixing services at our Coal Logistics terminals.
At December 31, 2015, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). At December 31, 2015, SunCoke Energy, Inc. ("SunCoke") owned the remaining 2 percent interest in each of Haverhill, Middletown, and Granite City, and, through its subsidiary, owned a 53.9 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which seeks to repurpose the coal’s liberated volatile components for other uses. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing environmental impact. We license this advanced heat recovery cokemaking process from SunCoke.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our steelmaking customers are currently operating in an environment that is significantly challenged by declining steel prices driven by global over capacity and lower demand as compared to the prior year period. The combination of the strong U.S. dollar, continued high import activity and reduced drilling activity caused by low oil and natural gas prices, has served to depress both spot and contract prices for steel, which has driven market deterioration for flat rolled and tubular steel. Several steel producers, including certain of our customers, have filed petitions with the Department of Commerce and the International Trade Commission, alleging that unfairly traded imports are causing material injury to the domestic steel industry in the U.S. and that foreign steel producers benefit from significant subsidies provided by the governments of their respective countries. While trade action is underway, domestic steel utilization rates in 2015 are down significantly from 2014 utilization rates. As a result of these current market conditions, certain of our customers have temporarily idled portions of their facilities, but continue to comply with the terms of their long-term, take-or-pay contracts with us.
Further, ArcelorMittal is currently undergoing negotiations with its union labor workforce.  Our coke and energy sales agreements contain force majeure provisions allowing temporary suspension of performance by our customers for the duration of specified events beyond the control of our customers, such as a strike. Declaration of force majeure, coupled with a lengthy suspension of performance under one or more coke or energy sales agreements, may seriously and adversely affect our cash flows, financial position and results of operations.  For additional information see “Item 1A. Risk Factors.”

Our Granite City facility and the first phase of our Haverhill facility, or Haverhill 1, have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel. Previously, Haverhill 1 sold steam to Haverhill Chemicals LLC ("Haverhill Chemicals"), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill 1 provides steam, at no cost, to Altivia Petrochemicals, LLC ("Altivia"), which purchased the facility from Haverhill Chemicals.  While the Partnership is not currently generating revenues from providing steam to Altivia, the current arrangement, for which rates may be renegotiated beginning in 2018, mitigates costs associated with disposing of steam as well as potential compliance issues.  Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
Our Coal Logistics business provides coal handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal mining customers. During 2015, the Partnership acquired Convent Marine Terminal ("CMT") located in Convent, Louisiana, which represents a significant expansion of our Coal Logistics business and marks our entry into export coal handling. The Partnership also has terminals in East Chicago, Indiana and in West Virginia and Kentucky. Inclusive of the acquisition of CMT, the Coal Logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal annually and has storage capacity of 3 million tons. Our Coal Logistics coal mining customers are currently faced with a market depressed by oversupply and declining prices. Our CMT customers are also impacted by seaborne export market dynamics.  Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, influence our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Despite the current challenging coal mining and coal export markets, our customers have continued to perform on their contracts with us.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”
Initial Public Offering and Dropdown Transactions
On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests (the "Partnership Offering"). In connection with the IPO, we acquired from SunCoke a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. On May 9, 2014, we completed the acquisition of an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for a total transaction value of $365.0 million. During 2015, we acquired a 98 percent interest in Gateway Energy and Coke Company, LLC ("Granite City"), 75 percent of which was acquired on January 13, 2015 for a total transaction value of $244.4 million ("Granite City Dropdown") and 23 percent of which was acquired on August 12, 2015 for a total transaction value of $65.2 million ("Granite City Supplemental Dropdown"). See further discussion of our IPO and subsequent dropdowns in Note 3 and Note 4 to our combined and consolidated financial statements.
2015 Key Financial Results

•
Total revenues were $838.5 million in 2015 compared to $873.0 million in 2014. This decrease in revenues primarily reflects the pass-through of lower coal costs in our Domestic Coke business. Additionally, while we continue to achieve contract maximums, volumes in excess of maximums as well as spot sales were lower as compared to the prior year period. These decreases were partially offset by additional revenue of $28.6 million from CMT, which was acquired in August 2015.

•
Adjusted EBITDA was $201.7 million in 2015 compared to $188.9 million in 2014. Adjusted EBITDA contributed by CMT was $21.0 million in 2015 and was partially offset by lower sales volumes in our cokemaking operations and the impact of the reorganization of the Haverhill Chemicals facility.

•
Net income attributable to unitholders was $85.4 million in 2015 compared to $56.0 million in 2014. In addition to the items discussed above, the increase is primarily attributable to the acquisition of an ownership interest in Granite City in 2015 and our increased ownership in the Haverhill and Middletown cokemaking facilities in May 2014.

•
Cash generated from operating activities was $149.4 million in 2015 compared to $126.5 million in 2014. The increase primarily reflects working capital changes associated with lower inventory due to lower coal prices as well as the current year period wind down of a strategic build in inventory levels from the second half of 2014.

•	Full year 2015 cash distributions paid per unit of $2.2888 increased over the full year 2014 cash distributions paid per unit of $2.0175.

Our Focus in 2015
During 2015, the Partnership's strategies and accomplishments were as follows:

•	Sustained solid safety, environmental and operating performance across our Domestic Coke and Coal Logistics fleet;

•	Achieved significant growth through the successful acquisition of Convent Marine Terminal and the dropdown of the Granite City cokemaking operations; and

•	Returned approximately $56 million to our public unitholders via distributions and unit repurchases during 2015.
Sustained solid safety, environmental and operating performance across our Domestic Coke and Coal Logistics fleet
Domestic Coke Adjusted EBITDA was $177.1 million in 2015, down $4.7 million from 2014 Adjusted EBITDA of $181.8 million. Adjusted EBITDA per ton remained flat at $74 per ton. While we continued to achieve contract maximums, volumes in excess of maximums as well as spot sales were lower in 2015 as compared to 2014. Despite the impact of the restructuring of Haverhill Chemicals, which decreased Adjusted EBITDA by $6.4 million, we achieved solid results across our cokemaking facilities.
During 2015, we continued construction and implementation of our new gas sharing projects to enhance environmental performance at our Haverhill cokemaking facility. We are nearing completion of construction on the project at Haverhill I and continued testing of the project at Haverhill II, which was placed into service at the end of 2014.
Coal Logistics achieved Adjusted EBITDA of $38.4 million during 2015, with the successful integration of CMT contributing $21.0 million from the date of acquisition. Excluding CMT, Adjusted EBITDA increased $3.1 million in 2015 compared to 2014. While volumes were down, the improvements in Adjusted EBITDA reflect a more favorable sales mix of higher margin services as well as cost savings in 2015.
We remain committed to maintaining a safe work environment and ensuring compliance with applicable laws and regulations. In 2015, we sustained top-tier safety and strong environmental performance in the Domestic Coke and Coal Logistics operations.
Achieved significant growth through the successful acquisition of Convent Marine Terminal and the dropdown of the Granite City cokemaking operations
On August 12, 2015, we completed the acquisition of a 100 percent ownership interest in Raven Energy LLC, which owns CMT, for a total transaction value of $403.1 million. This transaction represents a significant expansion of our Coal Logistics business and marks our entry into export coal handling. CMT is one of the largest export terminals on the U.S. gulf coast and provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 10 million tons of coal annually. The facility is supported by long-term contracts with volume commitments covering all of its current 10 million ton capacity. The acquisition of CMT resulted in additional Adjusted EBITDA of $21.0 million in 2015. See Note 4 to our consolidated financial statements for further discussion of the acquisition of CMT.
Additionally, on January 13, 2015, SunCoke contributed a 75 percent interest in Granite City for a total transaction value of $244.4 million (the "Granite City Dropdown").  On August 12, 2015, SunCoke contributed an additional 23 percent interest in Granite City for a total transaction value of $65.2 million (the "Granite City Supplemental Dropdown"). See Note 4 to our consolidated financial statements for further discussion of the dropdown of Granite City. Given the current challenging market conditions and our focused efforts to de-lever our balance sheet during 2016 as discussed further in "Our Focus and Outlook for 2016," we have suspended plans for future dropdowns.
Returned approximately $56 million to our public unitholders via distributions and unit repurchases during 2015
During 2015, the Partnership returned $56.1 million to public unitholders through either distributions or equity repurchases. We paid total cash distributions of $2.2888 per unit, which amounted to $43.3 million in distributions to public unitholders. Additionally, the Partnership repurchased 0.9 million of its common units at a cost of $12.8 million in the open market, for an average purchase price of $14.91 per unit. In 2016, we will continue evaluating the appropriate use of capital and expect to prioritize de-levering our balance sheet.
Our Focus and Outlook for 2016
In 2016, we expect to deliver Adjusted EBITDA attributable to the Partnership of $207 million to $217 million. Our primary focus will be to:

•	Manage through the challenging market conditions;

•	Deliver operational excellence; and

•	Achieve financial objectives and strengthen our balance sheet.
Manage through the challenging market conditions
Given the challenging environment our customers are currently experiencing, our overall business risk has increased, and our focus in 2016 will be to remain flexible and responsive to changing market conditions.
Slowing steel demand in China, the world’s largest producer and consumer of steel, has led to global oversupply and significant downward pricing pressure. Domestically, a flood of steel imports, some later deemed by the U.S. Federal Trade Commission to be unfairly traded, have stressed U.S. steelmakers operationally and financially. Steel utilization rates in the U.S. are down significantly as compared to 2014. As a result, two of our customers, AK Steel and U.S. Steel have temporarily idled portions of their facilities at Ashland, Kentucky Works operations and Granite City Works operations, respectively. Our Haverhill II cokemaking facility supplies coke to AK Steel's Ashland, Kentucky Works under a long-term, take-or-pay contract until 2022, and our Granite City cokemaking facility supplies coke to U.S. Steel’s Granite City Works under a long-term, take-or-pay contract until 2025. These temporary idlings do not change any obligations that AK Steel or U.S. Steel have under these contracts, and both companies continue to fulfill their contractual obligations.  Despite these developments, longer term, we expect blast furnaces will continue to play a crucial role in the domestic steel industry. The Partnership is positioned with long-term, take-or-pay contracts, co-located assets with leading technology and an advantaged environmental footprint. Therefore, we believe we will continue to be a competitive source of coke and a preferred supplier to the steel value chain.
In our Coal Logistics business, our export customers face significant challenges from oversupply and a strong U.S. dollar, but we expect, longer term, that the seaborne export coal market will remain relevant. As such, we believe Illinois Basin coal will remain a key part of the U.S. coal export base. Our CMT export facility benefits from its long-term, take-or-pay contracts and is uniquely positioned to serve its customers through direct rail access, the ability to load multi-category vessels and a new state-of-the-art ship loader. Our KRT domestic coal terminals are strategically located to handle both metallurgical and thermal coals, and both CMT and KRT have the ability to handle various industrial materials.
With these macro steel and coal industry backdrop challenges, we will continue to monitor our customers’ business developments, liquidity and credit profiles in an effort to be prepared to adapt and respond to any significant adverse events that may also impact us. Our focus has been and will continue to be to position ourselves for long-term success, which includes being a key supplier to our customers.
Deliver operational excellence
In 2016, we expect continued strong performance from our Domestic Coke and Coal Logistics businesses. Despite the challenging headwinds facing our steel and coal customers, we expect to deliver consolidated Adjusted EBITDA attributable to the Partnership of between $207 million and $217 million. This increase reflects a full-year contribution from the acquisition of CMT. We expect these improvements will be partially offset by increased operating and maintenance costs at our Haverhill facility for necessary oven repairs and a planned turbine outage and lower overall contributions from coal-to-coke yield performance due to the decline in coal prices.
We project that our Domestic Coke segment will produce approximately 2.4 million tons of coke during 2016 and achieve Adjusted EBITDA of approximately $68 to $71 per ton based on expected solid ongoing operations across the fleet. We expect our Domestic Coke fleet will operate at contract maximums and do not anticipate incremental spot sales.
We believe our Coal Logistics assets are positioned to withstand the coal downturn, and despite industry pressures, our results to-date have been in-line with expectations. In 2016, we expect the full-year benefit of CMT to drive Adjusted EBITDA of approximately $50 million to $55 million, up from $21.0 million in 2015. We expect our remaining Coal Logistics business will remain stable, contributing approximately $15 million to $20 million of Adjusted EBITDA during the year.
Achieve financial objectives and strengthen our balance sheet
During 2016, in addition to delivering on our financial objectives, we will focus on shifting our capital allocation priorities towards de-levering our balance sheet and maintaining a solid liquidity position. The Partnership, along with support from SunCoke, has various potential options to increase liquidity. Each quarter, SunCoke will evaluate the alternatives for increasing liquidity at the Partnership, including providing support through a "reimbursement holiday" on the corporate cost allocation to the Partnership and/or returning incentive distribution rights distributions ("IDR giveback") to the Partnership. If approved for all four quarters by SunCoke, the corporate cost "reimbursement holiday" and IDR giveback would potentially provide approximately $28 million and $6 million of liquidity, respectively, in 2016. Additionally, our Board of Directors will continue to evaluate the appropriate partnership distribution each quarter. We estimate that these potential liquidity options, combined with the excess cash flows generated from operations, will provide us with at least $60 million in cash to meaningfully de-lever our balance sheet in 2016.

Items Impacting Comparability

•
Coal Logistics. Coal Logistics reported revenue of $81.2 million, $55.0 million and $13.6 million, of which $6.5 million, $5.7 million and $1.2 million were intersegment revenues, and Adjusted EBITDA of $38.4 million, $14.3 million and $4.7 million during 2015, 2014 and 2013, respectively. Comparability between periods was impacted by the timing of the acquisition of CMT during the third quarter 2015, which contributed revenues of $28.6 million and Adjusted EBITDA of $21.0 million during 2015, as well as the acquisition of Lake Terminal and KRT during the second half of 2013, which established our Coal Logistics business.

•
Haverhill Chemicals. During the second quarter of 2015, Haverhill Chemicals, with whom we previously had a steam supply agreement at our Haverhill 1 cokemaking operations, announced plans to shut down their facility and later filed for relief under Chapter 11 of the U.S. Bankruptcy Code, which did not impact our ability to produce coke. Beginning in the fourth quarter of 2015, Haverhill 1 provides steam, at no cost, to Altivia, which purchased the facility from Haverhill Chemicals.  While the Partnership is not currently generating revenues from providing steam to Altivia, the current arrangement, for which rates may be renegotiated beginning in 2018, mitigates costs associated with disposing of steam as well as potential compliance issues.  These events decreased Adjusted EBITDA $6.4 million during 2015.

•	Interest Expense, net. Interest expense, net was $47.5 million, $37.1 million and $15.4 million in 2015, 2014 and 2013, respectively and was impacted by the following items:

◦
Net gain on extinguishment of debt was $0.7 million during 2015 as compared to a net loss on extinguishment of debt of $15.4 million in 2014. The 2015 net gain includes a $12.1 million gain on retirement of Partnership senior notes offset by losses on extinguishment of debt of $9.4 million and $2.0 million in connection with the financing of the Granite City Dropdown and the extinguishment of the $44.6 million of SunCoke's senior notes, respectively. Additionally, the Partnership incurred a loss on extinguishment of debt of $15.4 million in connection with the financing of the Haverhill and Middletown Dropdown in 2014. There were no debt extinguishment gains or losses during 2013.

◦
Interest of $3.7 million was capitalized in connection with the environmental remediation projects and the expansion capital improvement project at CMT during 2015. Interest of $3.2 million and $1.0 million was capitalized in connection with environmental remediation projects during 2014 and 2013, respectively.

◦
Interest on higher debt balances associated with the financing of transactions attributed to the increase in interest expense, net during 2015 and 2014. The 2015 average debt balance was $647.3 million as compared to the 2014 average debt balance of $300.6 million. See Note 14 to our combined and consolidated financial statements.

•
Income Taxes. Income tax benefit was $2.5 million in 2015 and income tax expense was $10.5 million and $1.8 million in 2014 and 2013, respectively. The periods presented were not comparable, as earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown. See Note 9 to our combined and consolidated financial statements for the components of income tax disaggregated between the Partnership and Granite City prior to the Granite City Dropdown. The 2015 income tax benefit relates to the tax impacts of the Granite City Dropdown.

•
Noncontrolling Interest. Income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Net income attributable to noncontrolling interest was $6.2 million, $15.7 million and $40.8 million during 2015, 2014 and 2013, respectively.

◦
The decrease in net income attributable to noncontrolling interest in 2015, as compared to in 2014, represents SunCoke's decrease in ownership of Haverhill and Middletown facilities to 2 percent after the Haverhill and Middletown Dropdown in 2014. The decrease was partially offset by the Granite City Dropdown in 2015. Subsequent to the Granite City Supplemental Dropdown, SunCoke's ownership in Granite City also decreased to 2 percent.

◦
The decrease in net income attributable to noncontrolling interest in 2014, as compared to in 2013, represents SunCoke's decrease in ownership of Haverhill and Middletown facilities to 2 percent after the Haverhill and Middletown Dropdown. During 2013, SunCoke had an ownership interest of 35 percent in the Haverhill and Middletown facilities.

See Note 4 to our combined and consolidated financial statements for further discussion of these transactions.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Revenues
Sales and other operating revenue	$838.5	$873.0	$931.7
Costs and operating expenses
Cost of products sold and operating expenses	599.6	656.3	715.4
Selling, general and administrative expenses	34.3	27.3	28.3
Depreciation and amortization expense	67.4	54.3	46.6
Total costs and operating expenses	701.3	737.9	790.3
Operating income	137.2	135.1	141.4
Interest expense, net	47.5	37.1	15.4
Income before income tax (benefit) expense	89.7	98.0	126.0
Income tax (benefit) expense	(2.5)	10.5	1.8
Net income	$92.2	$87.5	$124.2
Less: Net income attributable to noncontrolling interests	6.2	15.7	40.8
Net income attributable to SunCoke Energy Partners, L.P./ Previous Owner	86.0	71.8	83.4
Less: Net income attributable to Previous Owner	0.6	15.8	24.8
Net income attributable to SunCoke Energy Partners, L.P.	$85.4	$56.0	$58.6
 Year Ended December 31, 2015 compared to Year Ended December 31, 2014
Revenues. Our total revenues decreased $34.5 million, or 4.0 percent, to $838.5 million for the year ended December 31, 2015 compared to $873.0 million for the corresponding period of 2014. The decrease was primarily due to the pass-through of lower coal prices in our Domestic Coke segment. Additionally, our Domestic Coke business continues to achieve contract maximums, but volumes in excess of maximums as well as spot sales were lower in 2015 as compared to the prior year period due to declining demand as previously discussed. The current year also includes the impact of the reorganization of the Haverhill Chemicals facility. These decreases were partially offset by revenues of $28.6 million contributed by CMT, which was acquired in August 2015.
Costs and Operating Expenses. Total operating expenses decreased $36.6 million, or 5.0 percent, to $701.3 million for the year ended December 31, 2015 compared to $737.9 million for the corresponding period of 2014. The decreases in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment, partially offset by cost associated with CMT of $10.2 million and higher depreciation on certain environmental remediation assets placed in service at our Haverhill and Granite City cokemaking facilities.
Interest Expense, net. Interest expense, net was $47.5 million for the year ended December 31, 2015 compared to $37.1 million for the corresponding period of 2014. Comparability between periods was impacted by the financing activities previously discussed in "Items Impacting Comparability."
Income Taxes. Income tax benefit was $2.5 million for the year ended December 31, 2015 compared to income tax expense of $10.5 million for the corresponding period of 2014. Comparability between periods was impacted by the Granite City Dropdown previously discussed in "Items Impacting Comparability."
Noncontrolling Interest. Income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Income attributable to noncontrolling interest was $6.2 million for the year ended December 31, 2015 compared to $15.7 million for the corresponding period of 2014.  Comparability between periods was impacted by changes in our ownership in our facilities previously discussed in "Items Impacting Comparability."
Net Income Attributable to Previous Owner. Net income attributable to Previous Owner reflects Granite City net income for periods prior to the Granite City Dropdown.

Year Ended December 31, 2014 compared to December 31, 2013
Revenues.  Our total revenues decreased $58.7 million, or 6.3 percent, to $873.0 million for the year ended December 31, 2014 compared to $931.7 million for the corresponding period of 2013. The decrease was primarily due to the pass-through of lower coal prices and lower sales volumes in our Domestic Coke segment as well as the impact of severe weather on production and yields in 2014. These decreases were partially offset by higher reimbursable operating and maintenance costs, as well as higher energy sales. Additionally, revenues from the new Coal Logistics business were $49.3 million in 2014 compared to $12.4 million in 2013, which only included four months of Coal Logistics results due to the timing of acquisitions.
Costs and Operating Expenses. Total operating expenses decreased $52.4 million, or 6.6 percent, to $737.9 million for the year ended December 31, 2014 compared to $790.3 million for the corresponding period of 2013. The decreases in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment partially offset by higher repair and maintenance costs. The current year also includes incremental operating expenses associated with the severe winter weather in the first quarter of 2014 and a full year of Coal Logistics costs of $48.4 million in 2014 compared to four months of costs of $10.7 million in 2013, due to the timing of acquisitions.
Interest Expense. Interest expense was $37.1 million for the year ended December 31, 2014 compared to $15.4 million for the corresponding period of 2013. Comparability between periods was impacted by the financing activities previously discussed in "Items Impacting Comparability."
Income Taxes. Income tax expense decreased $8.7 million to $10.5 million for the year ended December 31, 2014 compared to $1.8 million for the corresponding period of 2013. Comparability between periods was impacted by the Granite City Dropdown previously discussed in "Items Impacting Comparability."
Noncontrolling Interest. Income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Income attributable to noncontrolling interest was $15.7 million for the year ended December 31, 2014 compared to $40.8 million for the corresponding period of 2013. Comparability between periods is impacted by the Haverhill and Middletown Dropdown previously discussed in "Items Impacting Comparability."
Net Income Attributable to Previous Owner. Net income attributable to Previous Owner reflects Granite City net income for periods prior to the Granite City Dropdown.
Results of Reportable Business Segments
We report our business results through two segments:

•
Domestic Coke consists of the Haverhill, Middletown and Granite City cokemaking and heat recovery operations located in Franklin Furnace, Ohio; Middletown, Ohio; and Granite City, Illinois, respectively.

•	Coal Logistics consists of our coal handling and mixing service operations in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; Catlettsburg, Kentucky; and Convent, Louisiana.
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

In 2013, our Granite City facility shared a portion of certain nonconventional fuel tax credits with its customer through discounts to the sales price of coke, which totaled $7.4 million.  As a result, our pre-tax results for this facility reflect the impact of these sales discounts, while the actual tax benefits are reflected as a reduction of income tax expense. The tax benefit from generating credits, and the related sales discount to our customer, expired in 2013. Accordingly, the results of our Domestic Coke segment in 2014 have increased, but this increase is more than offset by the increase in our income tax expense.
Coal Logistics revenues are derived from services provided to steel, coke (including some of our domestic cokemaking facilities) and electric utility customers. Services provided to our domestic cokemaking facilities are provided under a contract with terms equivalent to those of an arm's-length transaction. We do not take possession of coal but instead act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts. Certain of our Coal Logistics terminals have take-or-pay contracts with required minimum volume. Cash received in excess of revenues earned for services provided representing customer volume commitments under these take-or-pay contracts is recorded as deferred revenue. Deferred revenue on take-or-pay contracts is recognized into income when earned as determined by the terms of the contract.
Corporate and other expenses that can be identified with a segment have been included as deductions in determining operating results of our business segments, and the remaining expenses have been included in Corporate and Other.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity and uses it as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” near the end of this Item.

Segment Operating Data
The following tables set forth the sales and other operating revenues and Adjusted EBITDA of our segments and other financial and operating data for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$763.8	$823.7	919.3
Coal Logistics(1)	74.7	49.3	12.4
Coal Logistics intersegment sales	6.5	5.7	1.2
Elimination of intersegment sales	(6.5)	(5.7)	(1.2)
Total	$838.5	$873.0	$931.7
Adjusted EBITDA(2):
Domestic Coke	$177.1	$181.8	196.9
Coal Logistics(1)	38.4	14.3	4.7
Corporate and Other	(13.8)	(7.2)	(6.8)
Total	$201.7	$188.9	194.8
Coke Operating Data:
Domestic Coke capacity utilization (%)	105	106	108
Domestic Coke production volumes (thousands of tons)	2,423	2,435	2,476
Domestic Coke sales volumes (thousands of tons)	2,409	2,443	2,479
Domestic Coke Adjusted EBITDA per ton(3)	$73.52	$74.42	$79.43
Coal Logistics Operating Data:(1)
Tons handled (thousands of tons)	18,864	19,037	3,785
Pay tons (thousands of tons)(4)	1,135	—	—

(1)
The periods are not comparable due to the impact of CMT, which was acquired in August 2015, as well as the acquisition of Lake Terminal and KRT in August 2013 and October 2013, respectively, which established our Coal Logistics business.

(2)	See definition of Adjusted EBITDA and reconciliation to the most comparable GAAP measures at the end of this Item.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Represents tons the Partnership did not handle, but received payment for under the long-term, take-or-pay contracts.
Analysis of Segment Results
Year Ended December 31, 2015 compared to Year Ended December 31, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $59.9 million, or 7.3 percent, to $763.8 million in 2015 compared to $823.7 million in 2014. The decrease was due primarily to the pass-through of lower coal prices, which decreased revenues by $47.5 million. Lower overall sales volumes of 34 thousand tons and the impact of the reorganization of the Haverhill Chemicals facility, also decreased revenues by $10.2 million and $6.4 million, respectively. These decreases were offset by increases of $4.2 million mainly related to higher reimbursable operating and maintenance costs.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $4.7 million, or 2.6 percent, to $177.1 million in 2015 compared to $181.8 million in 2014. The decrease was primarily related to the $6.4 million impact of the Haverhill Chemicals reorganization discussed above. Additionally, lower overall sales volumes decreased Adjusted EBITDA $1.7 million. These decreases were offset by increases of $3.4 million mostly related to improved coal-to-coke yields, related to a favorable comparison to the prior year, which experienced more severe winter weather in the first quarter of 2014.

Depreciation and amortization expense, which was not included in segment profitability, increased $6.7 million, to $53.4 million in 2015 from $46.7 million in 2014. In 2015, we revised the estimated useful lives on various assets at certain of our facilities, resulting in additional depreciation of $4.2 million, or $0.08 per unit, in 2015.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue increased $26.2 million, to $81.2 million in 2015 compared to $55.0 million in 2014. The increase was primarily due to additional revenue from our newly acquired CMT business of $28.6 million. Excluding CMT, more favorable pricing on higher volumes of mixing service increased revenues $3.3 million, which was more than offset by decreases of $5.7 million primarily related to lower overall volumes.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $38.4 million in 2015 compared to $14.3 million in 2014. The acquisition of CMT provided additional adjusted EBITDA of $21.0 million on 2.2 million tons handled as well as payment on take-of-pay contracts for a 1.1 million ton shortfall. Excluding CMT, higher margins caused by a shift in sales mix and lower spending increased Adjusted EBITDA $3.8 million and $1.5 million, respectively. These increases were partly offset by decreases of $2.2 million, primarily driven by lower overall volume.
Depreciation expense, which was not included in segment profitability, was $14.0 million during 2015 compared to $7.6 million in 2014. The increase was primarily due to depreciation and amortization expense associated with CMT, which was acquired in August 2015.
Corporate and Other
Corporate expenses increased $6.6 million to $13.8 million in 2015 compared to $7.2 million in 2014. The current period reflects a full year impact of higher allocation of costs from SunCoke in conjunction with the Haverhill and Middletown Dropdown as well as $1.7 million of higher acquisition and business development costs compared to the prior year period.
Year Ended December 31, 2014 compared to Year Ended December 31, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $95.6 million, or 10.4 percent, to $823.7 million in 2014 compared to $919.3 million in 2013. The decrease was due primarily to the pass-through of lower coal costs at our Domestic Coke segment, which decreased revenues by approximately $96.0 million. Lower overall sales volumes of 36 thousand tons, in part due to severe winter weather in the first quarter of 2014, also decreased revenues by $14.2 million. The absence of $6.8 million in sales discounts partially offset these decreases. The remaining increase of $7.8 million primarily related to higher reimbursable operating and maintenance costs.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $15.1 million, or 7.7 percent, to $181.8 million in 2014 compared to $196.9 million in 2013. The decrease was primarily related to lower coal-to-coke yields, caused by the impact of severe winter weather, which decreased Adjusted EBITDA by $7.5 million. Lower sales volumes of 36 thousand tons, in part due to severe winter weather in the first quarter of 2014, resulted in a decrease to Adjusted EBITDA of $5.3 million. A decrease in the reimbursement rate of operating and maintenance costs further decreased Adjusted EBITDA by $5.8 million. These decreases were partially offset by an increases primarily related to lower allocated corporate costs.
Depreciation and amortization expense, which was not included in segment profitability, increased $1.9 million, to $46.7 million in 2014 from $44.8 million in 2013, primarily due to the completion of construction of the environmental remediation project at Haverhill 2 during 2014.
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
Corporate and Other
Corporate expenses remained relatively flat at $7.2 million in 2014 compared to $6.8 million in 2013.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, and pay distributions. We are prudently managing liquidity in light of the current challenging market and our customers' ongoing labor negotiations. We believe our current resources, including the potential borrowings under our revolving credit facility, are sufficient to meet our working capital requirements for our current business for the foreseeable future. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. As of December 31, 2015, we had $48.6 million of cash and cash equivalents and $68.0 million of borrowing availability under the Partnership Revolver. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. In addition, we may from time to time seek to retire or repurchase our outstanding debt. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
During 2015, the Partnership returned $56.1 million to public unitholders through either distributions or equity repurchases. We paid total cash distributions of $2.2888 per unit, which amounted to $43.3 million in distributions to public unitholders. Additionally, the Partnership repurchased 0.9 million of its common units at a cost of $12.8 million in the open market, for an average purchase price of $14.91 per unit. Approximately $37.2 million remains available for future repurchase under this program.
On January 25, 2016, our Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on March 1, 2016, to unitholders of record on February 15, 2016. The Board of Director's decision to hold quarterly unitholder distributions flat at $0.5940 per unit is part of its capital allocation strategy to shift excess distributable cash flow towards paying down the Partnership's debt. The Partnership and its Board of Directors will continue to evaluate its capital allocation and distribution priorities on a quarterly basis.
During 2016, as previously discussed in "Our Focus and Outlook in 2016," our focus will be on de-levering our balance sheet and maintaining a solid liquidity position. Each quarter, SunCoke, will evaluate the alternatives for increasing liquidity at the Partnership, including providing support through a "reimbursement holiday" on the corporate cost allocation to the Partnership and/or returning incentive distribution rights distributions to the Partnership ("IDR giveback"). The Partnership expects to generate excess liquidity of at least $60 million to meaningfully de-lever the Partnership's balance sheet in 2016.
During February 2016, the Partnership continued de-levering its balance sheet and redeemed $22.0 million of outstanding Partnership Notes for $12.7 million on the open market.
On February 3, 2016, Moody's Corporation ("Moody's") lowered its corporate credit rating on SunCoke Energy, Inc. to B2 from Ba3. At the same time, Moody's ceased providing a corporate credit rating at the Partnership level and now assesses SunCoke and the Partnership on a consolidated basis. The downgrade reflects the continuing headwinds in the steel industry, as steel makers continue to idle operations and cut back production.
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Partnership Revolver, the Partnership was subject to a maximum consolidated leverage ratio of 4.50:1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. The Partnership Term Loan has the same covenants as the previously discussed Partnership Revolver covenants. As of December 31, 2015, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver.
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
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver, Partnership Term Loan and Promissory Note could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$149.4	$126.5	$165.8
Net cash used in investing activities	(251.7)	(67.6)	(159.5)
Net cash provided by (used in) financing activities	117.6	(71.9)	40.0
Net (decrease) increase in cash and cash equivalents	$15.3	$(13.0)	$46.3
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $22.9 million to $149.4 million for the year ended December 31, 2015 as compared to the prior year. The increase primarily reflects working capital changes associated with lower inventory due to lower coal prices as well as the current year period wind down of a strategic build in inventory levels from the second half of 2014 and the settlement of $13.1 million of accrued sales discounts at the Granite City facility in 2014. These increases were partially offset by decreased accounts payable due to timing of payments and lower operating performance in current year.
Net cash provided by operating activities decreased by $39.3 million to $126.5 million for the year ended December 31, 2014 as compared to the prior year. The decrease was primarily attributable to weaker operational performance and higher working capital in the current year. The increase in working capital was primarily related to the buildup of coal inventory and timing of accounts payable, partially offset by the settlement of the liabilities for sales discounts at the Haverhill facility for $11.8 million in 2013.
Cash Used in Investing Activities
Cash used in investing activities increased by $184.1 million to $251.7 million for the year ended December 31, 2015 as compared to the prior year due to the acquisition of CMT resulting in a cash payment of $191.7 million and the restriction of an additional $17.7 million of cash withheld to fund the completion of capital expansion improvements. The $17.7 million of restricted cash is net of capital expenditures on the project since the acquisition and the cash withheld is included in restricted cash on the Combined and Consolidated Balance Sheets. The increase is partially offset by higher capital expenditures related to the environmental remediation project at Haverhill in the prior year.
Cash used in investing activities decreased by $91.9 million to $67.6 million for the year ended December 31, 2014 as compared to the prior year. The decrease was primarily attributable to the acquisitions of KRT and Lake Terminal during 2013, partially offset by $21.4 million of higher capital expenditures in 2014 primarily related to the environmental remediation project, which was funded using proceeds from the Partnership Offering and the Haverhill and Middletown Dropdown.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $117.6 million for the year ended December 31, 2015 as compared to $71.9 million of net cash used in financing activities in the prior year. In 2015, the Partnership received gross proceeds of $260.8 million from the issuance of Partnership notes and from the new Partnership term loan. Net proceeds of $182.0 million were also received from draws on the revolving facility during 2015 to fund the CMT acquisition. We received additional proceeds from the issuance of 1.8 million of common units in SunCoke Energy Partners, L.P. for $30.0 million and $2.3 million from issuance of general partner's interest to SunCoke. These cash inflows were partially offset by the repayment of $231.3 million in long-term debt. The repayment of long-term debt consists of $195.4 million to repay SunCoke's notes that we assumed, including principal and redemption premium, $35.3 million of Partnership notes and $0.6 million of the Partnership's promissory note. The Partnership paid $12.8 million to repurchase units under the unit repurchase program, paid quarterly cash distributions of $104.5 million to the unitholders of the Partnership and distributions to SunCoke of $3.6 million. The Partnership also paid debt issuance costs of $5.3 million in 2015.
Net cash used in financing activities was $71.9 million for the year ended December 31, 2014 compared to net cash provided by financing activities of $40.0 million for the prior year. In 2014, the Partnership repaid long-term debt of $276.3 million and made net repayments on the revolver of $40.0 million. We also paid debt issuance costs of $5.8 million and made cash distributions to unitholders of $74.7 million and distributions to SunCoke of $20.9 million related to its noncontrolling interest in the Partnership. These payments were partially offset by the cash received for the issuance of common units of $90.5 million and the issuance of add-on Partnership Notes of $268.1 million. Lastly, the year ended December 31, 2014, included net transfers to parent of $13.1 million, further described below.
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

•	Environmental remediation project expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits.
The following table summarizes ongoing and environmental remediation project capital expenditures:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Ongoing capital	$16.8	$21.2	$18.3
Environmental remediation project(1)	20.9	46.4	27.9
CMT(2)	4.6	—	—
Total	$42.3	$67.6	$46.2

(1)
Includes $2.9 million, $3.2 million, and $1.0 million of interest capitalized in connection with the environmental remediation project at Haverhill for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
Includes capital expenditures of $3.8 million on the ship loader and the expansion project paid for with pre-funded cash restricted in conjunction with the acquisition of CMT and $0.8 million of interest capitalized in connection with the projects.

In 2016, we expect lower ongoing capital spending across the entire fleet and will focus our efforts on projects that are geared toward asset care and increasing workforce safety. Additionally, we have shifted the timing of the environmental remediation project at Granite City and will begin the work in 2017.
In 2016, excluding pre-funded capital projects at CMT, we expect our capital expenditures to be approximately $18 million, which includes ongoing capital expenditures of approximately $15 million. We expect that capital expenditures will remain at this level in 2017 and 2018.
We retained $119 million in proceeds from the Partnership Offering, and subsequent dropdowns to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $86 million to date and the remaining capital is expected to be spent through the first quarter of 2019.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2015:

		Payment Due Dates
	Total	2016	2017-2018	2019-2020	Thereafter
	(Dollars in millions)
Total Debt:(1)
Principal	$898.8	$1.1	$13.0	$798.2	$86.5
Interest	224.5	53.2	97.4	71.3	2.6
Operating leases(2)	4.2	1.4	1.6	1.2	—
Purchase obligations:
Coal	169.2	169.2	—	—	—
Transportation and coal handling(3)	163.9	21.7	32.7	34.5	75.0
Total	$1,460.6	$246.6	$144.7	$905.2	$164.1

(1)
At December 31, 2015 debt consists of $552.5 million of Partnership notes, $114.3 million of Partnership promissory note, $182.0 million of Partnership revolver and $50.0 million of Partnership term loan.

(2)
Our operating leases include leases for office space, land, locomotives, office equipment and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year.

(3)
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
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
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
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon the combined and consolidated financial statements of SunCoke Energy Partners, L.P., which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We and our Previous Owners base our respective estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which are not readily apparent from other sources. Actual results may differ from estimates and assumptions used in preparation of the combined and consolidated financial statements.
Business Combinations
On August 12, 2015, the Partnership completed the acquisition of a 100 percent ownership interest in Raven Energy LLC, which owns CMT, for a total transaction value of $403.1 million. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. In determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets.  Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives.  Although our estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ. See further discussion of this analysis in Note 4 to the consolidated financial statements for more information related to our acquisitions.
Properties, Plants and Equipment
The cost of plants and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives of assets which are depreciated on a straight-line basis are based on historical experience and are adjusted when changes in the expected physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. In 2015, we revised the estimated useful lives on various assets at certain of our facilities, resulting in additional depreciation of $4.2 million, or $0.08 per unit.
Normal repairs and maintenance costs are expensed as incurred. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred as a part of capital projects that extend an asset's useful life, increase its productivity or add production capacity at our facilities are capitalized; indirect costs are not capitalized. Repairs and maintenance costs, which are generally reimbursed as part of the pass-through nature of our contracts, were $63.0 million, $61.8 million and $49.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
A long-lived asset that is not held for sale is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2015, 2014 and 2013.
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. The analysis of potential goodwill impairment employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.
The Partnership performed its annual goodwill impairment test as of October 1, 2015, with no indication of impairment. The Coal Logistics reporting unit has a goodwill carrying value of $67.7 million as of December 31, 2015. During our annual goodwill impairment test performed as of October 1, we estimated fair value exceeded carrying value of the reporting unit by approximately 15 percent. There were no impairments of goodwill or other intangible assets during the periods presented. See Note 12 of the combined and consolidated financial statements.
We have finite-lived intangible assets with net values of $187.4 million and $6.9 million as of December 31, 2015 and 2014, respectively. Intangible assets are primarily comprised of customer contracts, customer relationships and permits. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed.
We test the carrying amount of our finite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if a potential impairment exists while the second step measures the associated impairment loss, if any. An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. No triggering events occurred during the periods presented.
Recent Accounting Standards
See Note 2 to the combined and consolidated financial statements.
Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Reconciliation from GAAP to the non-GAAP measurement is presented below.
Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.
The Partnership evaluates the performance of its segment based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization adjusted for sales discounts and Coal Logistics deferred revenue. Prior to the expiration of our nonconventional fuel tax credits in 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with our customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Coal Logistics deferred revenue adjusts for differences between the timing of recognition of take-or-pay shortfalls into revenue for GAAP purposes versus the timing of payments from our customers. This adjustment aligns Adjusted EBITDA more closely with cash flow. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$191.9	$130.9	$103.5
Add: Adjusted EBITDA attributable to Previous Owners(1)	1.5	38.3	39.6
Add: Adjusted EBITDA attributable to noncontrolling interest (2)	8.3	19.7	51.7
Adjusted EBITDA	$201.7	$188.9	$194.8
Subtract:
Depreciation and amortization expense	$67.4	$54.3	$46.6
Interest expense, net	47.5	37.1	15.4
Income tax (benefit) expense	(2.5)	10.5	1.8
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (3)	—	(0.5)	6.8
Coal Logistics deferred revenue(4)	(2.9)	—	—
Net income	$92.2	$87.5	$124.2
Add:
Depreciation and amortization expense	$67.4	$54.3	$46.6
(Gain) loss on extinguishment of debt	(0.7)	15.4	—
Changes in working capital and other	(9.5)	(30.7)	(5.0)
Net cash provided by operating activities	$149.4	$126.5	$165.8

(1)
Reflects net income attributable to our Granite City facility prior to the Granite City Dropdown on January 13, 2015 adjusted for Granite City's share of interest, taxes, depreciation and amortization during the same period.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, depreciation and amortization.

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

(4)
Coal Logistics deferred revenue adjusts for differences between the timing of recognition of take-or-pay shortfalls into revenue for GAAP purposes versus the timing of payments from our customers.  This adjustment aligns Adjusted EBITDA more closely with cash flow.

Below is a reconciliation of 2016 Estimated Adjusted EBITDA to its closest GAAP measures:

	2016
	Low	High
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$207	$217
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	3	3
Adjusted EBITDA	$210	$220
Less:
Depreciation and amortization expense	74	74
Interest expense, net	57	53
Income tax expense	1	1
Net income(2)	$78	$92
Add:
Depreciation and amortization expense	74	74
Changes in working capital and other	(2)	(2)
Income tax expense	(1)	(1)
Net cash provided by operating activities	$149	$163

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, depreciation and amortization.

(2)	Does not reflect any potential impact from extinguishment of debt.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Annual Report on Form 10-K, including, among others, in the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Annual Report on Form 10-K concerning future distributions are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in these forward-looking statements. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our Coal Logistics business, including the supply and demand for thermal and metallurgical coals;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the coal market, in the carbon steel industry, and other industries in which our customers operate;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke steam, or electric power, or for coal handling services;

•	our ability to identify acquisitions, execute them under favorable terms and integrate them into our existing business operations;

•	our ability to realize expected benefits from investments and acquisitions;

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

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with federal or state environmental statutes, rules or regulations

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking and/or Coal Logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	effects of adverse events relating to the business or commercial operations of all customers or supplies

•
disruption in our information technology infrastructure and/or loss of our ability to securely store, maintain, or transmit data due to security breach by hackers, employee error or malfeasance, terrorist attack, power loss, telecommunications failure or other events;

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our operations;

•	claims of noncompliance with any statutory and regulatory requirements;

•	the accuracy of our estimates of any necessary reclamation and/or remediation activities;

•	proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, pensions, or income;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	changes in product specifications for the coke that we produce or the coals that we mix, store and transport;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements;

•	inadequate protection of our intellectual property rights; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Our primary areas of market risk relate to changes in the price of coal, which is the key raw material for our cokemaking business, steel and coal mining market conditions and interest rates. We do not enter into any market risk sensitive instruments for trading purposes.
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
Our steelmaking customers are currently operating in an environment that is significantly challenged by declining steel prices and lower demand. The combination of reduced drilling activity caused by low oil and natural gas prices and continued excessively high import activity, which has served to drastically depress both spot and contract prices for steel, has driven a deteriorating market for flat rolled and tubular steel. Several steel producers, including certain of our customers, have filed petitions with the Department of Commerce and the International Trade Commission, alleging that unfairly traded imports are causing material injury to the domestic steel industry in the United States and that foreign steel producers benefit from significant subsidies provided by the governments of their respective countries. While trade action is underway, domestic steel utilization rates are down significantly from 2014 utilization rates. As a result of these current market conditions, certain of our customers have temporarily idled portions of their facilities, but continue to comply with the terms of our long-term, take-or-pay contracts.
Our Coal Logistics coal mining customers are currently faced with a market depressed by oversupply and declining prices. Our CMT customers are also impacted by seaborne export market dynamics.  Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, influence our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Despite the current challenging coal mining and coal export markets, our customers have continued to perform on their contracts with us.
We do not use derivatives to hedge any of our coal purchases. Although we have not previously done so, we may enter into derivative financial instruments from time to time in the future to economically manage our exposure related to these market risks.
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The daily average outstanding balance on borrowings with variable interest rates was $80.1 million during the year ended December 31, 2015. Assuming a 50 basis point change in LIBOR, interest expense would have changed by $0.4 million in 2015.
At December 31, 2015, we had cash and cash equivalents of $48.6 million, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have changed by $0.2 million in 2015.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
SunCoke Energy Partners, L.P.

We have audited the accompanying consolidated balance sheet of SunCoke Energy Partners, L.P. and subsidiaries as of December 31, 2015, and the related combined and consolidated statements of income, equity and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunCoke Energy Partners, L.P. and subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois
February 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
SunCoke Energy Partners, L.P.

We have audited the accompanying combined and consolidated balance sheet of SunCoke Energy Partners, L.P. as of December 31, 2014 and the related combined and consolidated statements of income, cash flows and equity for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined and consolidated financial position of SunCoke Energy Partners, L.P. at December 31, 2014 and the related combined and consolidated results its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois
April 30, 2015

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income

	Years Ended December 31,
	2015	2014	2013
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$838.5	$873.0	$931.7
Costs and operating expenses
Cost of products sold and operating expenses	599.6	656.3	715.4
Selling, general and administrative expenses	34.3	27.3	28.3
Depreciation and amortization expense	67.4	54.3	46.6
Total costs and operating expenses	701.3	737.9	790.3
Operating income	137.2	135.1	141.4
Interest expense, net	47.5	37.1	15.4
Income before income tax expense	89.7	98.0	126.0
Income tax (benefit) expense	(2.5)	10.5	1.8
Net income	$92.2	$87.5	$124.2
Less: Net income attributable to noncontrolling interests	6.2	15.7	40.8
Net income attributable to SunCoke Energy Partners, L.P./ Previous Owner	86.0	71.8	83.4
Less: Net income attributable to Previous Owner	0.6	15.8	24.8
Net income attributable to SunCoke Energy Partners, L.P.	$85.4	$56.0	$58.6

General partner's interest in net income	$8.6	$18.2	$26.4
Limited partners' interest in net income	$77.4	$53.6	$57.0
Net income per common unit (basic and diluted)	$1.92	$1.58	$1.81
Net income per subordinated unit (basic and diluted)	$1.71	$1.43	$1.81
Weighted average common units outstanding (basic and diluted)	26.2	19.7	15.7
Weighted average subordinated units outstanding (basic and diluted)	15.7	15.7	15.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Balance Sheets

	December 31,
	2015	2014
	(Dollars in millions)
Assets
Cash and cash equivalents	$48.6	$33.3
Receivables	40.0	36.3
Receivables from affiliates, net	1.4	3.1
Inventories	77.1	90.4
Other current assets	2.0	0.9
Total current assets	169.1	164.0
Restricted cash	17.7	—
Properties, plants and equipment, net	1,326.5	1,213.4
Goodwill	67.7	8.2
Other intangible assets	187.4	6.9
Deferred income taxes	—	22.2
Deferred charges and other assets	0.5	2.3
Total assets	$1,768.9	$1,417.0
Liabilities and Equity
Accounts payable	$45.3	$61.1
Accrued liabilities	12.9	11.2
Current portion of long-term debt	1.1	—
Interest payable	17.5	12.3
Total current liabilities	76.8	84.6
Long-term debt	894.5	399.0
Deferred income taxes	38.0	—
Asset retirement obligation	5.6	5.3
Other deferred credits and liabilities	9.0	1.4
Total liabilities	1,023.9	490.3
Equity
Held by public:
Common units 20,787,744 and 16,789,164 units issued at December 31, 2015 and 2014, respectively)	300.0	239.1
Held by parent:
Common units 9,705,999 and 4,904,752 units issued at December 31, 2015 and 2014, respectively)	211.0	113.8
Subordinated units (15,709,697 units issued at December 31, 2015 and 2014, respectively)	203.3	203.7
General partner interest	15.1	9.2
Parent net equity	—	349.8
Partners’ capital attributable to SunCoke Energy Partners, L.P./Previous Owner's net equity	729.4	915.6
Noncontrolling interest	15.6	11.1
Total equity	745.0	926.7
Total liabilities and equity	$1,768.9	$1,417.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$92.2	$87.5	$124.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	67.4	54.3	46.6
Deferred income tax (benefit) expense	(2.5)	10.5	1.8
(Gain) loss on extinguishment of debt	(0.7)	15.4	—
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	(8.6)	(10.1)	(24.0)
Receivables from affiliate, net	3.3	3.3	(6.4)
Inventories	15.0	(9.4)	14.7
Accounts payable	(12.1)	(18.4)	22.6
Accrued liabilities	(5.4)	(13.3)	(23.8)
Interest payable	0.5	7.7	4.6
Other	0.3	(1.0)	5.5
Net cash provided by operating activities	149.4	126.5	165.8
Cash Flows from Investing Activities:
Capital expenditures	(42.3)	(67.6)	(46.2)
Acquisitions of business, net of cash received	(191.7)	—	(113.3)
Restricted cash	(17.7)	—	—
Net cash used in investing activities	(251.7)	(67.6)	(159.5)
Cash Flows from Financing Activities:
Proceeds from issuance of common units, net of offering costs	30.0	90.5	231.8
Proceeds from issuance of long-term debt	260.8	268.1	150.0
Repayment of long-term debt	(231.3)	(276.3)	(225.0)
Debt issuance costs	(5.3)	(5.8)	(6.8)
Proceeds from revolving credit facility	232.0	40.0	40.0
Repayment of revolving credit facility	(50.0)	(80.0)	—
Distributions to unitholders (public and parent)	(104.5)	(74.7)	(37.2)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(3.6)	(20.9)	(82.9)
Common public unit repurchases	(12.8)	—	—
Capital contribution from SunCoke Energy Partners GP LLC	2.3	0.3	0.9
Net transfers to parent net equity	—	(13.1)	(30.8)
Net cash provided by (used in) financing activities	117.6	(71.9)	40.0
Net increase (decrease) in cash and cash equivalents	15.3	(13.0)	46.3
Cash and cash equivalents at beginning of year	33.3	46.3	—
Cash and cash equivalents at end of year	$48.6	$33.3	$46.3
Supplemental Disclosure of Cash Flow Information
Interest paid	$49.8	$15.7	$6.0
Income taxes paid	$0.8	$—	$—

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Equity

		Partnership
	Previous Owner/Parent net equity	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Non- controlling Interest	Total
	(Dollars in millions)
At December 31, 2012	$958.3	$—	$—	$—	$—	$—	$958.3
Pre-IPO predecessor net assets not assumed by SunCoke Energy Partners, L.P.	(52.6)	—	—	—	—	—	(52.6)
Allocation of 65 percent of Haverhill/Middletown net parent investment to unitholders	(359.3)	—	43.5	308.6	7.2	—	—
SunCoke Energy, Inc. 35 percent retained interest in Haverhill and Middletown	(193.3)	—	—	—	—	193.3	—
Proceeds from initial public offering, net of offering expenses	—	231.8	—	—	—	—	231.8
Net income	24.8	24.5	4.0	28.5	1.6	40.8	124.2
Unit-based compensation expense	—	0.1	—	—	—	—	0.1
Capital contribution from SunCoke Energy Partners GP LLC	—	—	—	—	0.9	—	0.9
Distributions to SunCoke Energy, Inc.	—	—	(3.9)	(28.5)	(0.6)	(49.9)	(82.9)
Distributions to unitholders	—	(15.6)	(2.6)	(18.2)	(0.8)	—	(37.2)
Net decrease in parent net equity	(30.8)	—	—	—	—	—	(30.8)
At December 31, 2013	$347.1	$240.8	$41.0	$290.4	$8.3	$184.2	$1,111.8
Net income	15.8	23.8	6.2	23.6	2.4	15.7	87.5
Distributions to unitholders	—	(32.3)	(8.6)	(31.7)	(2.1)	—	(74.7)
Distributions to noncontrolling interest	—	—	—	—	—	(17.5)	(17.5)
Proceeds from equity issuance to public unitholders	—	90.5	—	—	—	—	90.5
Acquisition of additional interest in Haverhill and Middletown:
Issuances of units	—	—	80.0	—	3.3	—	83.3
Cash payment	—	(1.6)	(0.2)	(1.5)	(0.1)	—	(3.4)
Adjustments to equity related to the acquisition	—	(82.1)	(4.6)	(77.1)	(2.9)	(171.3)	(338.0)
Capital contribution	—	—	—	—	0.3	—	0.3
Net decrease in parent net equity	(13.1)	—	—	—	—	—	(13.1)
At December 31, 2014	$349.8	$239.1	$113.8	$203.7	$9.2	$11.1	$926.7

(See Accompanying Notes)

		Partnership
	Previous Owner/Parent net equity	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Non- controlling Interest	Total
	(Dollars in millions)
At December 31, 2014	$349.8	$239.1	$113.8	$203.7	$9.2	$11.1	$926.7
Net income	0.6	34.0	14.9	28.5	8.0	6.2	92.2
Distribution to unitholders	—	(43.3)	(19.0)	(36.1)	(6.1)	—	(104.5)
Distribution to noncontrolling interest	—	—	—	—	—	(3.6)	(3.6)
Unit repurchases	—	(12.8)	—	—	—	—	(12.8)
Issuance of units	—	75.0	98.0	—	3.7	—	176.7
Adjustments to equity for the acquisition of an interest in Granite City	—	(106.7)	(44.6)	(94.4)	(5.1)	—	(250.8)
Allocation of parent net equity in Granite City to SunCoke Energy Partners, L.P.	(271.5)	114.7	47.9	101.6	5.4	1.9	—
Granite City net assets not assumed by SunCoke Energy Partners, L.P.	(78.9)	—	—	—	—	—	(78.9)
At December 31, 2015	$—	$300.0	$211.0	$203.3	$15.1	$15.6	$745.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership," "we," "our" and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. We also provide coal handling and/or mixing services at our Coal Logistics terminals.
At December 31, 2015, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). At December 31, 2015, SunCoke Energy, Inc. ("SunCoke") owned the remaining 2.0 percent interest in each of Haverhill, Middletown, and Granite City, and, through its subsidiary, owned a 53.9 percent partnership interest in us and all of our incentive distribution rights and indirectly owns and controls our general partner, which holds a 2.0 percent general partner interest in us.
Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which seeks to repurpose the coal’s liberated volatile components for other uses. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing environmental impact. We license this advanced heat recovery cokemaking process from SunCoke.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill 1, have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel. Previously, Haverhill 1 sold steam to Haverhill Chemicals LLC ("Haverhill Chemicals"), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill 1 provides steam, at no cost, to Altivia Petrochemicals, LLC ("Altivia"), which purchased the facility from Haverhill Chemicals.  While the Partnership is not currently generating revenues from providing steam to Altivia, the current arrangement, for which rates may be renegotiated beginning in 2018, mitigates costs associated with disposing of steam as well as potential compliance issues.  Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
Our Coal Logistics business provides coal handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal mining customers. During 2015, the Partnership acquired Convent Marine Terminal ("CMT") located in Convent, Louisiana, which represents a significant expansion of our Coal Logistics business and marks our entry into export coal handling. The Partnership also has terminals in East Chicago, Indiana and in West Virginia and Kentucky. Inclusive of the acquisition of CMT, the Coal Logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal annually and has storage capacity of 3 million tons.
Basis of Presentation
On January 24, 2013, we completed the initial public offering ("IPO") of our common units representing limited partner interests (the "Partnership Offering"). In connection with the IPO, we acquired from SunCoke a 65 percent interest in each of Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") and the cokemaking facilities and related assets held by Haverhill and Middletown. On May 9, 2014, we completed the acquisition of an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities for a total transaction value of $365.0 million. During 2015, we acquired a 98 percent interest in Gateway Energy and Coke Company, LLC ("Granite City"), 75 percent of which was acquired on January 13, 2015 for a total transaction value of $244.4 million ("Granite City Dropdown") and 23 percent of which was acquired on August 12, 2015 for a total transaction value of $65.2 million ("Granite City Supplemental Dropdown"). See further discussion of our IPO and subsequent dropdowns in Note 3 and Note 4 to our combined and consolidated financial statements.
The Granite City Dropdown was a transfer of businesses between entities under common control. Accordingly, our historical financial information has been retrospectively adjusted to include the historical consolidated results and financial position of the Partnership combined with SunCoke’s historical results and financial position of Granite City, (the “Previous Owner”), after the elimination of all intercompany accounts and transactions. The Granite City historical results before the Granite City Dropdown are referred to as income attributable to Previous Owner on the Combined and Consolidated Statements of Income. For the year ended December 31, 2013, income attributable to Previous Owner on the Combined and

Consolidated Statements of Income includes $3.5 million of predecessor net income for the operations of our Haverhill and Middletown, (the "Predecessor"), facilities during the period prior to our IPO. The Granite City Dropdown did not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner.
Prior to their acquisitions by the Partnership, our cokemaking facilities participated in centralized financing with SunCoke and cash management programs were not maintained at the plant level. Accordingly, none of SunCoke’s cash or interest income has been assigned to the Previous Owner, Granite City, or the Predecessor, Haverhill and Middletown, in the combined financial statements. Advances between the Previous Owner/Predecessor and SunCoke that are specifically related to the Previous Owner/Predecessor have been reflected in the combined financial statements. Transfers of cash to and from SunCoke’s financing and cash management program are reflected as a component of parent net equity on the Combined and Consolidated Balance Sheets.
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
Revenue Recognition
The Partnership sells coke as well as steam and electricity and also provides coal mixing and handling services to third-party customers. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided, as defined by customer contracts. Revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured.
Substantially all of the coke produced by the Partnership is sold pursuant to long-term contracts with its customers. The Partnership evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Partnership when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Partnership for these contingent rentals represents less than 10 percent of sales and other operating revenues for each of the years ended December 31, 2015, 2014 and 2013.
The Partnership receives payment for shortfall obligations on certain Coal Logistics take-or-pay contracts. The cash in excess of service performed is recorded as deferred revenue. Deferred revenue on take-or-pay contracts is recognized into income when earned as determined by the terms of the contract. Deferred revenue is included in accrued liabilities on the Combined and Consolidated Balance Sheets.
Business Combinations
On August 12, 2015, the Partnership completed the acquisition of a 100 percent ownership interest in Raven Energy LLC, which owns CMT, for a total transaction value of $403.1 million. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. In determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets.  Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives.  Although our estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ.  See Note 4.
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

Properties, Plants and Equipment, Net
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are depreciated over 25 to 30 years. Coal logistics plant and equipment are depreciated over 15 to 35 years. Depreciation is excluded from cost of products sold and operating expenses and is presented separately in the Combined and Consolidated Statements of Income. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. In 2015 we revised the estimated useful lives on various assets at certain of our cokemaking facilities, resulting in additional depreciation of $4.2 million, or $0.08 per unit. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Partnership has recorded capitalized interest costs related to its environmental remediation projects of $2.9 million, $3.2 million and $1.0 million in 2015, 2014 and 2013, respectively. Additionally, the Partnership has recorded capitalized interest costs related to the capital expansion at CMT of $0.8 million in 2015. See Note 15. Direct costs, such as outside labor, materials, internal payroll and benefits costs, incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over its remaining estimated useful life. At December 31, 2015 and 2014, Granite City had asset retirement obligations of $5.6 million and $5.3 million, respectively, primarily related to costs associated with restoring land to its original state, which are included in other deferred credits and liabilities on the Combined and Consolidated Balance Sheets.
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
A long-lived asset is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2015, 2014 and 2013.
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. The Coal Logistics reporting unit had goodwill carrying amounts of $67.7 million and $8.2 million as of December 31, 2015 and 2014, respectively. The analysis of potential goodwill impairment employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. There were no impairments of goodwill or other intangible assets during the periods presented. See Note 12.
We have finite-lived intangible assets with net values of $187.4 million and $6.9 million as of December 31, 2015 and 2014, respectively. Intangible assets are primarily comprised of customer contracts, customer relationships and permits. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs. No triggering events occurred during periods presented. See Note 12.
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
Recently Issued Pronouncements
In November 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Partnership early adopted this ASU retrospectively during the fourth quarter of 2015. See Note 9.
In September 2015, the FASB issued Accounting Standards Update ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized at the acquisition date. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Partnership does not expect this ASU to have a material effect on the Partnership's financial condition, results of operations, or cash flows.
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and permits early adoption on a limited basis. ASU 2014-09, “Revenue from Contracts with Customers,” requires an entity to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Partnership is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Partnership's financial condition, results of operations, and cash flows.
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
In April 2015, the FASB issued ASU 2015-06, "2015-06-Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force)." ASU 2015-06 indicates how the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders, such as the general partner, in a master limited partnership for purposes of calculating earnings per unit under the two-class method. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Partnership early adopted this ASU in 2015. Therefore, the Granite City Dropdown does not impact historical earnings per limited partner unit as pre-acquisition earnings were allocated to our general partner.
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Partnership early adopted this ASU during the first quarter of 2015. See Note 7.
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

Labor Concentrations
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. Our operating subsidiaries had approximately 606 employees at December 31, 2015. Approximately 38 percent of our operating subsidiaries' employees are represented by the United Steelworkers union. Additionally, approximately 4 percent are represented by the International Union of Operating Engineers. On July 27, 2015, we reached a new four-year labor agreement for our Haverhill location, which will expire on November 1, 2019. The labor agreements at our Quincy and Lake Terminal coal handling facilities expire on April 30, 2016 and June 30, 2016, respectively. We will be negotiating renewal of these agreements in 2016 and do not anticipate any work stoppages.
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
Potential Defaults by Coke Agreement Counterparties. For a period of five years from the closing date of the IPO, SunCoke has agreed to make us whole (including an obligation to pay for coke) to the extent (i) AK Steel exercises the early termination right provided in its Haverhill coke sales agreement, (ii) any customer fails to purchase coke or defaults in payment under its coke sales agreement (other than by reason of force majeure or our default) or (iii) we amend a coke sales agreement's terms to reduce a customer's purchase obligation as a result of the customer's financial distress. We and SunCoke will share in any damages and other amounts recovered from third-parties arising from such events in proportion to our relative losses.
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. SunCoke contributed $67.0 million in partial satisfaction of this obligation from the proceeds of the IPO, an additional $7.0 million in connection with the Haverhill and Middletown Dropdown and an additional $45.0 million in connection with the Granite City Dropdown. See Note 4. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter is identified as requiring remediation, SunCoke will indemnify us for up to $50.0 million of any such remediation costs (we will bear the first $5.0 million of any such costs).
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
Expenses and Reimbursement. SunCoke will continue to provide us with certain corporate and other services, and we will reimburse SunCoke for all direct costs and expenses incurred on our behalf and a portion of corporate and other costs and expenses attributable to our operations. SunCoke may consider providing additional support to the Partnership in the future by providing a corporate cost reimbursement holiday, whereby the Partnership would not be required to reimburse SunCoke for costs. Additionally, we paid all fees in connection with our senior notes offering and our revolving credit facility and have agreed to pay all additional fees in connection with any future financing arrangement entered into for the purpose of replacing the credit facility or the senior notes.
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
4. Acquisitions
On August 12, 2015, the Partnership completed the acquisition of a 100 percent ownership interest in Raven Energy LLC, which owns Convent Marine Terminal ("CMT"), for a total transaction value of $403.1 million. This transaction represents a significant expansion of the Partnership's Coal Logistics business and marks our entry into export coal handling. CMT is one of the largest export terminals on the U.S. gulf coast and provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the capability to transload 10 million tons of coal annually. The facility is supported by long-term contracts with volume commitments covering all of its current 10 million ton capacity.
The total transaction value of $403.1 million included the issuance of 4.8 million of the Partnership's common units to the previous owner of Raven Energy LLC, The Cline Group, with an aggregate value of $75.0 million, based on the unit price on the date of close. In addition, the Partnership assumed a $114.9 million, six-year term loan from Raven Energy LLC. The Partnership obtained additional funding for the transaction by drawing $185.0 million on the Partnership's revolving credit facility. The Partnership paid $191.7 million in cash, which was partially funded by SunCoke in exchange for 1.8 million of the Partnership's common units, with an aggregate value of $30.0 million. In connection with the acquisition, the Partnership’s general partner made a capital contribution to the Partnership of approximately $2.3 million in order to preserve its 2 percent general partner interest. An additional $21.5 million in cash was withheld to fund the completion of expansion capital improvements at CMT and is recorded in restricted cash on the Combined and Consolidated Balance Sheets.

The following table summarizes the consideration transferred to acquire CMT and the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Consideration:	(Dollars in millions)
Cash	$191.7
Partnership common units	75.0
Assumption of Raven Energy LLC term loan	114.9
Cash withheld to fund capital expenditures	21.5
Total consideration transferred	$403.1
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables	$5.9
Inventories	1.7
Other current assets	0.1
Properties, plants and equipment, net	145.1
Intangible assets	185.0
Accounts payable	(0.6)
Accrued liabilities(1)	(7.2)
Current portion of long-term debt	(1.1)
Long-term debt	(113.8)
Contingent consideration	(7.9)
Net recognized amounts of identifiable assets acquired	$207.2
Goodwill	59.5
Total assets acquired, net of liabilities assumed	$266.7
Plus:
Debt assumed	114.9
Cash withheld to fund capital expenditures	21.5
Total consideration	$403.1
(1) The cash in excess of service performed is recorded as deferred revenue and is excluded from sales and other operating income related to the timing of revenue recognition. Deferred revenue on take-or-pay contracts is recognized into income when earned as determined by the terms of the contract. CMT had deferred revenue of $6.5 million as of August 12, 2015.
The purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Partnership is in the process of finalizing appraisals of tangible and intangible assets acquired. Accordingly, the provisional measurements are subject to change. Any change in the acquisition date fair value of acquired net assets will change the amount of the purchase price allocated to goodwill. Subsequent to September 30, 2015, minor measurement period adjustments were made to the preliminary purchase price allocation that impacted goodwill, receivables, accounts payable and accrued liabilities and are reflected in the table above.
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
The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

	Weighted - Average Remaining Amortization Years	(Dollars in millions)
Customer contracts	7	$24.0
Customer relationships	17	22.0
Permits	27	139.0
Total identifiable intangible assets		$185.0

The purchase price includes a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume, price, and contract renewals.  The fair value of the contingent consideration at the acquisition date was estimated at $7.9 million and was based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales, and probability of contract renewal including length of future contracts, volume commitment, and anticipated price per ton. Contingent consideration is included in other deferred credits and liabilities on the Combined and Consolidated Balance Sheets as of December 31, 2015.
The results of CMT have been included in the combined and consolidated financial statements since the date of acquisition and are included in the Coal Logistics segment. CMT contributed revenues of $28.6 million and operating income of $18.4 million from the date of acquisition to December 31, 2015.
The following unaudited pro forma combined results of operations were prepared using historical financial information of CMT and assume that the acquisition of CMT occurred on January 1, 2014:

	Years Ended December 31,
	2015	2014
	(Dollars in millions)
Sales and other operating revenue	$871.2	$933.2
Net income	$91.6	$108.1
Net income per common unit (basic and diluted)	$1.90	$1.70
Net income per subordinated unit (basic and diluted)	$1.70	$1.59
The pro forma combined results of operations reflect historical results adjusted for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, and income tax expense. The pro forma combined results do not include acquisition costs or new contracts.
The unaudited pro forma combined and consolidated financial statements are presented for informational purposes only and do not necessarily reflect future results given the timing of new customer contracts, revenue recognition related to take-or-pay shortfalls, and other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of CMT occurred on January 1, 2014 or future results.
The Partnership incurred $3.5 million in acquisition and business development costs related to CMT as well as other targets during 2015. These expenses are included in selling, general and administrative expenses on the Combined and Consolidated Statements of Income.
Granite City Dropdown
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Gateway Energy and Coke Company, LLC ("Granite City") cokemaking facility for a total transaction value of $244.4 million. The Granite City cokemaking facility, which began operations in 2009, has annual cokemaking capacity of 650 thousand tons and produces super-heated steam for power generation. Both the coke and the steam are provided to U.S. Steel under a long-term, take-or-pay contract that expires in 2025.
The Granite City Dropdown was a transfer of businesses between entities under common control. Accordingly, our historical financial information has been retrospectively adjusted to include Granite City’s historical results and financial position for all periods presented. The Partnership accounted for the Granite City Dropdown as an equity transaction, with SunCoke's interest in Granite City reflected in parent net equity until the date of the transaction. On the date of the Granite City Dropdown, the historical cost of the Granite City assets acquired of $203.6 million was allocated to the general partner and limited partners based on their ownership interest in the Partnership immediately following the equity issuances described below, and $67.9 million was allocated to noncontrolling interest for the 25 percent of Granite City retained by SunCoke. The net impact on Partnership equity of the book value acquired, net of the transaction value was $15.1 million representing the net book value acquired of $203.6 million partially offset by transaction value recorded through equity of $188.5 million. The remaining transaction value of $55.9 million includes cash retained to pre-fund the environmental project, interest expensed, redemption premium, and debt issuance costs discussed below and in Note 14.
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
On August 12, 2015, the Partnership acquired an additional 23 percent interest in SunCoke's Granite City cokemaking facility for a total transaction value of $65.2 million (the "Granite City Supplemental Dropdown"). The Partnership accounted for the Granite City Supplemental Dropdown as an equity transaction. On the date of the Granite City Supplemental Dropdown, the historical cost of the Granite City assets acquired was $66.0 million, which was allocated to the general partner and limited partners based on their ownership of the Partnership immediately following the equity issuances described below with an equal and offsetting decrease in noncontrolling interest. The net impact on Partnership equity of the $66.0 million book value acquired, net of the transaction value recorded through equity of $62.3 million was $3.7 million. The remaining transaction value of $2.9 million includes interest expensed, redemption premium and debt issuance costs discussed below and in Note 14.
The total transaction value for the Granite City Supplemental Dropdown also included the issuance of 1.2 million common units totaling $17.9 million and $0.4 million of general partner interest to SunCoke. In addition, the Partnership assumed $44.6 million of SunCoke's Notes and $0.1 million of related accrued interest. The total transaction value also included $0.5 million of interest, which was included in interest expense, net on the Combined and Consolidated Statements of Income and the applicable redemption premium of approximately $1.7 million, which was included in interest expense, net on the Combined and Consolidated Statements of Income when the Partnership extinguished its obligation under the $44.6 million of assumed SunCoke Notes on November 18, 2015.
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
Haverhill and Middletown Dropdown
On May 9, 2014, we completed the acquisition of an additional 33 percent interest in each of the Haverhill, Ohio ("Haverhill") and Middletown, Ohio ("Middletown") cokemaking facilities, in each of which we previously had a 65 percent interest, for a total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown").
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
We funded the Haverhill and Middletown Dropdown with $88.7 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014 and approximately $263.1 million of gross proceeds from the issuance of an additional $250.0 million aggregate principal amount of Partnership Notes through a private placement on May 9, 2014. In conjunction with the issuance of the additional Partnership Notes, the Partnership incurred debt issuance costs of $4.9 million, $0.9 million of which was considered a modification of debt and was included in other operating cash flows in the Combined and Consolidated Statements of Cash Flows with the remainder included in financing cash flows. In addition, the

Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014.
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
The table below summarizes the effects of the changes in the Partnership’s ownership interest in Haverhill and Middletown on the Partnership’s equity.

	Years Ended December 31,
	2015	2014
	(Dollars in millions)
Net income attributable to SunCoke Energy Partners, L.P.	$85.4	$56.0
Change in SunCoke Energy Partners, L.P. partnership equity for the purchase of 75.0 percent interest in Granite City	15.1	—
Change in SunCoke Energy Partners, L.P. partnership equity for the purchase of an additional 23.0 percent interest in Granite City	3.7	—
Change in SunCoke Energy Partners, L.P. partnership equity for the purchase of an additional 33.0 percent interest in Haverhill and Middletown	—	(170.1)
Change from net income attributable to SunCoke Energy Partners, L.P. and transfers to noncontrolling interest	$104.2	$(114.1)
Kanawha River Terminal LLC
On October 1, 2013, the Partnership acquired Kanawha River Terminals ("KRT") for $84.7 million, utilizing $44.7 million of available cash and $40.0 million of borrowings under its existing revolving credit facility. KRT is a leading metallurgical and thermal coal mixing and handling service provider with collective capacity to mix and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky. KRT has and will continue to provide coal handling and mixing services to third-parties as well as the Partnership's Middletown cokemaking operations and certain other SunCoke facilities under contract with terms equivalent to those of an arm's-length transaction. This acquisition is part of the Partnership’s strategy to grow through adjacent business lines. The goodwill of $8.2 million arising from the acquisition is primarily due to the strategic location of KRT’s operations.
The following table summarizes the consideration paid for KRT and the fair value of assets acquired and liabilities assumed at the acquisition date:

Consideration:	(Dollars in millions)
Cash	$84.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$5.2
Plant, property and equipment	67.2
Intangible assets	7.9
Current liabilities	(3.7)
Other long-term liabilities	(0.1)
Total identifiable net assets assumed	$76.5
Goodwill	8.2
Total consideration	$84.7
The results of KRT have been included in the combined and consolidated financial statements since the acquisition date and are included in the Coal Logistics segment. Inclusive of intersegment sales of $6.5 million, $4.5 million and $1.1 million, KRT had revenues of $38.6 million, $41.6 million and $9.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The acquisition of KRT increased operating income by $4.9 million, $5.0 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The acquisition of KRT is not material to the Partnership’s combined and consolidated financial statements; therefore, pro forma information has not been presented.
SunCoke Lake Terminal LLC
On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal") for $28.6 million. Prior to the acquisition, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, the Partnership paid $1.8 million to DTE Energy Company, the third-party investor owning a 15 percent interest in the entity that owns Indiana Harbor, in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The Partnership recognized this payment in selling, general, and administrative expenses on the Combined and Consolidated Statements of Income during 2014.
Located in East Chicago, Indiana, Lake Terminal does not take possession of coal but instead derives its revenue by providing coal handing and mixing services to its customers on a per ton basis. Lake Terminal has and will continue to provide coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. In September 2013, Lake Terminal and Indiana Harbor entered into a new 10-year contract with terms equivalent to those of an arm's-length transaction.
The following table summarizes the consideration paid for Lake Terminal and the fair value of the assets acquired at the acquisition date:

Consideration:	(Dollars in millions)
Cash	$28.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Plant, property and equipment	$25.9
Inventory	2.7
Total	$28.6
The results of Lake Terminal have been included in the combined and consolidated financial statements since the acquisition date and are included in the Coal Logistics segment. The acquisition of Lake Terminal increased revenues by $14.0 million, $13.4 million and $4.6 million and operating income by $3.8 million, $1.7 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The acquisition of Lake Terminal is not material to the Partnership's combined and consolidated financial statements; therefore, pro forma information has not been presented.
5. Noncontrolling Interest
Concurrent with our IPO, the 35 percent interest in each of Haverhill and Middletown retained by SunCoke was recorded as a noncontrolling interest of the Partnership on the Combined and Consolidated Statements of Income. Subsequent to the Haverhill and Middletown Dropdown in May 2014, SunCoke's ownership in Haverhill and Middletown decreased to 2 percent and decreased noncontrolling interest of the Partnership accordingly. The Granite City Dropdown in January 2015 established noncontrolling interest of 25 percent for SunCoke's retained ownership interest in Granite City, which was decreased to 2 percent in August 2015 with the Granite City Supplemental Dropdown. Net income attributable to noncontrolling interest was $6.2 million, $15.7 million, and $40.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
6. Related Party Transactions
The related party transactions with SunCoke and its affiliates are described below.
Transactions with Affiliate
At December 31, 2015 and 2014, the Partnership had net receivables with SunCoke and its affiliates of $1.4 million and $3.1 million, respectively. Coal Logistics provides coal handling and mixing services to certain SunCoke cokemaking operations. During 2015, 2014, and 2013, Coal Logistics recorded $13.9 million, $13.1 million and $4.3 million, respectively, in revenues derived from services provided to SunCoke’s cokemaking operations. During 2013, the Partnership also purchased and sold coke to other SunCoke entities in order to facilitate certain commercial agreements. Revenues and purchases from these related party transactions in 2013 totaled $19.2 million and $6.0 million, respectively. Pursuant to the omnibus agreement, the terms of these transactions were consistent with the Partnership’s existing customer agreements up to contract maximum production levels. Sales exceeding contract maximum production levels were based on current market values. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $6.8 million, $29.9 million and $18.1 million during 2015, 2014, and 2013, respectively.

Allocated Expenses
We were allocated expenses of $26.4 million, $23.4 million and $23.2 million in 2015, 2014 and 2013, respectively, for services provided to us by SunCoke. SunCoke centrally provides engineering, operations, procurement and information technology support to its facilities. In addition, allocated costs include legal, accounting, tax, treasury, insurance, employee benefit costs, communications and human resources. For periods subsequent to the IPO, corporate allocations were recorded based upon the omnibus agreement under which SunCoke will continue to provide us with certain support services. SunCoke will charge us for all direct costs and expenses incurred on our behalf and a fee associated with support services provided to our operations.
Parent Net Equity
Net transfers (to) from parent are included within parent net equity within the combined and consolidated financial statements and included intercompany dividends, cash pooling and general financing activities, cash transfers for capital expenditures and corporate allocations, including income taxes.
Transactions with Related Parties
Our Coal Logistics business provides coal handling and storage services to Murray Energy Corporation ("Murray") and Foresight Energy LP ("Foresight"), who are related parties with The Cline Group. Murray also holds a significant interest in Foresight. The Cline Group was the previous owner of Raven Energy LLC and currently owns a 10.3 percent interest in the Partnership, which it acquired as part of the August 12, 2015 CMT acquisition. See Note 4. Sales to Murray and Foresight accounted for $22.0 million, or 2.6 percent, of the Partnership's sales and other operating revenue and were recorded in the Coal Logistics segment for the year ended December 31, 2015. At December 31, 2015, receivables from Murray and Foresight were $7.2 million, which is recorded in receivables on the Combined and Consolidated Balance Sheets.
7. Customer Concentrations
In 2015, the Partnership sold approximately 2.4 million tons of coke to its three primary customers: AK Steel Corporation ("AK Steel"), ArcelorMittal USA, Inc. ("ArcelorMittal") and United States Steel Corporation ("U.S. Steel"). The first phase of its Haverhill facility, or Haverhill 1, sells approximately one-half of the production from the Haverhill facility pursuant to long-term contracts with ArcelorMittal. The second phase of its Haverhill facility, or Haverhill 2, sells the remaining balance of coke produced at the Haverhill facility to AK Steel under long-term contracts. All coke sales from the Middletown cokemaking facility are made pursuant to a long-term contract with AK Steel. All coke sales from the Granite City facility are made pursuant to a long-term contract with U.S. Steel. Additionally, KRT provided services to U.S. Steel.
Two of our coke customers, AK Steel and U.S. Steel, have temporarily idled portions of their Ashland, Kentucky Works facility and Granite City Works facility, respectively. These temporary idlings do not change any obligations that AK Steel and/or U.S. Steel have under their long-term, take-or-pay contracts with us.
The table below shows sales to the Partnership's significant customers for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015		2014		2013
	Sales and other operating revenue	Percent of Partnership sales and other operating revenue	Sales and other operating revenue	Percent of Partnership sales and other operating revenue	Sales and other operating revenue	Percent of Partnership sales and other operating revenue
	(Dollars in millions)
ArcelorMittal(1)	$150.3	17.9%	$175.9	20.1%	$178.8	19.2%
AK Steel(1)	$395.4	47.2%	$402.4	46.1%	$460.5	49.4%
U.S. Steel(2)	$213.1	25.4%	$232.3	26.6%	$245.8	26.4%
(1) Represents revenues recorded in our Domestic Coke segment.
(2) Represents revenues recorded in our Domestic Coke and Coal Logistics segments.
Total sales for services provided to Murray and Foresight were $22.0 million during 2015, which is 27.1 percent of total Coal Logistics sales and other operating revenue, including intersegment sales, and 2.6 percent of the Partnership’s consolidated sales and other operating revenue.
The Partnership generally does not require any collateral with respect to its receivables. At December 31, 2015, the Partnership’s receivables balances were primarily due from ArcelorMittal, AK Steel and U.S. Steel. As a result, the Partnership experiences concentrations of credit risk in its receivables with these three customers. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry. At December 31, 2015, receivables due from ArcelorMittal, AK Steel and U.S. Steel were $4.5 million, $14.8 million and $5.9 million, respectively.
8. Net Income Per Unit and Cash Distribution
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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution, including general partner's IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
March 31, 2015	$0.5715	$23.8	May 29, 2015	May 15, 2015
June 30, 2015	$0.5825	$29.0	August 31, 2015	August 14, 2015
September 30, 2015	$0.5940	$29.5	December 1, 2015	November 13, 2015
December 31, 2015(1)	$0.5940	$29.5	March 1, 2016	February 15, 2016

(1)	On January 25, 2016, our Board of Directors declared a cash distribution of $0.5940 per unit. It will be paid on March 1, 2016, to unitholders of record on February 15, 2016.
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
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding. In 2015, the Partnership early adopted ASU 2015-06. Therefore, the Granite City Dropdown does not impact historical earnings per limited partner unit as earnings prior to the dropdown were allocated to our general partner. See Note 2.

The calculation of earnings per unit is as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions, except per unit amounts)
Net income attributable to SunCoke Energy Partners L.P./Previous Owner	$86.0	$71.8	$83.4
Less: Allocation of net income attributable to Previous Owner to the general partner	0.6	15.8	24.8
Net income attributable to all partners	$85.4	$56.0	$58.6
General partner's distributions (including incentive distribution rights)	7.2	2.6	1.2
Limited partners' distributions on common units	67.7	45.3	25.6
Limited partners' distributions on subordinated units	36.9	32.8	25.6
Distributions (greater than) less than earnings	(26.4)	(24.7)	6.2
General partner's earnings:
Distributions (including incentive distribution rights)	7.2	2.6	1.2
Allocation of distributions (greater than) less than earnings	0.8	(0.2)	0.4
Net income attributable to Previous Owner	0.6	15.8	24.8
Total general partner's earnings	8.6	18.2	26.4
Limited partners' earnings on common units:
Distributions	67.7	45.3	25.6
Allocation of distributions (greater than) less than earnings	(17.3)	(14.2)	2.9
Total limited partners' earnings on common units	50.4	31.1	28.5
Limited partners' earnings on subordinated units:
Distributions	36.9	32.8	25.6
Allocation of distributions (greater than) less than earnings	(9.9)	(10.3)	2.9
Total limited partners' earnings on subordinated units	$27.0	$22.5	$28.5
Weighted average limited partner units outstanding:
Common - basic and diluted	26.2	19.7	15.7
Subordinated - basic and diluted	15.7	15.7	15.7
Net income per limited partner unit:
Common - basic and diluted	$1.92	$1.58	$1.81
Subordinated - basic and diluted	$1.71	$1.43	$1.81

Unit Activity
Unit activity since our IPO was as follows:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2012	—	—	—	—
Units issued in conjunction with our IPO	13,500,000	2,209,697	15,709,697	15,709,697
Units issued to directors	3,456	—	3,456	—
At December 31, 2013	13,503,456	2,209,697	15,713,153	15,709,697
Units issued in conjunction with the acquisition of additional interest in Haverhill and Middletown	3,220,000	2,695,055	5,915,055	—
Units issued to directors	2,752	—	2,752	—
Units issued under the Equity Distribution Agreement (1)	62,956	—	62,956	—
At December 31, 2014	16,789,164	4,904,752	21,693,916	15,709,697
Units issued in conjunction with the Granite City Dropdown	—	1,877,697	1,877,697	—
Units issued in conjunction with the Granite City Supplemental Dropdown	—	1,158,760	1,158,760	—
Units issued in conjunction with the acquisition of CMT	4,847,287	1,764,790	6,612,077	—
Units issued to directors	7,293	—	7,293	—
Unit repurchases(2)	(856,000)	—	(856,000)	—
At December 31, 2015	20,787,744	9,705,999	30,493,743	15,709,697

(1)
On August 5, 2014, the Partnership entered into an equity distribution agreement ("Equity Agreement") in which the Partnership may sell from time to time through Wells Fargo Securities, LLC, the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $75.0 million. During 2014, the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement. The Equity Distribution Agreement was suspended during 2015.

(2)
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. During 2015, the Partnership repurchased 856,000 common units, in the open market, for $12.8 million at an average price of $14.91 per unit, leaving $37.2 million available under the authorized unit repurchase program.

Allocation of Net Income
Our partnership agreement contains provisions for the allocation of net income to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100 percent to the general partner. Prior to the Granite City Dropdown, the allocation of net income from Granite City’s operations is allocated to the general partner.
The calculation of net income allocated to the general and limited partners was as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Net income attributable to SunCoke Energy Partners L.P./Previous Owners	$86.0	$71.8	83.4
Less: Allocation of net income attributable to Predecessors to the general partner	0.6	15.8	24.8
Net income attributable to partners	$85.4	$56.0	58.6
General partner's incentive distribution rights	6.4	1.3	—
Net income attributable to partners, excluding incentive distribution rights	79.0	54.7	58.6
General partner's ownership interest	2.0%	2.0%	2.0%
General partner's allocated interest in net income	1.6	1.1	1.6
General partner's incentive distribution rights	6.4	1.3	—
Net income attributable to Previous Owners	0.6	15.8	24.8
Total general partner's interest in net income	$8.6	$18.2	$26.4
Common - public unitholder's interest in net income	$34.0	$23.8	$24.5
Common - SunCoke interest in net income	14.9	6.2	4.0
Subordinated - SunCoke interest in net income	28.5	23.6	28.5
Total limited partners' interest in net income	$77.4	$53.6	$57.0
9. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. However, as part of the Granite City Dropdown in the first quarter of 2015, the Partnership acquired an interest in Gateway Cogeneration Company, LLC, which is subject to income taxes for federal and state purposes. In addition, due to the Granite City Dropdown, earnings of the Partnership are subject to an additional state income tax. Earnings from the Middletown operations are subject to a local income tax.
Tax provisions were determined on a theoretical separate-return basis prior to the closing of the IPO in January 2013. Prior to November 2013, SunCoke received federal income tax credits for coke production from the Haverhill 1, Haverhill 2 and Granite City cokemaking facilities. These tax credits were earned for each ton of coke produced and sold during the four years after the initial coke production at each facility. The eligibility to generate tax credits for coke production expired in March 2009, July 2012 and November 2013, respectively, for the Haverhill 1, Haverhill 2 and Granite City facilities. In conjunction with the contribution of the 65 percent interest in Haverhill and Middletown upon the closing of the IPO, all deferred tax assets and liabilities related Haverhill and Middletown were eliminated through equity. Earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown. In conjunction with the contribution of the 75 percent interest in Granite City operations and upon the closing of the Granite City Dropdown, $62.8 million of net deferred tax assets that were calculated on a theoretical separate-return basis and had been previously utilized by SunCoke were eliminated through equity. The net deferred tax liability remaining after these transactions is primarily related to Gateway Cogeneration Company LLC.

The components of income tax (benefit) expense disaggregated between the Partnership and the Previous Owner (for the time period prior to the Granite City Dropdown) are as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Partnership:
U.S. federal	$1.3	$—	$—
U.S. state and local	(4.2)	1.2	0.8
Total Partnership income tax (benefit) expense	(2.9)	1.2	0.8
Previous Owner:
U.S. federal	$0.3	$7.5	$(1.1)
U.S. state and local	0.1	1.8	2.1
Total Previous Owner income tax	0.4	9.3	1.0
Total income tax (benefit) expense	$(2.5)	$10.5	$1.8
The reconciliation of Partnership income tax (benefit) expense at the U.S. statutory rate is as follows:

	Partnership and Previous Owner						Predecessor
	Years Ended 2015		Years Ended 2014		Period from January 24, 2013 to December 31, 2013		Period from January 1, 2013 to January 23, 2013
	(Dollars in millions)
Income tax expense at U.S. statutory rate of 35 percent	$31.0	35.0%	25.4	35.0%	35.1	35.0%	2.5	35.0%
(Reduction) increase in income taxes resulting from:
Partnership income not subject to tax	(30.6)	(34.5)%	(25.4)	(35.0)%	(35.1)	(35.0)%	—	—
State and local tax for Middletown and Granite City operations	(2.3)	(2.6)%	1.1	1.5%	0.5	0.5%	0.6	8.3%
Other	(1.0)	(1.0)%	0.1	0.2%	0.3	0.3%	0.6	8.3%
Total tax provision	$(2.9)	(3.1)%	$1.2	1.7%	$0.8	0.8%	$3.7	51.6%
The tax effects of temporary differences that comprise the net deferred income tax (liability) asset are as follows:

	December 31,
	2015	2014
	(Dollars in millions)
Deferred tax assets:
Federal and state credit carryforward	$—	$77.8
Federal net operating loss	—	49.5
State and local net operating loss(1)	1.4	8.7
Other liabilities not yet deductible	0.1	3.3
Total deferred tax assets	1.5	139.3
Less valuation allowance(2)	(0.3)	(3.6)
Deferred tax asset, net	1.2	135.7
Deferred tax liabilities:
Properties, plants and equipment	(38.5)	(112.8)
Other liabilities	(0.7)	(0.7)
Total deferred tax liabilities	(39.2)	(113.5)
Net deferred tax (liability) asset	$(38.0)	$22.2

(1)	State and local net operating loss expires in 2017 through 2018.

(2)	Primarily related to the state and local net operating loss deduction.
As of December 31, 2014, we had federal and state net operating losses and tax credit carryforwards related to our Granite City operations that were determined on a theoretical separate-return basis.
The Partnership is currently open to examination by the IRS for the tax years ended December 31, 2013 and forward. State and local income tax returns are generally subject to examination for a period of three years after filing of the respective returns. Pursuant to the omnibus agreement, SunCoke will fully indemnify us with respect to any tax liability arising prior to or in connection with the closing of the IPO. There are no uncertain tax positions recorded at December 31, 2015 or 2014 and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2015, 2014 and 2013.
10. Inventories
The Partnership’s inventory consists of metallurgical coal, which is the principal raw material for the Partnership’s cokemaking operations; coke, which is the finished goods sold by the Partnership to its customers; and materials, supplies and other.
These components of inventories were as follows:

	December 31,
	2015	2014
	(Dollars in millions)
Coal	$42.5	$60.4
Coke	5.6	2.0
Material, supplies, and other	29.0	28.0
Total inventories	$77.1	$90.4
11. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31, (1)
	2015	2014
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$1,265.8	$1,251.3
Coal logistics plant, machinery and equipment	159.2	83.6
Land and land improvements	94.9	54.1
Construction-in-progress (2)	93.7	43.3
Other	4.0	13.2
Gross investment, at cost	1,617.6	1,445.5
Less: accumulated depreciation	(291.1)	(232.1)
Total properties, plant and equipment, net	$1,326.5	$1,213.4

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $802.2 million and $793.4 million and accumulated depreciation of $135.7 million and $106.5 million at December 31, 2015 and December 31, 2014, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases.

(2)	The December 31, 2015 balance includes CMT construction-in-progress of $37.3 million. This capital expansion project at CMT was pre-funded in conjunction with the acquisition.

12. Goodwill and Other Intangible Assets
Goodwill allocated to the Partnership's reportable segments as of December 31, 2015 and 2014 and changes in the carrying amount of goodwill during the fiscal years ended December 31, 2015 and 2014 are as follows (Dollars in millions):

Coal Logistics
Net balance at December 31, 2013	$8.2
Net balance at December 31, 2014	$8.2
Goodwill acquired during the period(1)	59.5
Net balance at December 31, 2015	$67.7
(1) The Partnership acquired CMT during 2015 for total consideration of $403.1 million, of which $59.5 million was allocated to goodwill, representing the value of additional capacity and potential for future additional throughput.
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. The analysis of potential goodwill impairment employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. The Partnership performed its annual goodwill impairment test as of October 1, 2015, with no indication of impairment. The fair value of the Coal Logistics reporting unit exceeded carrying value of the reporting unit by approximately 15 percent.
A significant portion of our Coal Logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts and an 18 percent discount rate representing the estimated weighted average cost of capital. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Coal Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 5 percent change in estimated discounted cash flows of the reporting unit or a 100 basis point change in the discount rate would not have impacted the results of our step one analysis.
Despite the current challenging coal mining and coal export markets, our customers have continued to perform against their contracts, and our valuation model assumes continued performance under these contracts. However, to the extent changes in factors or circumstances occur, including further deterioration in the macro-economic environment or negative developments specific to our significant customers resulting from the difficulties being experienced in the coal and steel industries, future assessments of goodwill may result in impairment charges.
The following table summarized the components of gross and net intangible asset balances as of December 31, 2015 and December 31, 2014 (dollars in millions):

		December 31, 2015			December 31, 2014
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	7	$24.0	$1.2	$22.8	$—	$—	$—
Customer relationships	14	28.7	1.8	26.9	6.7	0.7	6.0
Permits	27	139.0	1.9	137.1	—	—	—
Trade name	3	1.2	0.6	0.6	1.2	0.3	0.9
Total		$192.9	$5.5	$187.4	$7.9	$1.0	$6.9

Total amortization expense for intangible assets subject to amortization was $4.5 million, $0.9 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2015 we estimate amortization expense for each of the next five years as follows:

(Dollars in Millions)
2016	$10.5
2017	10.5
2018	10.5
2019	10.3
2020	10.3
Thereafter	135.3
Total	$187.4
13. Retirement and Other Post-Employment Benefits Plans
Certain employees of the Partnership's operating subsidiaries participate in defined contribution and postretirement health care and life insurance plans sponsored by SunCoke. The Partnership’s contributions to the defined contribution plans, which are principally based on its allocable portion of SunCoke’s pretax income and the aggregate compensation levels of participating employees, are charged against income as incurred. These charges amounted to $3.5 million, $3.2 million and $2.1 million in 2015, 2014 and 2013, respectively, and are reflected in cost of products sold and operating expenses in the Combined and Consolidated Statements of Income. The postretirement benefit plans are unfunded and the costs are borne by the Partnership. The expense allocated to the Partnership for other postretirement benefit plans was immaterial for all periods presented. These defined contribution, postretirement health care and life insurance plans have been accounted for in the combined and consolidated financial statements as multi-employer plans.
14. Debt

	December 31,
	2015	2014
	(Dollars in millions)
7.375% senior notes, due 2020 (“Partnership Notes”)	$552.5	$400.0
Revolving credit facility, due 2019 ("Partnership Revolver")	182.0	—
Promissory note payable, due 2021 ("Promissory Note")	114.3	—
Partnership's Term Loan, Due 2019 ("Partnership Term Loan")	50.0	—
Total borrowings	$898.8	$400.0
Original issue premium	12.1	11.5
Debt issuance costs	(15.3)	(12.5)
Total debt	$895.6	$399.0
Less: current portion of long-term debt	1.1	—
Total long-term debt	$894.5	$399.0
Credit Facilities
In conjunction with the IPO in 2013, the Partnership entered into the Partnership Revolver. The Partnership Revolver, as amended, provides total aggregate commitments from lenders of $250.0 million and up to $100.0 million uncommitted incremental revolving capacity with a term extending through May 2019. The Partnership paid debt issuance costs of $0.9 million in 2014 for fees related to amendments. During 2015, the Partnership incurred $0.3 million of debt issuance costs in connection with amendments to the Partnership Revolver. The amendments increased the Partnership's maximum consolidated leverage ratio to 4.50 to 1.00.
On August 12, 2015, in connection with the funding of the acquisition of CMT, the Partnership drew $185.0 million on the Partnership Revolver. During fourth quarter 2015, the Partnership made net repayments of $3.0 million on the Partnership Revolver. At December 31, 2015, the Partnership Revolver had no letters of credit outstanding and an outstanding balance of $182.0 million, leaving $68.0 million available. Commitment fees are based on the unused portion of the Partnership Revolver at a rate of 0.40 percent.

The Partnership Revolver borrowings bear an interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate, based on the Partnership's total ratios as defined by the Partnership's credit agreement. The spread is subject to change based on the Partnership's total leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings under the Partnership Revolver was 2.9 percent and 2.4 percent during 2015 and 2014, respectively.
Partnership Notes
In conjunction with the IPO in 2013, the Partnership issued $150.0 million of Partnership Notes. Interest on the Partnership Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year. The Partnership Notes are guaranteed on a senior unsecured basis by each of our existing and certain future subsidiaries. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a make-whole premium. The Partnership may also redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35.0 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes.
On May 9, 2014 in connection with the Haverhill and Middletown Dropdown, the Partnership issued $250.0 million of add-on Partnership Notes. Proceeds of $263.1 million included an original issue premium of $13.1 million. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014. The Partnership incurred debt issuance costs of $4.9 million, of which $0.9 million was considered a modification of debt and was immediately expensed and recorded in interest expense, net in the Combined and Consolidated Statement of Income and was included in other operating cash flows in the Combined and Consolidated Statement of Cash Flows.
In connection with the Haverhill and Middletown Dropdown, the Partnership assumed from SunCoke and repaid $160.0 million of SunCoke's senior notes. The Partnership also paid a market premium of $11.4 million to complete the tender of the Notes, which was included in interest expense, net in the Combined and Consolidated Statement of Income.
On January 13, 2015 in connection with the Granite City Dropdown, the Partnership issued an additional $200.0 million of add-on Partnership Notes.  Proceeds of $204.0 million included an original issue premium of $4.0 million.  In addition, the Partnership received $6.8 million to fund interest from August 1, 2014 to January 13, 2014 the interest period prior to issuance. This interest was repaid to noteholders on February 1, 2015. The Partnership incurred debt issuance costs of $5.2 million, of which $1.0 million was considered a modification of debt and was recorded in interest expense, net in the Combined and Consolidated Statements of Income and was included in other operating cash flows in the Combined and Consolidated Statements of Cash Flows.
In connection with the Granite City Dropdown, the Partnership assumed from SunCoke and repaid $135.0 million of Notes, as well as a market premium of $7.7 million to complete the tender of the SunCoke's senior notes, which was included in interest expense, net in the Combined and Consolidated Statements of Income.
On August 12, 2015, in connection with the Granite City Supplemental Dropdown, the Partnership assumed from SunCoke an additional $44.6 million of SunCoke's senior notes and unpaid interest of $0.6 million, of which $0.5 million was included in interest expense, net in the Combined and Consolidated Statements of Income. The Partnership also assumed $0.7 million of debt issuance costs in connection with the assumption of this debt from SunCoke. On November 18, 2015, the Partnership extinguished the $44.6 million of SunCoke's senior notes back to SunCoke in exchange for $47.0 million in cash, which included net accrued interest of $0.7 million and pre-payment penalty of $1.7 million. The Partnership recorded a loss on debt extinguishment of $2.0 million in interest expense, net on the Combined and Consolidated Statements of Income, which included the pre-payment penalty and $0.3 million of unamortized debt issuance costs, net of accrued interest.
In 2015, the Partnership began de-levering its balance sheet and redeemed $47.5 million of outstanding Partnership Notes for $35.3 million on the open market. A gain on debt extinguishment was recorded to interest expense, net in the Combined and Consolidated Statements of Income, of $12.1 million, which included the write-off of unamortized original issue premium of $0.8 million and the unamortized debt issuance costs of $0.9 million.
Promissory Note
On August 12, 2015, in connection with the acquisition of CMT, the Partnership assumed Raven Energy LLC's Promissory Note of $114.9 million. Under the Partnership's third amendment to the amended and restated credit agreement ("Promissory Agreement") dated August 12, 2015, the Partnership shall repay a principal amount of $0.3 million on the Promissory Note each fiscal quarter ending prior to August 12, 2018. For each fiscal quarter ending after August 12, 2018, the Partnership shall repay a principal amount of $2.5 million on the Promissory Note. The entire outstanding amount of the Loan is due in full on August 12, 2021. The Promissory Note shall bear interest on the outstanding principal amount for each day from August 12, 2015, until it becomes due, at a rate per annum equal to 6.0 percent until August 12, 2018. After August 12,

2018, that rate shall be the LIBOR for the interest period then in effect plus 4.5 percent. Interest is due at the end of each fiscal quarter.
Partnership Term Loan
On November 3, 2015, the Partnership entered into the Partnership Term Loan, which provides for a three and one-half year term loan in a principal amount of $50.0 million. The Partnership shall repay the principal through even quarterly payments of $1.3 million starting on December 31, 2017 through May 9, 2019, when the remaining payable balance is due. The Partnership Term Loan bears interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate, based on the Partnership's total ratios as defined by the Partnership's credit agreement. Interest is due at the end of each fiscal quarter. The Partnership incurred and capitalized approximately $0.8 million of debt issuance costs associated with the transaction.
Covenants
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Partnership Revolver, the Partnership was subject to a maximum consolidated leverage ratio of 4.50:1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. The Partnership Term Loan has the same covenants as the previously discussed Partnership Revolver covenants. As of December 31, 2015, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver.
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
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver, Partnership Term Loan and Promissory Note could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of December 31, 2015, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)
2016	$1.1
2017	2.4
2018	10.6
2019	235.7
2020	562.5
2021-Thereafter	86.5
Total	$898.8
15. Commitments and Contingent Liabilities
The Partnership, as lessee, has noncancelable operating leases for land, office space, equipment and railcars. Total rental expense was $4.6 million, $4.0 million and $2.9 million in 2015, 2014 and 2013, respectively. The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
Year ending December 31:	(Dollars in millions)
2016	$1.4
2017	0.8
2018	0.8
2019	0.7
2020	0.4
2021-Thereafter	—
Total	$4.1
The United States Environmental Protection Agency (the "EPA") issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of air operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent degree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment that was paid by SunCoke in 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City cokemaking facilities.
We retained an aggregate of $119 million in proceeds from the Partnership Offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown to fund these environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke spent $7 million related to these projects. We have spent approximately $86 million to date and the remaining capital is expected to be spent through the first quarter of 2019.
Other legal and administrative proceedings are pending or may be brought against the Partnership arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third-parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Partnership at December 31, 2015.
The Partnership is a party to certain other pending and threatened claims, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims.  Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not have a material adverse impact on our consolidated financial statements.
16. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Years Ended
	2015	2014	2013
	(Dollars in millions)
Debt assumed by SunCoke Energy Partners, L.P., Net	$249.9	$259.9	$225.0
Equity issuances	$144.4	$83.3	$—
Net assets of the previous owner not assumed by SunCoke Energy Partners, L.P.:
Receivables	$9.1	$—	$39.6
Property, plant, and equipment	$7.0	$—	$—
Deferred taxes, net	$62.8	$—	$18.3
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership had no cash equivalents at December 31, 2015 or 2014.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2015, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Convent Marine Terminal Contingent Consideration
Contingent consideration related to the CMT acquisition is measured at fair value and amounted to $7.9 million at December 31, 2015. The fair value was based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. There have been no changes to the significant inputs since acquisition. See Note 4.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2015 and 2014, the estimated fair value of the Partnership’s long-term debt was estimated to be $684.1 million and $415.7 million, respectively, compared to a carrying amount of $898.8 million and $400.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 2 inputs.
18. Business Segment Information
The Partnership derives its revenues from the Domestic Coke and Coal Logistics reportable segments. Domestic Coke operations are comprised of the Haverhill and Middletown cokemaking facilities located in Ohio and the Granite City cokemaking facility located in Illinois. These facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Steam is sold to third-party customers primarily pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Coke sales at the Partnership's cokemaking facilities are made pursuant to long-term, take-or-pay agreements with ArcelorMittal, AK Steel and U.S. Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
Coal Logistics operations are comprised of CMT located in Louisiana, Lake Terminal located in Indiana and KRT located in Kentucky and West Virginia. This business provides coal handling and/or mixing services to third-party customers as well as SunCoke cokemaking facilities and has a collective capacity to mix and transload more than 40 million tons of coal annually. Coal handling and mixing results are presented in the Coal Logistics segment.
Corporate and other expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Interest expense, net is also excluded from segment results. Segment assets, net of tax are those assets that are utilized within a specific segment and excludes deferred taxes.

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$763.8	$823.7	$919.3
Coal Logistics	74.7	49.3	12.4
Coal Logistics intersegment sales	6.5	5.7	1.2
Elimination of intersegment sales	(6.5)	(5.7)	(1.2)
Total sales and other operating revenue	$838.5	$873.0	$931.7
Adjusted EBITDA:
Domestic Coke	$177.1	$181.8	$196.9
Coal Logistics	38.4	14.3	4.7
Corporate and Other	(13.8)	(7.2)	(6.8)
Total Adjusted EBITDA	$201.7	$188.9	$194.8
Depreciation and amortization expense:
Domestic Coke	$53.4	$46.7	$44.8
Coal Logistics	14.0	7.6	1.8
Total depreciation and amortization expense	$67.4	$54.3	$46.6
Capital expenditures:
Domestic Coke	$36.3	$64.7	$46.0
Coal Logistics	6.0	2.9	0.2
Total capital expenditures	$42.3	$67.6	$46.2
The following table sets forth the Partnership’s total sales and other operating revenue by product or service:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Sales and other operating revenue:
Cokemaking revenues	$702.8	$757.9	$853.6
Energy revenues	61.0	65.7	65.6
Coal logistics revenues	72.7	47.4	11.2
Other revenues	2.0	2.0	1.3
Total revenues	$838.5	$873.0	$931.7
The following table sets forth the Partnership's segment assets:

	December 31,
	2015	2014
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,233.1	$1,275.6
Coal Logistics	534.6	116.6
Corporate and Other	1.2	2.6
Segment assets, excluding tax assets	1,768.9	1,394.8
Deferred tax assets	—	22.2
Total assets	$1,768.9	$1,417.0

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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$191.9	$130.9	$103.5
Add: Adjusted EBITDA attributable to Previous Owner (1)	1.5	38.3	39.6
Add: Adjusted EBITDA attributable to noncontrolling interest (2)	8.3	19.7	51.7
Adjusted EBITDA	$201.7	$188.9	$194.8
Subtract:
Depreciation and amortization expense	$67.4	$54.3	$46.6
Interest expense, net	47.5	37.1	15.4
Income tax (benefit) expense	(2.5)	10.5	1.8
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (3)	—	(0.5)	6.8
Coal Logistics deferred revenue (4)	(2.9)	—	—
Net income	$92.2	$87.5	$124.2
Add:	—
Depreciation and amortization expense	$67.4	$54.3	$46.6
(Gain) loss on extinguishment of debt	(0.7)	15.4	—
Changes in working capital and other	(9.5)	(30.7)	(5.0)
Net cash provided by operating activities	$149.4	$126.5	$165.8

(1)
Reflects net income attributable to our Granite City facility prior to the Granite City Dropdown on January 13, 2015 adjusted for Granite City's share of interest, taxes, depreciation and amortization during the same period.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, depreciation and amortization.

(3)
Sales discounts are related to nonconventional fuel tax credits, which expired in 2013. At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our Granite City customer. During first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Combined and Consolidated Statement of Operations.

(4)
Coal Logistics deferred revenue adjusts for differences between the timing of recognition of take-or-pay shortfalls into revenue for GAAP purposes versus the timing of payments from our customers.  This adjustment aligns Adjusted EBITDA more closely with cash flow.

19. Selected Quarterly Data (unaudited)

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per unit amounts)
Sales and other operating revenue(1)	$203.3	$207.6	$210.2	$217.4	$214.5	$217.8	$216.8	$223.9
Gross profit(1)(2)	$41.3	$36.6	$43.5	$50.1	$35.5	$42.6	$45.5	$38.8
Net income(1)(3)	$16.4	$18.1	$20.8	$36.9	$25.7	$10.8	$27.1	$23.9
Net income attributable to SunCoke Energy Partners, L.P.	$12.6	$17.0	$19.5	$36.3	$13.2	$1.2	$20.2	$21.4
Net income per common unit (basic and diluted)	$0.29	$0.40	$0.43	$0.71	$0.41	$0.03	$0.52	$0.55
Net income per subordinated unit (basic and diluted)	$0.29	$0.40	$0.38	$0.71	$0.41	$0.02	$0.52	$0.55
Cash distribution per unit paid during period	$0.5408	$0.5715	$0.5825	$0.5940	$0.4750	$0.5000	$0.5150	$0.5275

(1)
CMT contributed sales and other operating revenue, gross profit and net income of $5.7 million, $2.6 million and $1.9 million, respectively, in the third quarter of 2015. CMT also contributed sales and other operating revenue, gross profit and net income of $22.9 million, $15.8 million and $14.6 million, respectively, in the fourth quarter of 2015.

(2) Gross profit equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.
(3) Net income in the first quarter of 2015 and the second quarter of 2014 was unfavorably impacted by losses on debt extinguishment of $9.4 million and $15.4 million, respectively. Net income in the fourth quarter of 2015 was favorably impacted by a gain on debt extinguishment of $10.1 million.
20. Subsequent Events
During February 2016, the Partnership continued de-levering its balance sheet and redeemed $22.0 million of outstanding Partnership Notes for $12.7 million on the open market.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
The management of our general partner, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to the management of our general partner regarding the preparation and fair presentation of published financial statements.
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2015, the management of our general partner used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, the management of our general partner concluded that our internal control over financial reporting was effective as of December 31, 2015. This evaluation excluded Raven Energy LLC ("Raven"), which represented $426.1 million of total assets and $28.6 million of total revenue in the combined and consolidated financial statements of the Partnership as of and for the year ended December 31, 2015.
The management of our general partner, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our partnership have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.
Pursuant to the JOBS Act, KPMG LLP, our independent registered public accounting firm, will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002 until such date as we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
On August 12, 2015 we acquired Raven Energy LLC including Convent Marine Terminal and consider the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Raven from our evaluation in the year of acquisition as permitted by the Securities and Exchange Commission. Raven represents 24 percent of our total assets and 40 percent of our net assets at December 31, 2015, and generated 3 percent of our total revenue and 18 percent of our net income during the year ended December 31, 2015. We are currently in the process of evaluating and integrating Raven’s internal controls over financial reporting and expect to complete the integration of Raven’s internal controls in 2016. See Note 4 to the combined and consolidated financial statements included in this Annual Report on Form 10-K for discussion of the acquisition and related financial data. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Management of SunCoke Energy Partners, L.P.
We are managed and operated by the Board of Directors and executive officers of our general partner. SunCoke owns, directly or indirectly, 27.5 percent of our outstanding common units and all of our outstanding subordinated units and incentive distribution rights. As a result of its ownership of our general partner, SunCoke has the right to appoint all members of the Board of Directors of our general partner, including the independent directors. Our unitholders are not entitled to appoint the directors of our general partner or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to SunCoke.
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
SunCoke indirectly controls our general partner and indirectly owns a significant limited partner interest in us. All of our general partner’s named executive officers are employed as executive officers of SunCoke. Our general partner’s executive officers allocate their time between managing our business and affairs and those of SunCoke. Such executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. In addition to rendering services to us, these executive officers devoted a majority of their professional time to SunCoke during 2015. These executives participate in the employee benefit plans and compensation arrangements of SunCoke, and the Compensation Committee of SunCoke’s Board of Directors sets the components of their compensation, including base salary and annual and long-term incentives. We have no control over this compensation determination process. Please refer to SunCoke Energy, Inc.’s 2016 Annual Meeting Proxy Statement for information on the compensation of these executive officers.
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
Each year, our general partner determines the aggregate amount to be reimbursed to SunCoke, by us, taking into account the totality of services performed for our benefit by the named executive officers during the calendar year. The amounts reimbursed to SunCoke are not calculated with regard to an executive officer's time spent on our business matters versus those of SunCoke. There is no specific allocation of a portion of a shared officer's compensation in connection with services rendered on our behalf. During 2015, SunCoke allocated $26.4 million of expenses in the aggregate for the services they provided to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further discussion of our relationships and transactions with SunCoke and its affiliates.
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

Our Directors, Executive Officers and Other Key Executives

Name	Age	Position with Our General Partner
Frederick A. Henderson	57	Chairman, President and Chief Executive Officer
Fay West	46	Senior Vice President, Chief Financial Officer and Director
Katherine T. Gates	39	Senior Vice President, General Counsel, Chief Compliance Officer and Director
P. Michael Hardesty	53	Senior Vice President, Commercial Operations, Business Development, Terminals, and International Coke and Director
Allison S. Lausas	36	Vice President and Controller
Gary P. Yeaw	58	Senior Vice President, Human Resources
C. Scott Hobbs	62	Director
Wayne L. Moore	58	Director
Nancy M. Snyder	62	Director
Frederick A. Henderson. Mr. Henderson was named Chief Executive Officer and appointed as the Chairman to the Board of Directors of our general partner in July 2012. In December 2010, Mr. Henderson was elected as Chairman and Chief Executive Officer of SunCoke. He also served as a Senior Vice President of Sunoco, Inc. (a transportation fuel provider with interests in logistics) from September 2010 until SunCoke’s initial public offering in July 2011. From February 2010 until September 2010, he was a consultant for General Motors LLC, and from March 2010 until August 2010, he was a consultant for AlixPartners LLC (a business consulting firm). He was President and Chief Executive Officer of General Motors (a global automotive company) from April 2009 until December 2009. He was President and Chief Operating Officer of General Motors from March 2008 until March 2009. He was Vice Chairman and Chief Financial Officer of General Motors from January 2006 until February 2008. He was Chairman of General Motors Europe from June 2004 until December 2005. Mr. Henderson is a director of Marriott International, Inc. (a worldwide lodging and hospitality services company), where he serves as a chair of the Audit Committee. Mr. Henderson also is a trustee of the Alfred P. Sloan Foundation and chair of its Audit Committee. Mr. Henderson previously served as a Director of Compuware Corporation (from 2011-2014), a technology performance company, and was chair of its Audit Committee and a member of its Nominating/Governance and Advisory Committees. We believe that Mr. Henderson, having worked for over 27 years at General Motors and over five years at SunCoke, is a highly experienced senior-level executive, with general operations, manufacturing and marketing experience, as well as senior-level strategic planning, business development, managerial and management development and compensation experience. Mr. Henderson also possesses health, environment and safety experience (by virtue of his oversight experience at General Motors). Additionally, Mr. Henderson possesses financial expertise by virtue of his education (an MBA from Harvard Business School) and experience (including Vice Chairman and Chief Financial Officer of General Motors).
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
Katherine Gates. Ms. Gates was appointed Senior Vice President, General Counsel and Chief Compliance Officer of both our general partner and of SunCoke effective October 22, 2015. Ms. Gates joined SunCoke in February 2013, as Senior Health, Environment and Safety (“HES”) Counsel. She was promoted to Vice President and Assistant General Counsel of both our general partner and of SunCoke in July 2014. Ms. Gates began her legal career in private practice as a Partner at the law firm of Beveridge & Diamond, P.C. She served on the firm’s Management committee, where she addressed budget, compensation, commercial and other issues. Ms. Gates also co-chaired the Civil Litigation Section of the firm’s Litigation Practice Group. She also clerked for the U.S. Department of Justice. We believe that Ms. Gates’ legal knowledge and skill, as well as her experience with SunCoke’s operations, provides the Board of Directors with valuable expertise regarding senior level strategic planning and relevant legal matters, including those related to corporate governance, litigation, health, environment, safety, mergers, acquisitions, compliance and commercial matters.

P. Michael Hardesty. Mr. Hardesty was appointed Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke of SunCoke effective October 1, 2015. At that time, he also was appointed as a Director of our general partner. Mr. Hardesty has been a Senior Vice President of our general partner since joining SunCoke in 2011 as its Senior Vice President, Sales and Commercial Operations. He has more than 30 years of experience in the mining industry. Before joining SunCoke, Mr. Hardesty served as Senior Vice President for International Coal Group, Inc. (“ICG”), where he was responsible for leading the sales and marketing functions and was a key member of the executive management team. Prior to ICG, Mr. Hardesty served as Vice President of Commercial Optimization at Arch Coal, where he developed and executed trade strategies, optimized production output and directed coal purchasing activities. He is a past board member and Secretary-Treasurer of the Putnam County Development Authority in West Virginia. We believe that Mr. Hardesty’s extensive industry experience, as well as his experience with SunCoke, provides the Board of Directors with valuable expertise in commercial operations, marketing and logistics. Mr. Hardesty also possesses health, environment and safety oversight experience by virtue of his oversight experience as a senior-level executive at ICG.
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
Gary P. Yeaw Mr. Yeaw was appointed Senior Vice President, Human Resources of SunCoke on November 1, 2015 and also was appointed as Senior Vice President of our general partner at that time. Prior to that, he was Vice President, Human Resources of SunCoke. Mr. Yeaw leads the human resources function at SunCoke, and is responsible for key organizational activities. Prior to joining SunCoke, he was Executive Vice President, Human Resources and Communications for Chemtura Corporation. Mr. Yeaw also served as Vice President, Human Resources for American Standard Companies, as well as Vice President, Human Resources Operational Excellence in charge of global benefit programs, labor relations, HR systems and employee services. Mr. Yeaw holds professional designations as a Senior Human Resources Professional, Certified Compensation Professional and was a charter member of the International Society of Employee Benefits Specialists. We believe that Mr. Yeaw’s extensive human resources background and experience provides the Board of Directors with valuable expertise in executive compensation, employee benefits and labor relations. Mr. Yeaw also possesses senior level strategic planning experience by virtue of his experience as a senior-level executive at Chemtura Corporation.
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
Board Meetings; Committees of the Board of Directors
The Board of Directors of our general partner has an audit committee and a conflicts committee. The Board of Directors of our general partner does not have a compensation committee, but the Board of Directors of our general partner approves equity grants. No grants of Partnership equity were awarded to executive officers during 2015. The Board of Directors of our general partner held eight regular meetings and three special meetings in fiscal 2015. Each director who served in fiscal 2015 attended at least 90 percent of the meetings of the Board of Directors and at least 90 percent of the meetings of the Committees on which he or she served during the periods that he or she served in fiscal 2015.
Audit Committee
The audit committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Hobbs and Moore and Ms. Snyder, all of whom meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee is chaired by Mr. Moore. The Board of Directors of our general partner has determined that Messrs. Hobbs and Moore are “audit committee financial experts” within the meaning of the SEC rules. The audit committee operates pursuant to a written charter, a copy of which is available on our website at www.suncoke.com. The audit committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm, (4) oversee and monitor the Partnership’s internal audit function and independent auditors, and (5) monitor compliance with legal and regulatory requirements, including our Code of Business Conduct and Ethics. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee met ten times in fiscal 2015.
Conflicts Committee
Messrs. Hobbs and Moore and Ms. Snyder serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee is chaired by Mr. Hobbs. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including SunCoke, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a Board of Directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The conflicts committee met 8 times in fiscal 2015.
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
A means for interested parties to contact the Board of Directors (including the independent directors as a group) directly has been established in the general partner’s Governance Guidelines, published on our website at www.suncoke.com. Information may be submitted confidentially and anonymously, although we may be obligated by law to disclose the information or identity of the person providing the information in connection with government or private legal actions and in certain other circumstances.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. An electronic copy of the code is available on our website at www.suncoke.com. For a discussion of other corporate governance materials posted on our website, see “Part I. Item 1. Business.”
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, or SEC. We believe that during 2015, all SEC filings of our general partner’s officers and directors complied with the requirements of Section 16 of the Securities Exchange Act, based upon a review of forms filed, or written notice that no annual forms were required.

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
A full discussion of the policies and programs of the Compensation Committee of SunCoke will be set forth in the proxy statement for SunCoke’s 2016 annual meeting of stockholders which will be available upon its filing on the SEC’s website at www.sec.gov and on SunCoke’s website at www.suncoke.com at the “Investors - Financial Reports - Annual Report & Proxy” tab. SunCoke’s 2016 Proxy Statement also will be available free of charge from the Corporate Secretary of our general partner.

Summary Compensation Table
The following table sets forth certain information with respect to SunCoke’s compensation of our general partner’s named executive officers (NEOs), consisting of: (a) our principal executive officer; (b) principal financial officer; (c) the three most highly compensated executive officers (other than the principal executive officer and principal financial officer) who were serving as executive officers at the end of 2015; and (d) two additional individuals who would have been included in (c), but for the fact that they were not serving as executive officers at the end of 2015. The table summarizes the compensation attributable to services performed for us by our general partner’s NEOs during fiscal years 2013, 2014 and 2015 but determined and paid by SunCoke. The amounts reported in the table below were calculated based upon an estimate of the portion of each NEO’s total compensation paid by SunCoke which was reimbursed by us pursuant to the terms of the omnibus agreement. Further information regarding the compensation of our general partner’s NEOs, who also are named executive officers of SunCoke, will be set forth in SunCoke’s 2016 Proxy Statement. Compensation amounts set forth in SunCoke’s 2016 Proxy Statement will include all compensation paid by SunCoke, including the amounts shown in the table below, which are attributable to services performed for us.

Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards (2)	Option Awards (3)	Nonequity Incentive Plan Compensation (4)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All other Compensation (6)	Total
Frederick A. Henderson Chairman & CEO	2015	$461,992	$—	$600,082	$1,142,878	$347,452	$—	$59,322	$2,611,726
	2014	292,500	—	723,417	475,665	183,784	—	51,776	1,727,142
	2013	96,538	—	227,033	138,750	118,232	—	17,843	598,396
Fay West Senior VP & CFO	2015	299,951	—	104,764	168,920	166,853	—	31,417	771,905
	2014	96,381	—	40,949	19,027	40,039	—	11,851	208,247
P. Michael Hardesty SVP, Commercial Ops., Bus. Dev. & Terminals	2015	186,406	—	43,985	191,561	79,868	—	47,294	549,114
Gary P. Yeaw SVP, Human Resources	2015	108,155	—	41,235	76,325	39,331	—	11,903	276,949
Katherine T. Gates SVP, Gen. Counsel & Chief Compliance Officer	2015	203,103	—	17,395	32,199	64,085	—	51,677	368,459
Denise R Cade Former SVP, Gen. Counsel & Corp. Sec’y	2015	220,122	—	59,248	111,887	—	—	49,498	440,755
	2014	113,135	—	72,924	39,473	53,721	—	15,135	294,388
	2013	36,211	—	22,193	11,025	25,350	—	4,890	99,669
Michael J. Thomson Former President & COO	2015	182,585	—	125,554	237,108	92,937	—	97,023	735,207
	2014	153,000	—	160,876	87,083	65,545	—	22,248	488,752
	2013	50,327	—	50,195	24,938	41,698	—	7,209	174,367

NOTES TO TABLE:

(1)
Name and Principal Position. Each of our NEOs split their professional time between SunCoke and us, and all compensation paid to them is determined and paid by SunCoke. In accordance with SEC rules, a portion of the total compensation paid by SunCoke to the NEOs is allocated to the services performed for us, based on an estimate of the portion of each NEO’s compensation which was reimbursed by us to SunCoke pursuant to the terms of the omnibus agreement, and which we believe accurately reflects the amount of compensation each NEO was paid for the services provided to us. As a result, the compensation data presented in this table reflect an allocation of 10 percent of the total amount of compensation each NEO received from SunCoke for 2013. For 2014, the applicable allocation percentage was approximately 30 percent, and for 2015, the applicable allocation percentage was approximately 47 percent. The total compensation paid by SunCoke to the NEOs in 2013, 2014 and 2015, as well as a discussion of how their compensation was determined, is disclosed in SunCoke’ 2016 Annual Meeting Proxy Statement. Mr. Thomson resigned as President and Chief Operating Officer in October 2015, at which time Mr. Henderson, then Chairman and Chief Executive Officer, assumed the additional role of President. Ms. Cade resigned as Senior Vice President, General Counsel and Corporate Secretary in October 2015, at which time Ms. Gates was appointed as Senior Vice President, General Counsel and Chief Compliance Officer.

(2)
Stock Awards. Equity awards were granted to the NEOs pursuant to the terms of the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“LTPEP”), and include time-based and performance-based restricted stock units (RSUs and PSUs, respectively). The amounts shown in the table are the grant date fair value for the portion of such awards attributable to us, computed in accordance with FASB ASC Topic 718. The assumptions used by SunCoke to determine the grant date fair value of these equity awards can be found in SunCoke’s Annual Report on Form 10-K for the year-ended December 31, 2015. For each NEO, the number and value of outstanding SunCoke equity awards (including unvested restricted stock units) at year-end is reported in SunCoke’s 2016 Annual Meeting Proxy Statement. PSUs awarded under the LTPEP are subject to three-year “cliff” vesting and are settled in shares of SunCoke common stock, with eventual payout ranging from zero to 200% of target, depending upon the level of attainment of specified pre-determined performance goals and objectives for SunCoke.

(3)
Option Awards. Nonqualified stock option awards are granted under the terms of pursuant to the terms of the SunCoke LTPEP. Amounts shown are the grant date fair value of SunCoke stock option awards attributable to us computed in accordance with FASB ASC Topic 718. The assumptions used by SunCoke to determine the grant date fair value of the option awards can be found in SunCoke’s Annual Report on Form 10-K for the year-ended December 31, 2015. Once vested, the options may be exercised to acquire shares of SunCoke’s common stock. The NEOs do not receive any option awards from us. For each NEO, the number and value of outstanding SunCoke equity awards (including unexercised stock options) at year-end is reported in SunCoke’s 2016 Annual Meeting Proxy Statement.

(4)
Non -Equity Incentive Plan. SunCoke provides a performance-based annual cash incentive plan (the “AIP”), in which our NEOs participate. Payments under the AIP are based upon the levels of attainment of certain pre-determined financial and operating goals of SunCoke. The AIP works in conjunction with SunCoke’s Senior Executive Incentive Plan, or SEIP, which acts as an overlay to the AIP and sets a performance-based ceiling on the amounts paid under the AIP so that such amounts meet the deductibility requirements of Section 162(m) of the Internal Revenue Code. For 2015, the SEIP covered Mr. Henderson, Mr. Thomson and Ms. Cade (CFOs are not subject to Section 162m).

(5)
Change in Pension Value and Nonqualified Deferred Compensation Earnings. SunCoke does not maintain any defined benefit pension plan, or supplemental executive retirement plan for its named executive officers, including our NEOs. However, our NEOs do participate in: (a) the SunCoke Energy, Inc. 401(k) Plan, a tax-qualified defined contribution plan available to all employees; and (b) the SunCoke Energy, Inc. Savings Restoration Plan, a nonqualified defined contribution plan for executives whose compensation exceeds IRS limits on compensation applicable to SunCoke’s 401(k) plan. For the periods presented in the table, there were no above-market, or preferential, earnings on any compensation deferred under SunCoke’s Savings Restoration Plan. Please refer to the “Nonqualified Deferred Compensation” table in SunCoke’s 2016 Proxy Statement for further details of each NEOs aggregate earnings and account balance under SunCoke’s Savings Restoration Plan.

(6)
All Other Compensation. Amounts shown represent payments made by SunCoke on behalf of the NEOs and attributable to us. These amounts include annual and matching contributions to SunCoke’s 401(k) Plan and to SunCoke’s Savings

Restoration Plan, exclusively. None of these amounts were provided directly by us. No perquisites are disclosed because SunCoke does not provide its named executive officers (including our NEOs) with perquisites or other personal benefits such as partnership vehicles, club memberships, financial planning assistance, or tax preparation services.
Long-Term Incentive Plan
In connection with the completion of our initial public offering in 2013, our general partner adopted the SunCoke Energy Partners, L.P. Long-Term Incentive Plan, or LTIP. The LTIP allows for grants of (1) restricted units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other Unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs, collectively referred to as Awards. The LTIP provides our general partner with maximum flexibility with respect to the design of compensatory arrangements for employees, officers, consultants, and directors of our general partner and any of its affiliates providing services to us. However, the only equity issued under the LTIP as of December 31, 2015 were quarterly payments of common units to those non-employee directors of our general partner who did not elect to defer receipt of their common unit retainer. Please see the section entitled “Director Compensation” for additional information regarding the compensation program for the non-employee directors of our general partner.
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
SunCoke Compensatory Plans, Agreements, and Programs
The executive officers of our general partner, including our NEOs, are employed by SunCoke and they participate in the employee benefit plans, including retirement plans, and compensation arrangements of SunCoke. In accordance with the omnibus agreement, we reimburse our sponsor, SunCoke, for the portion of costs and expenses incurred by sponsor entities that are allocated to us, including the cost of salaries and other employee benefits, such as 401(k), pension, bonuses and health insurance benefits relating to SunCoke employees who provide services to us (including our NEOs). The following is a brief description of the severance, retirement, and change of control benefits provided by SunCoke.
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

•
Savings Restoration Plan. The Savings Restoration Plan, or SRP, is an unfunded, nonqualified deferred compensation plan administered by SunCoke and made available to participants in the SunCoke 401(k) Plan whose compensation exceeds the IRS limits on compensation that can be taken into account under that Plan ($265,000 for 2015). Under the SRP, employees can make an advance election to defer on a pre-tax basis up to 50 percent of the portion of their salary and bonus that exceeds the compensation limit. Such amounts will be credited to a bookkeeping account established for each participant as of the date the amounts would otherwise have been paid to the participant. Employer contributions will be credited to the accounts of each employee who elects to defer compensation and they consist of (1) a matching contribution equal to 100 percent of the first 5 percent of compensation deferred by the participant under the SRP and (2) an additional contribution equal to 3 percent of the compensation deferred by the participant under the SRP. SunCoke

Energy can also make additional discretionary contributions. Participants are fully vested in their own deferrals as well as the 3 percent employer contribution, and will vest in the employer matching contributions and discretionary contributions in accordance with the vesting schedule in the 401(k) Plan, which provides for 100 percent vesting after three years of service. Participants can direct the investment of their bookkeeping accounts among the same investment alternatives available under the 401(k) Plan. Unless the participant elects otherwise, distributions are made in a lump sum on the first day of the seventh month following termination of employment with SunCoke (or immediately to the participant’s beneficiary in the event of the participant’s earlier death). The participant can elect, prior to his or her first year of participation, to receive a distribution in installments over two to ten years instead of a lump sum if he or she terminates due to retirement, which is defined as termination after attaining age 55 with 10 years of service, or age 60 with 5 years of service. In addition, a participant can elect, concurrently with the annual deferral election, to receive an in-service lump sum distribution of the amount he or she elects to defer for such year, with such payment date not earlier than three years from the end of the year in which the election is made. A participant can change the time or method of distribution in limited circumstances.
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
For additional detailed information regarding the compensatory plans, agreements and programs of SunCoke in which our NEOs participate, we encourage you to read SunCoke Energy, Inc.’s 2016 Annual Meeting Proxy Statement.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. During 2015, all compensation decisions with respect to our NEOs were made by the Compensation Committee of the Board of Directors of SunCoke, which is comprised entirely of independent members of SunCoke’s Board. In addition, none of these individuals receive any compensation directly from us or our general partner.
Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of SunCoke perform services on our behalf. We do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. For an analysis of any risks arising from SunCoke’s compensation policies and practices, please read SunCoke’s 2016 Proxy Statement.
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
Retainers and Fees: The table below summarizes the current structure of our independent director compensation program:

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

Long-Term Incentive Plan: During 2015, each independent director of our general partner received an annual retainer of $65,000 in cash, paid quarterly, and a number of vested common units, paid quarterly, under the SunCoke Energy Partners GP LLC Long-Term Incentive Plan. These common units had an aggregate fair market value equal to $85,000 on an annualized basis. The fair market value of each quarterly payment is calculated as of the payment date, by dividing one-fourth of the aggregate portion of the annual common unit retainer value by the average closing price for a common unit representing limited partnership interests in us for the ten trading days on the NYSE immediately prior to the payment date. Also during 2015, the Audit Committee Chair received a $20,000 cash retainer and the Audit Committee members (other than the Chair) each received a $10,000 cash retainer. In 2015, the Conflicts Committee Chair received a $20,000 cash retainer and the Conflicts Committee members (other than the Chair) each received a $10,000 cash retainer.
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

Director Compensation Table
The following table sets forth the compensation for our independent directors in fiscal 2015:

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	All Other Compensation(3)	Total
C. Scott Hobbs	$95,000	$85,000	$8,643	$188,643
Wayne L. Moore	$95,000	$85,928	$22,991	$203,919
Nancy M. Snyder	$85,000	$85,000	$27,474	$197,474
NOTES TO TABLE:

(1)
The amounts in this column include all retainer and meeting fees paid or deferred pursuant to the Directors’ Deferred Compensation Plan. Mr. Hobbs deferred his cash compensation into the Directors’ Deferred Compensation Plan.

(2)
The amounts in this column represent the fair value of the common unit retainer payments made to each director in fiscal 2015 as of the date of each quarterly payment, calculated pursuant to FASB ASC Topic 718. The number of common units granted to each independent director was determined by dividing the $21,250 quarterly common unit retainer payment by the average closing price of a Partnership common unit for the ten trading days preceding the payment date. Mr. Hobbs and Ms. Snyder deferred their common unit retainers into the Directors’ Deferred Compensation Plan.

(3)	The amounts shown in this column reflect the value of distribution equivalents earned on deferred compensation account balances during 2015.
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
The following table sets forth as of December 31, 2015, the beneficial ownership of common units and subordinated units of SunCoke Energy Partners, L.P. held by:

•	our general partner;

•	each director and named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
SunCoke Energy, Inc.(2)	9,075,998	27.5%	15,709,697	100%	49.8%
Frederick A. Henderson	20,500	*	—	—	*
Fay West	—	*	—	—	*
P. Michael Hardesty	2,431	*	—	—	*
Gary P. Yeaw	2,500	*	—	—	*
Katherine T. Gates	—	*	—	—	*
Allison S. Lausas	300	*	—	—	*
C. Scott Hobbs(3)	11,208	*	—	—	*
Wayne L. Moore(3)	40,000	*	—	—	*
Nancy M. Snyder(3)	3,600	*	—	—	*
All directors and executive officers as a group (9 people)	80,539	*	—	—	*

*	Less than one percent of our outstanding common units.

(1)	The business address for SunCoke Energy Partners, L.P. and each individual is 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.

(2)
Amount shown includes (i) 2,209,697 common units issued to Sun Coal & Coke in connection with our IPO, (ii) 2,695,055 common units issued to Sun Coal & Coke in connection with the contribution to us on May 9, 2014, of an additional 33% interest in each of the Haverhill and Middletown cokemaking facilities; (iii) 1,877,697 common units issued to Sun Coal & Coke in connection with the contribution to us on January 13, 2015, of a 75% interest in the Granite City (Gateway) cokemaking facility; (iv) 2,923,550 common units issued to Sun Coal & Coke in connection with the acquisition, on August 12, 2015, of Raven Energy, LLC; and (v) 15,709,697 subordinated units issued to Sun Coal & Coke on the IPO closing date, which may be converted into common units on a one-for-one basis at the end of the subordination period.

(3)
Certain directors have elected to defer all or a portion of their compensation into phantom unit credits under the SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan described in the section entitled “Executive Compensation-Director Compensation---Directors' Deferred Compensation Plan.” Each phantom unit credit is treated as if it were invested in common units representing limited partnership interests in the Partnership, and distribution equivalents are credited in the form of additional phantom unit credits. These phantom unit credits do not have voting rights. Such phantom unit credits ultimately will be settled in cash following termination of the director’s service on the Board, based upon the average closing price for our common units for the ten trading days on the NYSE immediately prior to the payment date. The following directors hold such phantom unit credits: Mr. Hobbs: 16,372 phantom unit credits; Mr. Moore: 16,380 phantom unit credits; and Ms. Snyder: 19,346 phantom unit credits.

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

Name	Shares of Common Units	Percent of Common Units Outstanding
Raven Energy Holdings LLC(1)	4,847,287	10.3%

(1)
Number is based on information contained in Schedule 13G filed with the Securities and Exchange Commission on August 12, 2015. The mailing address of Raven Energy Holdings LLC is: 3801 PGA Blvd. Suite 903, Palm Beach Gardens, FL 33410.

All of these reported units were owned by investment accounts (investment limited partnerships, a registered investment company and/or institutional accounts) managed, with discretion to purchase or sell securities, in each case by the reporting person.
Beneficial Ownership of Our Sponsor’s Common Stock by the Directors and Executive Officers of Our General Partner
The following table sets forth certain information regarding beneficial ownership of SunCoke Energy, Inc.’s common stock, as of December 31, 2015, by directors of our general partner, by each named executive officer and by all directors and executive officers of our general partner, as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of SunCoke common stock shown in the table. For purposes of this table, beneficial ownership includes shares of SunCoke common stock as to which the person has sole or shared voting or investment power and also any shares of SunCoke, Inc. common stock that such person has the right to acquire within 60 days of December 31, 2015, through the exercise of any option, warrant, or right.

Name	Shares of SunCoke Energy, Inc. Common Stock	Right to Acquire Within 60 Days After December 31, 2015(1)	Total	Percent of SunCoke Energy, Inc. Common Stock Outstanding
Frederick A. Henderson	287,412	1,731,355	2,018,767	2.8
Fay West	34,847	72,131	106,978	*
P. Michael Hardesty	83,808	83,459	167,267	*
Gary P. Yeaw	36,941	77,741	114,682	*
Katherine T. Gates	9,272	10,444	19,716	*
Allison S. Lausas	5,368	8,207	13,575	*
C. Scott Hobbs(2)	—	—	—	*
Wayne L. Moore(2)	—	—	—	*
Nancy M. Snyder(2)	—	—	—	*
All directors and executive officers as a group (9 people)	457,648	1,983,337	2,440,985	2.8

*	Less than one percent of SunCoke's outstanding common stock.

(1)
The amounts shown in this column reflect shares of SunCoke Energy, Inc. common stock which the persons listed have the right to acquire as a result of the exercise of stock options, and/or conversion of restricted share units, within 60 days after December 31, 2015 under certain plans, including the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan.

(2)	Consistent with our partnership agreement, the independent directors of our general partner are expected not to maintain any ownership interest in the common stock of SunCoke Energy, Inc.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of December 31, 2015, regarding Partnership common units that may be issued upon conversion (assuming a one-for-one conversion) of securities granted under the general partner’s Long-Term Incentive Plan. For more information about this plan, which did not require approval by the Partnership’s limited partners, refer to "Item 11. Executive Compensation - Long-Term Performance Enhancement Plan.”
EQUITY COMPENSATION PLAN INFORMATION(1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	1,578,348

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
SunCoke, through its Sun Coal & Coke subsidiary, beneficially owns 9,705,998 common units and 15,709,697 subordinated units representing an aggregate limited partnership interest in us of approximately 48.9 percent, and indirectly owns and controls our general partner. SunCoke also appoints all of the directors of our general partner. In addition, our general partner owns a 2 percent general partner interest in us and all of our incentive distribution rights.
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
Agreements with Affiliates
In connection with our IPO, we entered into certain agreements with SunCoke, as described below. While we believe these agreements are on terms no less favorable to us than those that could have been negotiated with unaffiliated third parties, they are not the result of arm’s-length negotiations.
Arrangements Between SunCoke Energy and the Partnership
In connection with the focus on creating greater liquidity to reduce debt at the Partnership, SunCoke Energy will evaluate, for each of the four fiscal quarters ending December 31, 2016, to provide the Partnership an incentive distribution rights giveback and evaluate a corporate cost allocation "reimbursement holiday" for the Partnership. In accordance with SunCoke Energy’s intentions, on December 23, 2015, the General Partner amended the Partnership’s First Amended and Restated Agreement of Limited Partnership dated as of January 24, 2013 (the "Partnership Agreement"). On December 23, 2015, SunCoke Energy, the Partnership and the General Partner, entered into a Sponsor Support Agreement, pursuant to which SunCoke Energy can elect to make certain quarterly cash capital contributions to the Partnership during each of the four fiscal quarters ending December 31, 2016. The amounts of such quarterly capital contributions will be determined quarterly by SunCoke Energy, and will be equal to all or a portion of the reimbursable expense payments and/or incentive distribution payments otherwise to be received by SunCoke Energy. These actions may have future taxable impacts to unitholders.
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
Granite City Contribution Agreement
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Gateway Energy and Coke Company, LLC ("Granite City") cokemaking facility. See additional discussion at Note 4 to our combined and consolidated financial statements.
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
Audit Fees
KPMG served as the Partnership's principal independent public accountant for 2015, while Ernst & Young LLP ("E&Y") was our principal independent public accountant for 2014. The following table shows the fees billed for audit, audit-related services and all other services for each of the last two years:

	Audit and Non-Audit Fees
	2015	2014
Audit Fees(1)(2)	$606,928	$614,578

(1)
Audit fees in 2015 relate to professional services rendered in connection with the audit of our 2015 annual financial statements on our Form 10-K as well as the audit and review of financial statements included in our registration statement on Form S-3 (No. 333-207098) filed with the SEC and declared effective September 23, 2015.

(2)
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
Financial statement schedules are omitted because they required information is shown elsewhere in this report, is not necessary or is not applicable.

3	Exhibits:

Exhibit Number	Description
2.1
Contribution Agreement, dated as of January 12, 2015, by and among Sun Coal & Coke LLC, SunCoke Energy Partners, L.P., SunCoke Energy, Inc. and, solely with respect to Section 2.9 thereof, Gateway Energy & Coke Company, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 13, 2015

2.2
Contribution Agreement, dated as of July 20, 2015, by and between Raven Energy Holdings, LLC and SunCoke Energy Partners, L.P., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35782) filed on August 18, 2015.

3.1	Certificate of Limited Partnership of SunCoke Energy Partners, L.P. incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

3.2
First Amended and Restated Agreement of Limited Partnership of SunCoke Energy Partners, L.P., dated as of January 24, 2013, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

3.2.1
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of SunCoke Energy Partners, L.P., dated December 23, 2015, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001- 35782) filed on December 30, 2015.

4.1
Senior Notes Indenture, dated as of January 24, 2013, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners Finance Corp., the Guarantors named therein, and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

4.1.1	Supplemental Indenture, dated as of September 20, 2013, incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed on May 1, 2014

4.1.2	Second Supplemental Indenture, dated November 27, 2013, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed on May 1, 2014

4.1.3	Third Supplemental Indenture, dated May 9, 2014, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35782) filed on May 13, 2014

4.1.4	Fourth Supplemental Indenture, dated of January 16, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 20, 2015

4.1.5	Fifth Supplemental Indenture, dated August 17, 2015, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed on October 27, 2015.

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

10.4	Omnibus Agreement, dated January 24, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.4.1	Amendment No. 1 to Omnibus Agreement, dated March 7, 2014, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed on October 28, 2014
10.4.2	Amendment No. 2 to Omnibus Agreement, dated as of January 13, 2015, incorporated by reference to Exhibit 10.4.2 to the Annual Report on Form 10-K (File No. 001-35782) filed on February 24, 2015.

10.5	Credit Agreement, dated January 24, 2013, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.5.1	Amendment No.1 to Credit Agreement, dated as of August 28, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35782) filed August 30, 2013.

10.5.2	Amendment No.2 to Credit Agreement, dated as of May 9, 2014, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed July 29, 2014

10.5.3	Amendment No. 3 to Credit Agreement, dated as of April 21, 2015, incorporated by reference to the Current Report on Form 8-K (File No. 001-35782) filed on April 27, 2015.

10.6
$50,00,000 Term Loan Credit Agreement, dated November 3, 2015, by and among SunCoke Energy Partners, L.P., Haverhill Coke Company LLC, Haverhill Cogeneration Company LLC, Middletown Coke Company, LLC, Middletown Cogeneration Company LLC, SunCoke Lake Terminal LLC, SunCoke Logistics LLC, Marigold Dock, Inc., Ceredo Liquid Terminal, LLC, Kanawha River Terminals, LLC, Gateway Energy & Coke Company, LLC and Gateway Cogeneration Company LLC, as joint and several borrowers, the several lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Current Report on Form 8-K (File No. 001- 35782) filed on November 9, 2015.

10.7†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill Coke Company LLC, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.3†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.4†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.5†
Amendment No. 5 to Coke Purchase Agreement, dated as of January 26, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.6†
Amendment No. 6 to Coke Purchase Agreement, dated as of March 12, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.8†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.8.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of May 8, 2012, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.9†
Energy Sales Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.9.1†
Supplemental Energy Sales Agreement, dated as of June 1, 2012, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.10†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.32 to SunCoke Energy Inc.'s Amendment No.7 to Registration Statement on Form S-1 (File No. 333-173022) filed July 20, 2011

10.10.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.33 to SunCoke Energy, Inc.'s Amendment No.2 to Registration Statement on Form S-1 (File No. 333-173022) filed June 3, 2011

10.10.2
Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K (File No. 001-35782) filed on February 24, 2015.

10.10.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K (File No. 001-35782) filed on February 24, 2015.

10.11
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009 by and between Middletown Coke Company, LLC and AK Steel Corporation, incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.12
Second Amended and Restated Energy Sales Agreement, dated as of May 8, 2012, by and between Middletown Coke Company, LLC and AK Steel Corporation, incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.13**
SunCoke Energy Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 21, 2012

10.14**
SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Amendment No. 8 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 20, 2012

21.1*	List of Subsidiaries of SunCoke Energy Partners, L.P. (filed herewith)

23.1*	Consent of KPMG LLP (filed herewith)

23.2*	Consent of Ernst & Young LLP (filed herewith)

24.1*	Powers of Attorney (filed herewith)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241) (filed herewith)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241) (filed herewith)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (furnished herewith)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (furnished herewith)

95.1*	Mine Safety Disclosure (filed herewith)

101.INS*	XBRL Instance Document (filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Provided herewith.

**	Management contract or compensatory plan or arrangement

†	Certain portions have been omitted pursuant to confidential treatment requests. Omitted information has been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2016.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2016.

Signature	Title

/s/ Frederick A. Henderson*	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Frederick A. Henderson

/s/ Fay West	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Fay West

/s/ Allison S. Lausas*	Vice President and Controller (Principal Accounting Officer)
Allison S. Lausas

/s/ P. Michael Hardesty*	Director
P. Michael Hardesty

/s/ Katherine T. Gates*	Director
Katherine T. Gates

/s/ C. Scott Hobbs*	Director
C. Scott Hobbs

/s/ Wayne L. Moore*	Director
Wayne L. Moore

/s/ Nancy M. Snyder*	Director
Nancy M. Snyder

*      Fay West, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy Partners, L.P. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Fay West	February 18, 2016
Fay West