Form 10-Q
period 2016-03-31
SunCoke Energy Partners, L.P.
filed 2016-04-27
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The registrant had 46,206,168 common units outstanding at April 22, 2016.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Combined and Consolidated Financial Statements

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$194.5	$203.3
Costs and operating expenses
Cost of products sold and operating expenses	134.2	147.4
Selling, general and administrative expenses	8.4	7.6
Depreciation and amortization expense	18.7	14.6
Total costs and operating expenses	161.3	169.6
Operating income	33.2	33.7
Interest expense, net	12.5	11.2
(Gain) loss on extinguishment of debt	(20.4)	9.4
Income before income tax expense	41.1	13.1
Income tax expense (benefit)	0.6	(3.3)
Net income	40.5	16.4
Less: Net income attributable to noncontrolling interests	0.7	3.2
Net income attributable to SunCoke Energy Partners, L.P./Previous Owner	$39.8	$13.2
Less: Net income attributable to Previous Owner	—	0.6
Net income attributable to SunCoke Energy Partners, L.P.	$39.8	$12.6

General partner's interest in net income	$10.1	$1.8
Limited partners' interest in net income	$29.7	$11.4
Net income per common unit (basic and diluted)	$0.64	$0.29
Net income per subordinated unit (basic and diluted)	$—	$0.29
Weighted average common units outstanding (basic and diluted)	46.2	23.3
Weighted average subordinated units outstanding (basic and diluted)	—	15.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$33.7	$48.6
Receivables	44.9	40.0
Receivables from affiliates, net	—	1.4
Inventories	73.3	77.1
Other current assets	4.3	2.0
Total current assets	156.2	169.1
Restricted cash	10.3	17.7
Properties, plants and equipment (net of accumulated depreciation of $307.2 million and $291.1 million at March 31, 2016 and December 31, 2015, respectively)	1,317.2	1,326.5
Goodwill	67.1	67.7
Other intangible assets, net	184.8	187.4
Deferred charges and other assets	0.5	0.5
Total assets	$1,736.1	$1,768.9
Liabilities and Equity
Accounts payable	$50.7	$45.3
Accrued liabilities	22.7	12.9
Payable to affiliate, net	0.8	—
Current portion of long-term debt	1.1	1.1
Interest payable	6.6	17.5
Total current liabilities	81.9	76.8
Long-term debt	841.5	894.5
Deferred income taxes	38.3	38.0
Asset retirement obligations	5.7	5.6
Other deferred credits and liabilities	5.6	9.0
Total liabilities	973.0	1,023.9
Equity
Held by public:
Common units (issued 20,790,472 and 20,787,744 units at March 31, 2016 and December 31, 2015, respectively)	304.2	300.0
Held by parent:
Common units (issued 25,415,696 and 9,705,999 units at March 31, 2016 and December 31, 2015, respectively)	419.3	211.0
Subordinated units (issued zero units at March 31, 2016 and 15,709,697 units at December 31, 2015)	—	203.3
General partner interest	24.6	15.1
Partners' capital attributable to SunCoke Energy Partners, L.P.	748.1	729.4
Noncontrolling interest	15.0	15.6
Total equity	763.1	745.0
Total liabilities and equity	$1,736.1	$1,768.9

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$40.5	$16.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18.7	14.6
Deferred income tax expense (benefit)	0.3	(3.3)
(Gain) loss on extinguishment of debt	(20.4)	9.4
Changes in working capital pertaining to operating activities:
Receivables	(4.9)	(4.5)
Receivables from affiliate, net	2.2	4.7
Inventories	3.8	6.3
Accounts payable	7.6	(2.4)
Accrued liabilities	8.9	(0.9)
Interest payable	(10.9)	(9.5)
Other	(5.4)	(1.1)
Net cash provided by operating activities	40.4	29.7
Cash Flows from Investing Activities:
Capital expenditures	(8.0)	(5.5)
Restricted cash	7.4	—
Other investing activities	0.6	—
Net cash used in investing activities	—	(5.5)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	210.8
Repayment of long-term debt, including market premium	(32.9)	(149.5)
Debt issuance costs	—	(4.2)
Proceeds from revolving credit facility	20.0	—
Repayment of revolving credit facility	(20.0)	—
Distributions to unitholders (public and parent)	(29.5)	(22.2)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(1.3)	(0.6)
Capital contributions from SunCoke	8.4	—
Net cash (used in) provided by financing activities	(55.3)	34.3
Net (decrease) increase in cash and cash equivalents	(14.9)	58.5
Cash and cash equivalents at beginning of period	48.6	33.3
Cash and cash equivalents at end of period	$33.7	$91.8
Supplemental Disclosure of Cash Flow Information
Interest paid	$24.3	$21.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2015	$300.0	$211.0	$203.3	$15.1	$15.6	$745.0
Conversion of subordinated units to common units	—	203.3	(203.3)	—	—	—
Partnership net income	16.5	13.2	—	10.1	0.7	40.5
Distribution to unitholders	(12.3)	(15.2)	—	(2.0)	—	(29.5)
Distributions to noncontrolling interest	—	—	—	—	(1.3)	(1.3)
Capital contribution from SunCoke	—	7.0	—	1.4	—	8.4
At March 31, 2016	$304.2	$419.3	$—	$24.6	$15.0	$763.1

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At March 31, 2016, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). At March 31, 2016, SunCoke, through a subsidiary, owned a 53.9 percent partnership interest in us and all of our incentive distribution rights ("IDR") and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us. We also own a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities. Our Coal Logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal").
Incorporated in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited combined and consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year. These unaudited interim combined and consolidated financial statements and notes should be read in conjunction with the audited combined and consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The combined and consolidated financial statements for the periods presented pertain to the operations of the Partnership and give retrospective effect to include the results of operations and cash flows of Granite City (the "Previous Owner"), as a result of the January 2015 dropdown of a 75 percent interest in Granite City ("Granite City Dropdown").
New Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-10, "Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing." ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. It is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and permits early adoption on a limited basis. The Partnership is currently evaluating this ASU to determine its potential impact on the Partnership's financial condition, results of operations, or cash flows.
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. It is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, with early adoption permitted. The Partnership is currently evaluating this ASU to determine its potential impact on the Partnership's financial condition, results of operations, and cash flows.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. The Partnership is currently evaluating this ASU to determine its potential impact on the Partnership's financial condition, results of operations, and cash flows.
Reclassifications
Certain amounts in the prior period combined and consolidated financial statements have been reclassified to conform to the current year presentation.

2. Related Party Transactions and Agreements
The related party transactions with SunCoke and its affiliates are described below.
Transactions with Affiliate
Our Coal Logistics business provides coal handling and/or mixing services to certain SunCoke cokemaking operations. During three months ended March 31, 2016 and 2015, Coal Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $2.6 million and $3.0 million, respectively. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $0.1 million and $1.5 million during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, net payables to SunCoke and affiliates were $0.8 million, which was recorded in payable to affiliates, net on the Consolidated Balance Sheets.
Transactions with Related Parties
Our Coal Logistics business provides coal handling and storage services to Murray Energy Corporation ("Murray") and Foresight Energy LP ("Foresight"), who are related parties with The Cline Group. The Cline Group currently owns a 10.3 percent interest in the Partnership as part of the CMT acquisition. Additionally, Murray also holds a significant interest in Foresight. Sales to Murray and Foresight accounted for $5.1 million, or 2.6 percent, of the Partnership's sales and other operating revenue and were recorded in the Coal Logistics segment for the three months ended March 31, 2016. At March 31, 2016, receivables from Murray and Foresight were $13.5 million, which was recorded in receivables on the Consolidated Balance Sheets, and deferred revenue for minimum volume payments was $8.7 million, which was recorded in accrued liabilities on the Consolidated Balance Sheets. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract.
As part of the CMT acquisition, the Partnership withheld $21.5 million in cash to fund the completion of capital improvements at CMT. The cash withheld was recorded as restricted cash on the Consolidated Balance Sheet. During the first quarter of 2016, the Partnership amended an agreement with The Cline Group, which unrestricted $6.0 million of the restricted cash and relieved any obligation of the Partnership to repay these amounts to The Cline Group. The remaining restricted cash balance as of March 31, 2016 of $10.3 million is primarily related to the new state-of-the-art ship loader, which will allow for faster coal loading onto larger ships.
Additionally, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability from $7.9 million at December 31, 2015 to $4.2 million at March 31, 2016, with the resulting $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Combined and Consolidated Statements of Income during the three months ended March 31, 2016. See Note 10.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs are included in selling, general and administrative expenses and totaled $7.0 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner. These allocations were increased in the first quarter of 2016 for additional support provided to the CMT operations.
In an effort to increase the Partnership's liquidity position for continued de-levering of its balance sheet, SunCoke provided a "reimbursement holiday" during the first quarter of 2016 on the corporate cost allocation to the Partnership, resulting in a capital contribution of $7.0 million. SunCoke also returned its IDR cash distribution of $1.4 million to the Partnership ("IDR giveback") as a capital contribution.
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

Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation losses at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. In addition, SunCoke will indemnify us for remediation losses at the Granite City cokemaking facility arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the initial Granite City Dropdown. SunCoke contributed $67.0 million in partial satisfaction of this obligation from the proceeds of the IPO, and an additional $52.0 million in connection with subsequent dropdowns. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter is identified as requiring remediation, SunCoke will indemnify us for up to $50.0 million of any such remediation costs (we will bear the first $5.0 million of any such costs).
Other Indemnification. SunCoke will fully indemnify us with respect to any additional tax liability related to periods prior to or in connection with the closing of the IPO or the Granite City Dropdown to the extent not currently presented on the Consolidated Balance Sheets. Additionally, SunCoke will either cure or fully indemnify us for losses resulting from any material title defects at the properties owned by the entities acquired in connection with the closing of the IPO or the Granite City Dropdown to the extent that those defects interfere with or could reasonably be expected to interfere with the operations of the related cokemaking facilities. We will indemnify SunCoke for events relating to our operations except to the extent that we are entitled to indemnification by SunCoke.
License. SunCoke has granted us a royalty-free license to use the name “SunCoke” and related marks. Additionally, SunCoke has granted us a non-exclusive right to use all of SunCoke's current and future cokemaking and related technology. We have not paid and will not pay a separate license fee for the rights we receive under the license.
Expenses and Reimbursement. SunCoke will continue to provide us with certain corporate and other services, and we will reimburse SunCoke for all direct costs and expenses incurred on our behalf and a portion of corporate and other costs and expenses attributable to our operations. SunCoke may consider providing additional support to the Partnership in the future by providing a corporate cost reimbursement holiday, whereby the Partnership would not be required to reimburse SunCoke for costs or a deferral, whereby the Partnership would be granted extended payment terms. Additionally, we have agreed to pay all fees in connection with any future financing arrangement entered into for the purpose of replacing the credit facility or the senior notes.
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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
March 31, 2015	$0.5715	$23.8	May 29, 2015	May 15, 2015
June 30, 2015	$0.5825	$29.0	August 31, 2015	August 14, 2015
September 30, 2015	$0.5940	$29.6	December 1, 2015	November 13, 2015
December 31, 2015	$0.5940	$29.5	March 1, 2016	February 15, 2016
March 31, 2016(1)	$0.5940	$29.5	June 1, 2016	May 16, 2016
(1) On April 18, 2016, our Board of Directors declared a cash distribution of $0.5940 per unit, which will be paid on June 1, 2016, to unitholders of record on May 16, 2016. SunCoke has elected to provide the Partnership with deferred payment terms on the IDR cash distributions in the second quarter of 2016.
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
Upon payment of the cash distribution for the fourth quarter of 2015, the financial requirements for the conversion of all subordinated units were satisfied. As a result, the 15,709,697 subordinated units converted into common units on a one-for-one basis. For purpose of calculating net income per unit, the conversion of the subordinated units is deemed to have occurred on January 1, 2016. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interest.

The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Net income attributable to SunCoke Energy L.P./Previous Owner	$39.8	$13.2
Less: Expenses allocated to Common - SunCoke (1)	(7.0)	—
Less: Allocation of net income attributable to the Previous Owner to the general partner	—	0.6
Net income attributable to all partners	46.8	12.6
General partner's incentive distribution rights	9.4	0.9
Net income attributable to partners, excluding incentive distribution rights	37.4	11.7
General partner's ownership interest:	2.0%	2.0%
General partner's allocated interest in net income	0.7	0.3
General partner's incentive distribution rights	9.4	0.9
Net income attributable to the Previous Owner	—	0.6
Total general partner's interest in net income	$10.1	$1.8
Common - public unitholder's interest in net income	$16.5	$4.9
Common - SunCoke interest in net income:
Common - SunCoke interest in net income	20.2	1.9
Expenses allocated to Common - SunCoke (1)	(7.0)	—
Total common - SunCoke interest in net income	13.2	1.9
Subordinated - SunCoke interest in net income	—	4.6
Total limited partners' interest in net income	$29.7	$11.4
(1) Per the amended Partnership agreement, expenses paid on behalf of the Partnership are to be allocated entirely to the partner who paid them. During the three months ended March 31, 2016, SunCoke paid $7.0 million of allocated corporate costs on behalf of the Partnership and will not seek reimbursement for those costs. These expenses are recorded as a direct reduction to SunCoke's interest in net income for the three months ended March 31, 2016.
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
In addition to the common and subordinated units, we also have identified the general partner interest and IDRs as participating securities and we use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding. In 2015, the Partnership early adopted ASU 2015-06, "Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force)." Therefore, the Granite City Dropdown does not impact historical earnings per unit as the earnings of Granite City prior to the Granite City Dropdown were allocated entirely to our general partner.

The calculation of earnings per unit is as follows:

	Three Months Ended March 31,
	2016	2015

	(Dollars and units in millions, except per unit amounts)
Net income attributable to SunCoke Energy L.P./Previous Owner	$39.8	$13.2
Less: Expenses allocated to Common - SunCoke	(7.0)	—
Less: Allocation of net income attributable to the Previous Owner to the general partner	—	0.6
Net income attributable to all partners	46.8	12.6
General partner's distributions (including, $1.4 and $0.9 million of incentive distribution rights, respectively)	2.0	1.4
Limited partners' distributions on common units	27.5	13.4
Limited partners' distributions on subordinated units	—	9.0
Distributions less than (greater than) earnings	17.3	(11.2)
General partner's earnings:
Distributions (including $1.4 and $0.9 million of cash incentive distribution rights, respectively)	2.0	1.4
Allocation of distributions less than (greater than) earnings	8.1	(0.2)
Net income attributable to Previous Owner	—	0.6
Total general partner's earnings	10.1	1.8
Limited partners' earnings on common units:
Distributions	27.5	13.4
Expenses allocated to Common - SunCoke	(7.0)	—
Allocation of distributions less than (greater than) earnings	9.2	(6.6)
Total limited partners' earnings on common units	29.7	6.8
Limited partners' earnings on subordinated units:
Distributions	—	9.0
Allocation of distributions greater than earnings	—	(4.4)
Total limited partners' earnings on subordinated units	—	4.6
Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	23.3
Subordinated - basic and diluted	—	15.7
Net income per limited partner unit:
Common - basic and diluted	$0.64	$0.29
Subordinated - basic and diluted	$—	$0.29
Unit Activity
Unit activity for the three months ended March 31, 2016:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2015	20,787,744	9,705,999	30,493,743	15,709,697
Units issued to directors	2,728	—	2,728	—
Conversion of subordinate units to common units	—	15,709,697	15,709,697	(15,709,697)
At March 31, 2016	20,790,472	25,415,696	46,206,168	—

4. Inventories
The components of inventories were as follows:

	March 31, 2016	December 31, 2015

	(Dollars in millions)
Coal	$40.4	$42.5
Coke	3.8	5.6
Materials, supplies, and other	29.1	29.0
Total inventories	$73.3	$77.1
5. Goodwill and Other Intangible Assets
Goodwill allocated to the Partnership's reportable segments as of March 31, 2016 and changes in the carrying amount of goodwill during the three months ended March 31, 2016 were as follows:

Coal Logistics

(Dollars in millions)
Net balance at December 31, 2015	$67.7
Adjustments(1)	(0.6)
Net balance at March 31, 2016	$67.1

(1)
In the first quarter of 2016, a working capital adjustment to the acquisition date fair value of the acquired net assets decreased the amount of the purchase price allocated to goodwill by $0.6 million.

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. There were no events or circumstances in the first quarter of 2016 that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value.
The components of gross and net intangible assets were as follows:

		March 31, 2016			December 31, 2015
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	6	$24.0	$2.0	$22.0	$24.0	$1.2	$22.8
Customer relationships	14	28.7	2.3	26.4	28.7	1.8	26.9
Permits	26	139.0	3.2	135.8	139.0	1.9	137.1
Trade name	3	1.2	0.6	0.6	1.2	0.6	0.6
Total		$192.9	$8.1	$184.8	$192.9	$5.5	$187.4

Total amortization expense for intangible assets subject to amortization was $2.6 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Based on the carrying value of the finite-lived intangible assets as of March 31, 2016, we estimate amortization expense for each of the next five years as follows:

Amount

(Dollars in millions)
2016(1)	$7.9
2017	10.5
2018	10.5
2019	10.3
2020	10.3
2021-Thereafter	135.3
Total	$184.8
(1) Excludes amortization expense recorded during the three months ended March 31, 2016.
6. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal income taxes. However, as part of the Granite City Dropdown in the first quarter of 2015, the Partnership acquired an interest in Gateway Cogeneration Company, LLC, which is subject to income taxes for federal and state purposes. Additionally, as a result of the Granite City Dropdown, the Partnership is subject to state income tax. Earnings from our Middletown operations are subject to a local income tax.
The Partnership recorded income tax expense of $0.6 million for the three months ended March 31, 2016 compared to an income tax benefit of $3.3 million for the three months ended March 31, 2015. The three months ended March 31, 2015 include an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown. Earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown on January 13, 2015.
7. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	March 31, 2016	December 31, 2015

	(Dollars in millions)
7.375% senior notes, due 2020 ("Partnership Notes")	$499.7	$552.5
Revolving credit facility, due 2019 ("Partnership Revolver")	182.0	182.0
Promissory note payable, due 2021 ("Promissory Note")	114.0	114.3
Partnership's term loan, due 2019 ("Partnership Term Loan")	50.0	50.0
Total borrowings	$845.7	$898.8
Original issue premium	10.2	12.1
Debt issuance cost	(13.3)	(15.3)
Total debt	$842.6	$895.6
Less: current portion of long-term debt	1.1	1.1
Total long-term debt	$841.5	$894.5
In the first quarter of 2016, the Partnership continued de-levering its balance sheet and repurchased $52.8 million face value of outstanding Partnership Notes for $32.6 million in the open market. This resulted in a $20.4 million gain on extinguishment of debt, which included a write-off of $0.2 million of unamortized original issue premium, net of unamortized debt issuance costs.
During the first quarter of 2016, the Partnership issued $1.5 million of letters of credit as collateral to its surety providers in connection with workers' compensation, general liability and other financial guarantee obligations. These letters of credit lower the Partnership's borrowing availability under the Partnership Revolver. At March 31, 2016, the Partnership Revolver had $1.5 million of letters of credit outstanding and an outstanding balance of $182.0 million, leaving $66.5 million available.

The Partnership repaid $0.3 million of the Promissory Note on March 31, 2016, in accordance with the Promissory Note repayment schedule.
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
Under the terms of the promissory agreement, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.00:1.00 for any fiscal quarter ending prior to August 12, 2018, calculated by dividing total debt by EBITDA as defined by the promissory agreement. For any fiscal quarter ending on or after August 12, 2018, the maximum leverage ratio is 4.50:1.00. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of greater than 1.00:1.00, calculated by dividing EBITDA by fixed charges as defined by the promissory agreement.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million.
As of March 31, 2016, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver and promissory agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
8. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Debt assumed by SunCoke Energy Partners, L.P.	$—	$135.0
Net assets of the Previous Owner not assumed by SunCoke Energy Partners, L.P.
Receivables	—	9.1
Property, plants and equipment	—	7.0
Deferred taxes, net	—	62.8
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
We retained an aggregate of $119 million in proceeds from the Partnership offering, the dropdown of Haverhill and Middletown and the Granite City Dropdown to fund these environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent $7 million related to these projects. We have spent approximately $83 million to date and the remaining capital is expected to be spent through the first quarter of 2019.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership had no cash equivalents at March 31, 2016.
Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires us to make future payments to The Cline Group based on future volume over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability to $4.2 million at March 31, 2016. The contingent consideration liability is included in other deferred credits and liabilities on the Consolidated Balance Sheet.
The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales, and probability of contract renewal including length of future contracts, volume commitment, and anticipated price per ton.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2016, the estimated fair value of the Partnership's total debt was $695.8 million compared to a carrying amount of $845.7 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.

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
Corporate and other expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Interest expense, net and (gain) loss on extinguishment of debt are also excluded from segment results. Segment assets are those assets that are utilized within a specific segment.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$178.9	$193.0
Coal Logistics	15.6	10.3
Coal Logistics intersegment sales	1.5	1.7
Elimination of intersegment sales	(1.5)	(1.7)
Total sales and other operating revenue	$194.5	$203.3
Adjusted EBITDA:
Domestic Coke	$46.3	$48.5
Coal Logistics	15.1	2.6
Corporate and Other	(4.0)	(2.8)
Total Adjusted EBITDA	$57.4	$48.3
Depreciation and amortization expense:
Domestic Coke	$13.3	$12.8
Coal Logistics	5.4	1.8
Total depreciation and amortization expense	$18.7	$14.6
Capital expenditures:
Domestic Coke	$5.9	$5.3
Coal Logistics	2.1	0.2
Total capital expenditures	$8.0	$5.5

The following table sets forth the Partnership’s total sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking revenues	$163.4	$176.5
Energy revenues	14.7	16.5
Coal logistics revenues	15.3	10.0
Other revenues	1.1	0.3
Total revenues	$194.5	$203.3
The following table sets forth the Partnership's segment assets:

	March 31, 2016	December 31, 2015

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,206.3	$1,233.1
Coal Logistics	524.9	534.6
Corporate and Other	4.9	1.2
Total assets	$1,736.1	$1,768.9
The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which represents earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization, adjusted for Coal Logistics deferred revenue and changes to our contingent consideration liability related to our acquisition of the CMT. Coal Logistics deferred revenue adjusts for coal and liquid tons the Partnership did not handle, but are included in Adjusted EBITDA as the associated take-or-pay fees are billed to the customer. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$56.5	$43.8
Add: Adjusted EBITDA attributable to Previous Owner(1)	—	1.5
Add: Adjusted EBITDA attributable to noncontrolling interest(2)	0.9	3.0
Adjusted EBITDA	$57.4	$48.3
Subtract:
Depreciation and amortization expense	$18.7	$14.6
Interest expense, net	12.5	11.2
(Gain) loss on extinguishment of debt	(20.4)	9.4
Income tax expense (benefit)	0.6	(3.3)
Coal Logistics deferred revenue(3)	9.2	—
Reduction in contingent consideration(4)	(3.7)	—
Net income	$40.5	$16.4
Add:
Depreciation and amortization expense	$18.7	$14.6
(Gain) loss on extinguishment of debt	(20.4)	9.4
Changes in working capital and other	1.6	(10.7)
Net cash provided by operating activities	$40.4	$29.7

(1)
Reflects net income attributable to our Granite City facility prior to the Granite City Dropdown on January 13, 2015 adjusted for Granite City's share of interest, taxes, depreciation and amortization during the same period.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

(3)
Coal Logistics deferred revenue adjusts for coal and liquid tons the Partnership did not handle, but are included in Adjusted EBITDA as the associated take-or-pay fees are billed to the customer. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract.

(4)
The Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability from $7.9 million at December 31, 2015 to $4.2 million at March 31, 2016, resulting in a $3.7 million gain, which was excluded from Adjusted EBITDA.

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
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At March 31, 2016, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). At March 31, 2016, SunCoke, through a subsidiary, owned a 53.9 percent partnership interest in us and all of our incentive distribution rights ("IDR") and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us. We also own a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities. Our Coal Logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal").
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which re-purposes the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in the last 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing the environmental impact.
All of our coke sales are made pursuant to long-term, take-or-pay agreements. These coke sales agreements have an average remaining term of approximately nine years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. No other coke sales contract has an early termination clause. For a five-year period following our initial public offering on January 24, 2013 ("IPO"), SunCoke has agreed to make us whole or purchase all of our coke production not taken by our customers in the event of a customer's default or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our steelmaking customers are currently operating in an environment that is challenged by global overcapacity and lower demand. The combination of a strong U.S. dollar, continued high import activity and reduced drilling activity caused by low oil and gas prices has served to depress both spot and contract prices for steel, which has driven market deterioration for flat rolled and tubular steel. Several steel producers, including certain of our customers, have filed petitions with the Department of Commerce ("DOC") and the International Trade Commission ("ITC") alleging that unfairly traded imports are causing material injury to the domestic steel industry in the U.S. and that foreign steel producers benefit from significant subsidies provided by the governments of their respective countries. While steel pricing has rebounded in early 2016, aided by favorable preliminary rulings from the DOC and ITC as well as improved global supply and demand dynamics, our customers have kept certain facilities idled as they await further signs of market stability. Despite these challenges, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill 1, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel and Haverhill 1 provides steam to Altivia Petrochemicals, LLC ("Altivia"). Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
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

We also provide coal handling and/or mixing services with our Coal Logistics business, which has collective capacity to mix and/or transload more than 40 million tons of coal annually and store up to 3 million tons. CMT is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload 10 million tons of coal annually through its operations in Convent, Louisiana. Our terminal located in East Chicago, Indiana, Lake Terminal, provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and/or mixing services to our customers on a fee per ton basis. We provide mixing and handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
Our Coal Logistics coal mining customers are currently faced with a market depressed by oversupply and declining coal prices. Our CMT customers are also impacted by seaborne export market dynamics.  Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, influence our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Despite the current challenging coal mining and coal export markets, our customers have continued to perform on their contracts with us.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”

Recent Developments
•AK Steel Make-Whole
Our Haverhill 2 cokemaking facility supplies coke to AK Steel under a long-term, take-or-pay contract until 2022. During the first quarter of 2016, AK Steel elected to reduce 2016 production by 75,000 tons at our Haverhill 2 facility. As a result, during the first quarter of 2016, Domestic Coke sales tons were approximately 10,000 tons lower than our previous volume targets. Based on our long-term, take-or-pay contract, AK Steel will provide us with make-whole payments. We do not expect this arrangement to impact Adjusted EBITDA targets.
First Quarter Key Financial Results

•
Total revenues decreased $8.8 million, or 4.3 percent, to $194.5 million in the three months ended March 31, 2016 due primarily to the pass-through of lower coal prices in our Domestic Coke segment as well as the absence of energy sales to Haverhill Chemicals LLC ("Haverhill Chemicals") as discussed in "Items Impacting Comparability." These decreases were partially offset by $7.7 million of revenue generated by CMT, which was acquired in August 2015.

•
Adjusted EBITDA increased $9.1 million to $57.4 million in the three months ended March 31, 2016 compared to $48.3 million for the same period in 2015. Adjusted EBITDA contributed by CMT of $13.0 million was partially offset by the absence of energy sales as described above.

•
Net income attributable to unitholders increased $27.2 million to $39.8 million for the three months ended March 31, 2016, primarily driven by $20.4 million of gains on extinguishment of debt recognized during the first quarter 2016, as well as the items discussed above.

•	Cash distributions paid per unit were $0.5940 and $0.5408 for the three months ended March 31, 2016 and 2015, respectively.
Items Impacting Comparability

•
Convent Marine Terminal. Comparability between periods was impacted by the timing of the acquisition of CMT during the third quarter of 2015, which contributed revenues of $7.7 million and Adjusted EBITDA of $13.0 million during the first quarter of 2016.

•
Contingent consideration. In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volumes over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability from $7.9 million at December 31, 2015 to $4.2 million at March 31, 2016, with the resulting $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Combined and Consolidated Statements of Income during the three months ended March 31, 2016.

•
Energy Sales. Until the second quarter of 2015, Haverhill 1 sold steam to Haverhill Chemicals, which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill 1 provided steam, at no cost, to Altivia. In the current arrangement, the Partnership is not currently generating revenues from providing steam to Altivia, which may be renegotiated beginning in 2018. The current arrangement mitigates costs associated with disposing of steam as well as potential compliance issues. Both revenues and Adjusted EBITDA decreased $2.0 million in the first quarter of 2016 compared to the corresponding period of 2015 as a result of these arrangements.

•
(Gain) Loss on extinguishment of debt. In the first quarter of 2016, the Partnership continued de-levering its balance sheet and repurchased $52.8 million of outstanding Partnership Notes for $32.6 million in the open market, resulting in a gain on extinguishment of debt of $20.4 million.

In connection with the dropdown of Granite City during the first quarter of 2015, the Partnership assumed and repaid $135.0 million of SunCoke's outstanding notes. As a result of the redemption, a loss on extinguishment of debt was recorded in the prior year of $9.4 million, which included a $7.7 million redemption premium and a $1.4 million write-off of unamortized debt issuance costs.

•
Income Taxes. Income tax expense was $0.6 million for the three months ended March 31, 2016 compared to an income tax benefit of $3.3 million for the three months ended March 31, 2015, respectively. The periods presented are not comparable, as earnings from the three months ended March 31, 2015 includes an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Revenues
Sales and other operating revenue	$194.5	$203.3
Costs and operating expenses
Cost of products sold and operating expenses	134.2	147.4
Selling, general and administrative expenses	8.4	7.6
Depreciation and amortization expense	18.7	14.6
Total costs and operating expenses	161.3	169.6
Operating income	33.2	33.7
Interest expense, net	12.5	11.2
(Gain) loss on extinguishment of debt	(20.4)	9.4
Income before income tax expense	41.1	13.1
Income tax expense (benefit)	0.6	(3.3)
Net income	$40.5	$16.4
Less: Net income attributable to noncontrolling interests	0.7	3.2
Net income attributable to SunCoke Energy Partners, L.P./Previous Owner	39.8	13.2
Less: Net income attributable to Previous Owner	—	0.6
Net income attributable to SunCoke Energy Partners, L.P.	$39.8	$12.6
Revenues. Total revenues were $194.5 million and $203.3 million for the three months ended March 31, 2016 and 2015, respectively. These decreases were primarily due to the pass-through of lower coal prices in our Domestic Coke segment as well as the absence of energy sales to Haverhill Chemicals as previously discussed in "Items Impacting Comparability." These decreases were partially offset by additional revenues of $7.7 million generated by our CMT business.
Costs and Operating Expenses. Total operating expenses were $161.3 million and $169.6 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the decrease in costs and operating expenses was primarily driven by reduced coal costs in our Domestic Coke segment, partially offset by CMT costs and operating expenses of $3.9 million.
Interest Expense, net. Interest expense, net was $12.5 million and $11.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense, net from increased borrowings was $3.3 million, which was partially offset by interest expense, net savings from the repurchase of more than $100 million of senior notes.
Income Taxes. Income tax expense was $0.6 million for the three months ended March 31, 2016 compared to an income tax benefit of $3.3 million for the three months ended March 31, 2015, respectively. Comparability between periods was impacted by the Granite City Dropdown previously discussed in "Items Impacting Comparability."
Noncontrolling Interest. Income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Income attributable to noncontrolling interest was $0.7 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively. The decrease is primarily due to SunCoke's decrease in ownership interest in Granite City from a 25 percent interest to a 2 percent interest in August of 2015.
Net Income Attributable to Previous Owner. Net income attributable to Previous Owner reflects Granite City net income for periods prior to the Granite City Dropdown that occurred in January 2015.

Results of Reportable Business Segments
We report our business results through two segments:

•
Domestic Coke consists of our Haverhill, Middletown and Granite City cokemaking and heat recovery operations located in Franklin Furnace, Ohio; Middletown, Ohio; and Granite City, Illinois, respectively.

•	Coal Logistics consists of our coal handling and/or mixing services in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; Catlettsburg, Kentucky; and Convent, Louisiana.
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
Segment Operating Data
The following tables set forth financial and operating data for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$178.9	$193.0
Coal Logistics	15.6	10.3
Coal Logistics intersegment sales	1.5	1.7
Elimination of intersegment sales	(1.5)	(1.7)
Total	$194.5	$203.3
Adjusted EBITDA(1):
Domestic Coke	$46.3	$48.5
Coal Logistics	15.1	2.6
Corporate and Other	(4.0)	(2.8)
Total	$57.4	$48.3
Coke Operating Data:
Domestic Coke capacity utilization (%)	101	106
Domestic Coke production volumes (thousands of tons)	576	604
Domestic Coke sales volumes (thousands of tons)	581	577
Domestic Coke Adjusted EBITDA per ton(2)	$79.69	$84.06
Coal Logistics Operating Data:
Tons handled, excluding CMT (thousands of tons)(3)	3,090	3,794
Tons handled by CMT (thousands of tons)(3)	945	—
Pay tons (thousands of tons)(4)	1,638	—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

(4)
Coal Logistics deferred revenue adjusts for coal and liquid tons the Partnership did not handle, but are included in Adjusted EBITDA as the associated take-or-pay fees are billed to the customer. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract.

Analysis of Segment Results
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $14.1 million, or 7.3 percent, to $178.9 million for the three months ended March 31, 2016 compared to $193.0 million for the corresponding period of 2015. The decrease was mainly attributable to the pass-through of lower coal prices, which lowered revenues by $14.1 million. Revenues further decreased by $2.0 million due to the absence of energy sales to Haverhill Chemicals as previously discussed in "Items Impacting Comparability." These decreases were partially offset by increases of $2.0 million primarily associated with higher sales volumes of 4 thousand tons and a slightly higher reimbursement of operating and maintenance costs.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $2.2 million, or 4.5 percent, to $46.3 million for the three months ended March 31, 2016 compared to $48.5 million in the corresponding period of 2015 primarily due to the absence of energy sales discussed above.
Depreciation expense, which was not included in segment profitability, was $13.3 million for the three months ended March 31, 2016 compared to $12.8 million in the prior year period. This increase was primarily the result of depreciation expense in the current year period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $17.1 million for the three months ended March 31, 2016 compared to $12.0 million for the corresponding period of 2015. This increase was primarily due to revenue from CMT of $7.7 million in the current year period, which was partially offset by lower volumes at KRT driven by warmer weather conditions in the current year period.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $15.1 million for the three months ended March 31, 2016 compared to $2.6 million in the prior year period. The acquisition of CMT provided Adjusted EBITDA of $13.0 million in the current year period. This increase was partially offset by lower volumes at KRT driven by warmer weather conditions in the current year period.
Depreciation and amortization expense, which was not included in segment profitability, was $5.4 million during the three months ended March 31, 2016 compared to $1.8 million during the same prior year period, primarily due to $3.5 million of depreciation and amortization expense associated with CMT.
Corporate and Other
Corporate and other expenses increased $1.2 million to $4.0 million for the three months ended March 31, 2016 compared to $2.8 million in the same period of 2015, primarily due to a higher allocation of costs from SunCoke.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, and pay distributions. We are prudently managing liquidity in light of our customers' ongoing labor negotiations. We believe our current resources, including the potential borrowings under our revolving credit facility, are sufficient to meet our working capital requirements for our current business for the foreseeable future. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. In addition, we are actively seeking to retire or repurchase a portion of our outstanding debt. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of March 31, 2016, we had $33.7 million of cash and cash equivalents and $66.5 million of borrowing availability under the Partnership Revolver.
On April 18, 2016, our Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on June 1, 2016 to unitholders of record on May 16, 2016. The Board of Director's decision to hold quarterly unitholder distributions flat at $0.5940 per unit is part of our capital allocation strategy to shift excess cash flow towards repurchasing the Partnership's debt. The Partnership and its Board of Directors will continue to evaluate its capital allocation and distribution priorities on a quarterly basis.
In an effort to increase the Partnership's liquidity position for continued de-levering of its balance sheet, SunCoke provided a "reimbursement holiday" during the first quarter of 2016 on the corporate cost allocation to the Partnership, resulting in a capital contribution of $7.0 million. SunCoke also returned its IDR cash distribution of $1.4 million to the Partnership ("IDR giveback") as a capital contribution.
For the second quarter of 2016, SunCoke has elected to provide the Partnership with one year deferred payment terms on the reimbursement of the corporate cost allocation and IDR cash distribution rather than a reimbursement holiday and IDR giveback. SunCoke will continue to evaluate alternatives for providing sponsor support on a quarterly basis.
In the first quarter of 2016, the Partnership continued de-levering its balance sheet and repurchased $52.8 million face value of outstanding Partnership Notes for $32.6 million in the open market.
During the first quarter of 2016, the Partnership issued $1.5 million of letters of credit as collateral to its surety providers in connection with workers' compensation, general liability and other financial guarantee obligations. These letters of credit lower the Partnership's borrowing availability under the Partnership Revolver.
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
Under the terms of the promissory agreement, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.00:1.00 for any fiscal quarter ending prior to August 12, 2018, calculated by dividing total debt by EBITDA as defined by the promissory agreement. For any fiscal quarter ending on or after August 12, 2018, the maximum leverage ratio is 4.50:1.00. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of greater than 1.00:1.00, calculated by dividing EBITDA by fixed charges as defined by the promissory agreement.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million.
As of March 31, 2016, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver and promissory agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Net cash provided by operating activities	$40.4	$29.7
Net cash used in investing activities	—	(5.5)
Net cash (used in) provided by financing activities	(55.3)	34.3
Net (decrease) increase in cash and cash equivalents	$(14.9)	$58.5

Cash Provided by Operating Activities
Net cash provided by operating activities increased by $10.7 million to $40.4 million for the three months ended March 31, 2016 as compared to $29.7 million in the corresponding period of 2015. The increase primarily reflects the contribution of CMT's net cash provided by operating activities of $7.4 million in the first quarter of 2016, as well as timing of payments on inventory purchases.
Cash Used in Investing Activities
Net cash used in investing activities decreased $5.5 million to zero for the three months ended March 31, 2016 as compared to $5.5 million in the corresponding period in 2015. The decrease is primarily due to the amendment of an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group.
Cash Used in Financing Activities
Net cash used in financing activities was $55.3 million for the three months ended March 31, 2016 as compared to net cash provided by financing activities of $34.3 million for the corresponding period of 2015. In 2016, we repurchased $52.8 million face value of outstanding Partnership Notes for $32.6 million of cash in the open market. The Partnership also repaid $0.3 million of the face value Promissory Note on March 31, 2016. Additionally, we made distributions to our unitholders of $29.5 million and distributions to SunCoke of $1.3 million. The distributions were partially offset by capital contributions from SunCoke of $8.4 million from the "reimbursement holiday" and IDR giveback.
In the three months ended March 31, 2015, we received gross proceeds of $210.8 million from the issuance of Partnership Notes. These cash inflows were partially offset by debt issuance costs of $4.2 million, distributions to our unitholders of $22.2 million, distributions to SunCoke of $0.6 million and the repayment of debt assumed from SunCoke and other liabilities of $149.5 million.
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

The following table summarizes capital expenditures for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Ongoing capital	$4.6	$2.7
Environmental remediation capital(1)	1.4	2.8
Expansion capital - CMT(2)	2.0	—
Total	$8.0	$5.5

(1)	Includes capitalized interest of $0.6 million and $0.7 million in the three months ended March 31, 2016 and 2015, respectively.

(2)
Includes capital expenditures of $1.4 million on the ship loader expansion project paid for with pre-funded cash, which was restricted in conjunction with the acquisition of CMT and $0.6 million of interest capitalized in connection with the project.

In 2016, we expect lower ongoing capital spending across the entire fleet and will focus our efforts on projects that are geared toward asset care and increasing workforce safety. Additionally, we have shifted the timing of the environmental remediation project at Granite City and will begin the work in 2017.
In 2016, excluding capitalized interest and pre-funded capital projects at CMT, we expect our capital expenditures to be approximately $18 million, which includes ongoing capital expenditures of approximately $15 million. We expect that capital expenditures will remain at this level in 2017 and 2018.
We retained $119 million in proceeds from the Partnership Offering, and subsequent dropdowns to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $83 million to date and the remaining capital is expected to be spent through the first quarter of 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2016. Please refer to our Annual Report on Form 10-K dated February 18, 2016 for a summary of these policies.
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
Adjusted EBITDA represents earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization, adjusted for Coal Logistics deferred revenue and changes to our contingent consideration liability related to our acquisition of the CMT. Coal Logistics deferred revenue adjusts for coal and liquid tons the Partnership did not handle, but are included in Adjusted EBITDA as the associated take-or-pay fees are billed to the customer. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$56.5	$43.8
Add: Adjusted EBITDA attributable to Previous Owner(1)	—	1.5
Add: Adjusted EBITDA attributable to noncontrolling interest(2)	0.9	3.0
Adjusted EBITDA	$57.4	$48.3
Subtract:
Depreciation and amortization expense	$18.7	$14.6
Interest expense, net	12.5	11.2
(Gain) loss on extinguishment of debt	(20.4)	9.4
Income tax expense (benefit)	0.6	(3.3)
Coal Logistics deferred revenue(3)	9.2	—
Reduction of contingent consideration(4)	(3.7)	—
Net income	$40.5	$16.4
Add:
Depreciation and amortization expense	$18.7	$14.6
(Gain) loss on extinguishment of debt	(20.4)	9.4
Changes in working capital and other	1.6	(10.7)
Net cash provided by operating activities	$40.4	$29.7

(1)
Reflects net income attributable to our Granite City facility prior to the Granite City Dropdown on January 13, 2015 adjusted for Granite City's share of interest, taxes, depreciation and amortization during the same period.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

(3)
Coal Logistics deferred revenue adjusts for coal and liquid tons the Partnership did not handle, but are included in Adjusted EBITDA as the associated take-or-pay fees are billed to the customer. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract.

(4)
The Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability from $7.9 million at December 31, 2015 to $4.2 million at March 31, 2016, resulting in a $3.7 million gain, which was excluded from Adjusted EBITDA.

Below is a reconciliation of 2016 Estimated Adjusted EBITDA to its closest GAAP measures:

	2016
	Low	High
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$207	$217
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	3	3
Adjusted EBITDA	$210	$220
Subtract:
Depreciation and amortization expense	74	74
Interest expense, net	57	53
(Gain) loss on extinguishment of debt	(20)	(27)
Income tax expense	1	1
Reduction of contingent consideration(2)	(4)	(4)
Net income	$102	$123
Add:
Depreciation and amortization expense	74	74
Gain on extinguishment of debt	(20)	(27)
Changes in working capital and other	(7)	(7)
Net cash provided by operating activities	$149	$163

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

(2)
The Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability from $7.9 million at December 31, 2015 to $4.2 million at March 31, 2016, resulting in a $3.7 million gain, which was excluded from Adjusted EBITDA.

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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in these forward-looking statements. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our coal logistics business, including the supply and demand for thermal and/or metallurgical coals;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the coal market, in the carbon steel industry and other industries in which our customers operate;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke steam, or electric power, or for coal handling and logistics services;

•	our ability to identify acquisitions, execute them under favorable terms and integrate them into our existing business operations;

•	our ability to realize expected benefits from investments and acquisitions;

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

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with federal or state environmental statutes, rules or regulations;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking and/or coal logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	effects of adverse events relating to the business or commercial operations of all customers or supplies;

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
There have been no material changes to the Partnership's exposure to market risk since December 31, 2015.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Partnership's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On August 12, 2015 we acquired Raven Energy LLC including Convent Marine Terminal and consider the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Raven from our evaluation in the year from acquisition as permitted by the Securities and Exchange Commission. Raven represents $421.1 million of total assets and $7.7 million of total revenue in the combined and consolidated financial statements of the Partnership as of and for the three months ended March 31, 2016. We are currently in the process of evaluating and integrating Raven’s internal controls over financial reporting and expect to complete the integration of Raven’s internal controls in 2016. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 9 to our combined and consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at March 31, 2016.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Market Repurchases
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. At March 31, 2016, there was $37.2 million available under the authorized unit repurchase program. There were no unit repurchases during the first quarter of 2016.

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

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on April 27, 2016, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Equity; and, (v) the Notes to Combined and Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on April 27, 2016.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)