Form 10-Q
period 2016-06-30
SunCoke Energy Partners, L.P.
filed 2016-07-29
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The registrant had 46,210,119 common units outstanding at July 22, 2016.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Combined and Consolidated Financial Statements
SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$181.4	$207.6	$375.9	$410.9
Costs and operating expenses
Cost of products sold and operating expenses	128.6	155.6	262.8	303.0
Selling, general and administrative expenses	11.1	7.3	19.5	14.9
Depreciation and amortization expense	20.5	15.4	39.2	30.0
Total costs and operating expenses	160.2	178.3	321.5	347.9
Operating income	21.2	29.3	54.4	63.0
Interest expense, net	11.7	10.8	24.2	22.0
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Income before income tax expense	13.0	18.5	54.1	31.6
Income tax expense (benefit)	0.4	0.4	1.0	(2.9)
Net income	12.6	18.1	53.1	34.5
Less: Net income attributable to noncontrolling interests	0.5	1.1	1.2	4.3
Net income attributable to SunCoke Energy Partners, L.P./Previous Owner	$12.1	$17.0	$51.9	$30.2
Less: Net income attributable to Previous Owner	—	—	—	0.6
Net income attributable to SunCoke Energy Partners, L.P.	$12.1	$17.0	$51.9	$29.6

General partner's interest in net income	$1.7	$1.4	$11.8	$3.2
Limited partners' interest in net income	$10.4	$15.6	$40.1	$27.0
Net income per common unit (basic and diluted)	$0.23	$0.40	$0.86	$0.69
Net income per subordinated unit (basic and diluted)	$—	$0.40	$—	$0.69
Weighted average common units outstanding (basic and diluted)	46.2	23.6	46.2	23.4
Weighted average subordinated units outstanding (basic and diluted)	—	15.7	—	15.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$54.1	$48.6
Receivables	34.7	40.0
Receivables from affiliates, net	—	1.4
Inventories	72.8	77.1
Other current assets	3.8	2.0
Total current assets	165.4	169.1
Restricted cash	2.3	17.7
Properties, plants and equipment (net of accumulated depreciation of $322.5 million and $291.1 million at June 30, 2016 and December 31, 2015, respectively)	1,313.1	1,326.5
Goodwill	67.1	67.7
Other intangible assets, net	182.0	187.4
Deferred charges and other assets	—	0.5
Total assets	$1,729.9	$1,768.9
Liabilities and Equity
Accounts payable	$50.4	$45.3
Accrued liabilities	13.3	10.8
Deferred revenue	20.3	2.1
Payable to affiliate, net	9.4	—
Current portion of long-term debt	1.1	1.1
Interest payable	15.3	17.5
Total current liabilities	109.8	76.8
Long-term debt	824.1	894.5
Deferred income taxes	38.4	38.0
Asset retirement obligations	5.9	5.6
Other deferred credits and liabilities	6.0	9.0
Total liabilities	984.2	1,023.9
Equity
Held by public:
Common units (issued 20,794,423 and 20,787,744 units at June 30, 2016 and December 31, 2015, respectively)	296.4	300.0
Held by parent:
Common units (issued 25,415,696 and 9,705,999 units at June 30, 2016 and December 31, 2015, respectively)	410.1	211.0
Subordinated units (issued zero units at June 30, 2016 and 15,709,697 units at December 31, 2015)	—	203.3
General partner interest	24.3	15.1
Partners' capital attributable to SunCoke Energy Partners, L.P.	730.8	729.4
Noncontrolling interest	14.9	15.6
Total equity	745.7	745.0
Total liabilities and equity	$1,729.9	$1,768.9

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$53.1	$34.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39.2	30.0
Deferred income tax expense (benefit)	0.4	(3.5)
(Gain) loss on extinguishment of debt	(23.9)	9.4
Changes in working capital pertaining to operating activities:
Receivables	5.3	(11.4)
Receivables (payables) from affiliate, net	9.4	4.0
Inventories	4.3	20.1
Accounts payable	5.3	(12.6)
Accrued liabilities	2.5	1.7
Deferred revenue	18.2	—
Interest payable	(2.2)	1.5
Other	(3.5)	(1.2)
Net cash provided by operating activities	108.1	72.5
Cash Flows from Investing Activities:
Capital expenditures	(22.1)	(16.2)
Decrease in restricted cash	15.4	—
Other investing activities	2.1	—
Net cash used in investing activities	(4.6)	(16.2)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	210.8
Repayment of long-term debt	(47.0)	(149.5)
Debt issuance costs	—	(4.5)
Proceeds from revolving credit facility	20.0	—
Repayment of revolving credit facility	(20.0)	—
Distributions to unitholders (public and parent)	(57.5)	(46.0)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(1.9)	(1.5)
Capital contributions from SunCoke	8.4	—
Net cash (used in) provided by financing activities	(98.0)	9.3
Net increase in cash and cash equivalents	5.5	65.6
Cash and cash equivalents at beginning of period	48.6	33.3
Cash and cash equivalents at end of period	$54.1	$98.9
Supplemental Disclosure of Cash Flow Information
Interest paid	$28.3	$21.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2015	$300.0	$211.0	$203.3	$15.1	$15.6	$745.0
Conversion of subordinated units to common units	—	203.3	(203.3)	—	—	—
Partnership net income	21.1	19.0	—	11.8	1.2	53.1
Distribution to unitholders	(24.7)	(30.2)	—	(4.0)	—	(58.9)
Distributions to noncontrolling interest	—	—	—	—	(1.9)	(1.9)
Capital contribution from SunCoke	—	7.0	—	1.4		8.4
At June 30, 2016	$296.4	$410.1	$—	$24.3	$14.9	$745.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At June 30, 2016, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). We also own a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities and other SunCoke cokemaking facilities. Our Coal Logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At June 30, 2016, SunCoke, through a subsidiary, owned a 53.9 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
Incorporated in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited combined and consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year. These unaudited interim combined and consolidated financial statements and notes should be read in conjunction with the audited combined and consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The combined and consolidated financial statements for the periods presented pertain to the operations of the Partnership and give retrospective effect to include the results of operations and cash flows of Granite City (the "Previous Owner"), as a result of the January 2015 dropdown of a 75 percent interest in Granite City ("Granite City Dropdown").
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Partnership is currently evaluating this ASU to determine its potential impact on the Partnership's financial condition, results of operations, and cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients," which provides narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The Partnership is currently evaluating the new standard to determine its potential impact on the Partnership's financial condition, results of operations, and cash flows.
Reclassifications
Certain amounts in the prior period combined and consolidated financial statements have been reclassified to conform to the current year presentation.

2. Related Party Transactions and Agreements
The related party transactions with SunCoke and its affiliates are described below.
Transactions with Affiliate
Our Coal Logistics business provides coal handling and mixing services to certain SunCoke cokemaking operations. Coal Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $2.7 million and $5.3 million for the three and six months ended June 30, 2016, respectively, and $3.3 million and $6.3 million during the three and six months ended June 30, 2015, respectively. Additionally, Domestic Coke purchased $0.8 million of pad coal from SunCoke's cokemaking operations during the three months ended June 30, 2016. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $0.8 million and $0.9 million during the three and six months ended June 30, 2016, respectively, and $1.2 million and $2.7 million during the three and six months ended June 30, 2015, respectively. At June 30, 2016, net payables to SunCoke and affiliates were $9.4 million, which were recorded in payable to affiliates, net on the Consolidated Balance Sheets.
Our Coal Logistics business also provides coal handling and storage services to Murray American Coal ("Murray") and Foresight Energy LP ("Foresight"), who are related parties with The Cline Group. The Cline Group currently owns a 10.3 percent interest in the Partnership, acquired as part of the CMT acquisition. Additionally, Murray also holds a significant interest in Foresight. Sales to Murray and Foresight accounted for $5.4 million, or 2.9 percent, and $10.5 million or 2.8 percent, respectively, of the Partnership's sales and other operating revenue and were recorded in the Coal Logistics segment for the three and six months ended June 30, 2016. At June 30, 2016, receivables from Murray and Foresight were $10.2 million, which were recorded in receivables on the Consolidated Balance Sheets, and deferred revenue for minimum volume payments was $17.3 million, which was recorded in deferred revenue on the Consolidated Balance Sheets. Deferred revenue on these take-or-pay contracts is billed quarterly, but recognized into income at the earlier of when service is provided or annually based on the terms of the contract.
In connection with the acquisition of CMT, the Partnership assumed Raven Energy LLC's promissory note ("Promissory Note") of $114.9 million with a subsidiary of The Cline Group as the lender. At June 30, 2016, the outstanding balance was $113.7 million, which included $1.1 million recorded in the current portion of long-term debt and $112.6 million recorded in long-term debt on the Consolidated Balance Sheets. See Note 7. Additionally, as part of the acquisition of CMT, the Partnership entered into a contingent consideration agreement with The Cline Group, which had a fair value of $4.2 million at June 30, 2016 and was included in other deferred charges and liabilities on the Consolidated Balance Sheets. See Note 10.
Also as part of the CMT acquisition, the Partnership withheld $21.5 million in cash to fund the completion of capital improvements at CMT. The cash withheld was recorded as restricted cash on the Consolidated Balance Sheets. During the first quarter of 2016, the Partnership amended an agreement with The Cline Group, which unrestricted $6.0 million of the restricted cash and relieved any obligation of the Partnership to repay these amounts to The Cline Group. The remaining restricted cash balance as of June 30, 2016 of $2.3 million is primarily related to the installation of the new state-of-the-art ship loader, which is expected to be placed into service in the second half of 2016 and will allow for faster coal loading onto larger ships.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $6.9 million and $13.9 million for the three and six months ended June 30, 2016, respectively, and $6.7 million and $13.2 million during three and six months ended June 30, 2015, respectively, and are included in selling, general and administrative expenses on the Combined and Consolidated Statements of Income. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner. These allocations were increased in the first quarter of 2016 for additional support provided to the CMT operations.
In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $6.9 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.3 million included in payable to affiliate, net on the Consolidated Balance Sheets as of June 30, 2016.

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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
June 30, 2015	$0.5825	$29.0	August 31, 2015	August 14, 2015
September 30, 2015	$0.5940	$29.6	December 1, 2015	November 13, 2015
December 31, 2015	$0.5940	$29.5	March 1, 2016	February 15, 2016
March 31, 2016(1)	$0.5940	$29.4	June 1, 2016	May 16, 2016
June 30, 2016(2)	$0.5940	$29.5	September 1, 2016	August 15, 2016
(1) SunCoke provided the Partnership with deferred payment terms until April 2017 on the $1.4 million IDR cash distribution earned in the first quarter of 2016. The total cash disbursed from the distribution on June 1, 2016 was $28.0 million.
(2) On July 25, 2016, our Board of Directors declared a cash distribution of $0.5940 per unit, which will be paid on September 1, 2016, to unitholders of record on August 15, 2016.
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
The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Net income attributable to SunCoke Energy L.P./Previous Owner	$12.1	$17.0	$51.9	$30.2
Less: Expenses allocated to Common - SunCoke(1)	—	—	(7.0)	—
Less: Allocation of net income attributable to the Previous Owner to the general partner	—	—	—	0.6
Net income attributable to all partners	12.1	17.0	58.9	29.6
General partner's incentive distribution rights	1.4	1.1	10.8	2.0
Net income attributable to partners, excluding incentive distribution rights	10.7	15.9	48.1	27.6
General partner's ownership interest:	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	0.3	0.3	1.0	0.6
General partner's incentive distribution rights	1.4	1.1	10.8	2.0
Net income attributable to the Previous Owner	—	—	—	0.6
Total general partner's interest in net income	$1.7	$1.4	$11.8	$3.2
Common - public unitholder's interest in net income	$4.6	$6.7	$21.1	$11.6
Common - SunCoke interest in net income:
Common - SunCoke interest in net income	5.8	2.7	26.0	4.6
Expenses allocated to Common - SunCoke(1)	—	—	(7.0)	—
Total common - SunCoke interest in net income	5.8	2.7	19.0	4.6
Subordinated - SunCoke interest in net income	—	6.2	—	10.8
Total limited partners' interest in net income	$10.4	$15.6	$40.1	$27.0
(1) Per the amended Partnership agreement, expenses paid on behalf of the Partnership are to be allocated entirely to the partner who paid them. During the first quarter of 2016, SunCoke paid $7.0 million of allocated corporate costs on behalf of the Partnership and will not seek reimbursement for those costs. See Note 2. These expenses are recorded as a direct reduction to SunCoke's interest in net income for the six months ended June 30, 2016.
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

The calculation of earnings per unit is as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

	(Dollars and units in millions, except per unit amounts)
Net income attributable to SunCoke Energy L.P./Previous Owner	$12.1	$17.0	$51.9	$30.2
Less: Expenses allocated to Common - SunCoke	—	—	(7.0)	—
Less: Allocation of net income attributable to the Previous Owner to the general partner	—	—	—	0.6
Net income attributable to all partners	12.1	17.0	58.9	29.6
General partner's distributions (including, $1.4, $1.1, $2.8 and $2.0 million of incentive distribution rights, respectively)	2.0	1.5	4.0	2.9
Limited partners' distributions on common units	27.5	13.7	54.9	27.1
Limited partners' distributions on subordinated units	—	9.2	—	18.2
Distributions less than (greater than) earnings	(17.4)	(7.4)	—	(18.6)
General partner's earnings:
Distributions (including $1.4, $1.1, $2.8 and $2.0 million of cash incentive distribution rights, respectively)	2.0	1.5	4.0	2.9
Allocation of distributions less than (greater than) earnings	(0.3)	(0.1)	7.8	(0.3)
Net income attributable to Previous Owner	—	—	—	0.6
Total general partner's earnings	1.7	1.4	11.8	3.2
Limited partners' earnings on common units:
Distributions	27.5	13.7	54.9	27.1
Expenses allocated to Common - SunCoke	—	—	(7.0)	—
Allocation of distributions less than (greater than) earnings	(17.1)	(4.3)	(7.8)	(10.9)
Total limited partners' earnings on common units	10.4	9.4	40.1	16.2
Limited partners' earnings on subordinated units:
Distributions	—	9.2	—	18.2
Allocation of distributions greater than earnings	—	(3.0)	—	(7.4)
Total limited partners' earnings on subordinated units	—	6.2	—	10.8
Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	23.6	46.2	23.4
Subordinated - basic and diluted	—	15.7	—	15.7
Net income per limited partner unit:
Common - basic and diluted	$0.23	$0.40	$0.86	$0.69
Subordinated - basic and diluted	$—	$0.40	$—	$0.69
Unit Activity
Unit activity for the six months ended June 30, 2016:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2015	20,787,744	9,705,999	30,493,743	15,709,697
Units issued to directors	6,679	—	6,679	—
Conversion of subordinate units to common units	—	15,709,697	15,709,697	(15,709,697)
At June 30, 2016	20,794,423	25,415,696	46,210,119	—

4. Inventories
The components of inventories were as follows:

	June 30, 2016	December 31, 2015

	(Dollars in millions)
Coal	$39.4	$42.5
Coke	4.6	5.6
Materials, supplies, and other	28.8	29.0
Total inventories	$72.8	$77.1
5. Goodwill and Other Intangible Assets
Goodwill allocated to the Partnership's reportable segments as of June 30, 2016 and changes in the carrying amount of goodwill during the six months ended June 30, 2016 were as follows:

Coal Logistics

(Dollars in millions)
Net balance at December 31, 2015	$67.7
Adjustments(1)	(0.6)
Net balance at June 30, 2016	$67.1

(1)
In the first quarter of 2016, a working capital adjustment to the acquisition date fair value of the acquired net assets decreased the amount of the purchase price allocated to goodwill by $0.6 million.

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. There were no events or circumstances in the first half of 2016 that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value.
However, both the thermal and metallurgical coal markets remain challenged. Several U.S. coal producers, including certain of our Coal Logistics customers, have cut production and idled mining operations in response to market conditions. A number of coal producers also have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the U.S. coal industry is under extreme pressure, we do not know to what extent our Coal Logistics business may be affected.
A significant portion of our revenues and cash flows from CMT are derived from long-term, take-or-pay contracts with Foresight and Murray. However, both customers currently face significant challenges. Foresight has disclosed that it is in default of certain corporate indentures and other debt documents and has been actively negotiating an out-of-court restructuring with its bondholders and other creditors. On July 22, 2016, Foresight announced that it had reached agreements on a global restructuring of indebtedness with its bondholders, its lenders and other creditors. However, the terms of this global restructuring are complex and Foresight has disclosed that these agreements may be subject to termination upon commencement of a bankruptcy proceeding, or if certain conditions are not commenced by August 1, 2016 and then satisfied by August 31, 2016. While these agreements with its creditors are a positive development, there can be no assurance that Foresight’s proposed global restructuring ultimately will be consummated. Murray also has been affected by current economic conditions, and reported that on June 29, 2016 it sent a WARN Act notice to employees indicating that Murray could lay off as many as 4,400 employees, or about 80 percent of its workforce, due to weak coal markets. The WARN Act requires a 60-day waiting period before large layoffs can occur. In addition, Murray’s CEO has commented publicly regarding the risks to Murray’s business, including the risk of a potential bankruptcy.
Despite current challenges, our valuation model assumes performance under these contracts and future renewals. However, to the extent changes in factors or circumstances occur, such as a declaration of bankruptcy by Foresight and/or Murray, future assessments of goodwill and intangible assets may result in material impairment charges in the near term.

The components of intangible assets were as follows:

		June 30, 2016			December 31, 2015
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	6	$24.0	$2.8	$21.2	$24.0	$1.2	$22.8
Customer relationships	14	28.7	2.9	25.8	28.7	1.8	26.9
Permits	26	139.0	4.5	134.5	139.0	1.9	137.1
Trade name	2	1.2	0.7	0.5	1.2	0.6	0.6
Total		$192.9	$10.9	$182.0	$192.9	$5.5	$187.4
Total amortization expense for intangible assets subject to amortization was $2.8 million and $5.4 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively. Based on the carrying value of the finite-lived intangible assets as of June 30, 2016, we estimate amortization expense for each of the next five years as follows:

Amount

(Dollars in millions)
2016(1)	$5.1
2017	10.5
2018	10.5
2019	10.3
2020	10.3
2021-Thereafter	135.3
Total	$182.0
(1) Excludes amortization expense recorded during the six months ended June 30, 2016.
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
The Partnership recorded income tax expense of $0.4 million and $1.0 million for the three and six months ended June 30, 2016, compared to an income tax expense of $0.4 million for the three months ended June 30, 2015 and an income tax benefit of $2.9 million for the six months ended June 30, 2015. The six months ended June 30, 2015 included an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown. Earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown on January 13, 2015.

7. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	June 30, 2016	December 31, 2015

	(Dollars in millions)
7.375% senior notes, due 2020 ("Partnership Notes")	$482.6	$552.5
Revolving credit facility, due 2019 ("Partnership Revolver")	182.0	182.0
Promissory note payable, due 2021 ("Promissory Note")	113.7	114.3
Partnership's term loan, due 2019 ("Partnership Term Loan")	50.0	50.0
Total borrowings	828.3	898.8
Original issue premium	9.1	12.1
Debt issuance cost	(12.2)	(15.3)
Total debt	825.2	895.6
Less: current portion of long-term debt	1.1	1.1
Total long-term debt	$824.1	$894.5
Partnership Notes
During the three and six months ended June 30, 2016, the Partnership continued de-levering its balance sheet and repurchased $17.1 million and $69.9 million face value of outstanding Partnership Notes for $13.8 million and $46.4 million of cash payments, respectively. This resulted in a gain on extinguishment of debt of $3.5 million and $23.9 million during the three and six months ended June 30, 2016, respectively, which included the write-off of $0.2 million and $0.4 million, respectively, of unamortized original issue premium, net of unamortized debt issuance costs.
Partnership Revolver
At June 30, 2016, the Partnership Revolver had $1.5 million of letters of credit outstanding and an outstanding balance of $182.0 million, leaving $66.5 million available.
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
Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver.
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
As of June 30, 2016, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver and promissory agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

8. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Six Months Ended June 30,
	2016	2015

	(Dollars in millions)
Debt assumed by SunCoke Energy Partners, L.P.	$—	$135.0
Net assets of the Previous Owner not assumed by SunCoke Energy Partners, L.P.
Receivables	—	9.1
Property, plants and equipment	—	7.0
Deferred income taxes, net	—	62.8
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
We retained an aggregate of $119 million in proceeds from the IPO, the dropdown of Haverhill and Middletown and the Granite City Dropdown to fund these environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent $7 million related to these projects. We have spent approximately $83 million to date and the remaining capital is expected to be spent through the first quarter of 2019.
The Partnership is a party to certain other pending and threatened claims, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Partnership. Management of the Partnership believes that any liability which may arise from claims would not have a material adverse impact on our combined and consolidated financial statements.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership had no cash equivalents at June 30, 2016.

Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires us to make future payments to The Cline Group based on future volume over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability to $4.2 million at March 31, 2016, resulting in a $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Combined and Consolidated Statements of Income during the six months ended June 30, 2016. The contingent consideration liability remained at $4.2 million at June 30, 2016 and was included in other deferred credits and liabilities on the Consolidated Balance Sheets.
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
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2016, the estimated fair value of the Partnership's total debt was $748.9 million compared to a carrying amount of $828.3 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
11. Business Segment Disclosures
The Partnership derives its revenues from the Domestic Coke and Coal Logistics reportable segments. Domestic Coke operations are comprised of the Haverhill and Middletown cokemaking facilities located in Ohio and the Granite City cokemaking facility located in Illinois. These facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Steam is provided to third-party customers primarily pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Coke sales at the Partnership's cokemaking facilities are made pursuant to long-term, take-or-pay agreements with ArcelorMittal, AK Steel and U.S. Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
Coal Logistics operations are comprised of CMT located in Louisiana, Lake Terminal located in Indiana and KRT located in West Virginia. This business has a collective capacity to mix and transload approximately 35 million tons of coal annually and provides coal handling and/or mixing services to third-party customers as well as our own cokemaking facilities and other SunCoke cokemaking facilities. Coal handling and mixing results are presented in the Coal Logistics segment.
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$167.5	$195.7	$346.4	$388.7
Coal Logistics	13.9	11.9	29.5	22.2
Coal Logistics intersegment sales	1.7	1.6	3.2	3.3
Elimination of intersegment sales	(1.7)	(1.6)	(3.2)	(3.3)
Total sales and other operating revenue	$181.4	$207.6	$375.9	$410.9
Adjusted EBITDA:
Domestic Coke	$41.1	$42.2	$87.4	$90.7
Coal Logistics	5.3	5.0	11.2	7.6
Corporate and Other	(4.7)	(2.5)	(8.7)	(5.3)
Total Adjusted EBITDA	$41.7	$44.7	$89.9	$93.0
Depreciation and amortization expense:
Domestic Coke	$12.7	$13.5	$26.0	$26.3
Coal Logistics(1)	7.8	1.9	13.2	3.7
Total depreciation and amortization expense	$20.5	$15.4	$39.2	$30.0
Capital expenditures:
Domestic Coke	$5.5	$10.4	$11.4	$15.7
Coal Logistics	8.6	0.3	10.7	0.5
Total capital expenditures	$14.1	$10.7	$22.1	$16.2
(1) The Partnership revised the estimated useful lives of certain assets in its Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.05 per common unit, during the three months ended June 30, 2016.
The following table sets forth the Partnership’s total sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking revenues	$152.2	$180.8	$315.5	$357.2
Energy revenues	14.2	14.9	28.6	31.5
Coal logistics revenues	13.6	11.4	28.9	21.5
Other revenues	1.4	0.5	2.9	0.7
Total revenues	$181.4	$207.6	$375.9	$410.9
The following table sets forth the Partnership's segment assets:

	June 30, 2016	December 31, 2015

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,214.2	$1,233.1
Coal Logistics	513.7	534.6
Corporate and Other	2.0	1.2
Total assets	$1,729.9	$1,768.9

The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which represents earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization, adjusted for Coal Logistics changes to our contingent consideration liability related to our acquisition of the CMT. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016(1)	2015
	(Dollars in millions)
Net cash provided by operating activities	$67.7	$42.8	$108.1	$72.5
Subtract:
Depreciation and amortization expense	20.5	15.4	39.2	30.0
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Changes in working capital and other	38.1	9.3	39.7	(1.4)
Net income	$12.6	$18.1	$53.1	$34.5
Add:
Depreciation and amortization expense	$20.5	$15.4	$39.2	$30.0
Interest expense, net	11.7	10.8	24.2	22.0
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Income tax, net	0.4	0.4	1.0	(2.9)
Reduction of contingent consideration(2)	—	—	(3.7)	—
Adjusted EBITDA	$41.7	$44.7	$89.9	$93.0
Subtract:
Adjusted EBITDA attributable to Previous Owner(3)	$—	$—	$—	$1.5
Adjusted EBITDA attributable to noncontrolling interest (4)	0.8	2.6	1.7	5.6
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$40.9	$42.1	$88.2	$85.9

(1)
In response to the SEC’s May 2016 update to its guidance on the appropriate use of non-GAAP financial measures, first quarter of 2016 Adjusted EBITDA has been recast to no longer include Coal Logistics deferred revenue until it is recognized as GAAP revenue.

(2)
The Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability, resulting in a $3.7 million gain recorded during the six months ended June 30, 2016, which was excluded from Adjusted EBITDA.

(3)
Reflects net income attributable to our Granite City facility prior to the Granite City Dropdown on January 13, 2015 adjusted for Granite City's share of interest, taxes, depreciation and amortization during the same period.

(4)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.
12. Subsequent Events
In July of 2016, the Partnership entered into a sale-leaseback arrangement of certain integral equipment from the Domestic Coke segment and certain mobile equipment from the Coal Logistics segment for total proceeds of $16.2 million. The arrangement will be accounted for as a financing transaction.

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
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At June 30, 2016, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). We also own a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities and other SunCoke cokemaking facilities. Our Coal Logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At June 30, 2016, SunCoke, through a subsidiary, owned a 53.9 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our steelmaking customers are currently operating in an environment that is challenged by global overcapacity and lower demand.  While steel pricing has rebounded in 2016, aided by favorable rulings from the Department of Commerce ("DOC") and the International Trade Commission ("ITC") on unfairly traded steel imports, as well as improved global supply and demand dynamics, our customers have kept certain facilities idled as they await further signs of market stability.  Despite these challenges, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
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

We also provide coal handling and/or mixing services with our Coal Logistics business, which has collective capacity to mix and/or transload approximately 35 million tons of coal annually and store approximately 3 million tons. CMT is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload approximately 10 million tons of coal annually through its operations in Convent, Louisiana. Our terminal located in East Chicago, Indiana, Lake Terminal, provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload approximately 25 million tons of coal annually through its operations in West Virginia. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and/or mixing services to our customers on a fee per ton basis. We provide mixing and handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
The financial performance of our Coal Logistics business is substantially dependent upon a limited number of customers, each of whom currently is faced with a market depressed by oversupply and declining coal prices. Our CMT customers are also impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility.
Both the thermal and metallurgical coal markets remain challenged. Several U.S. coal producers, including certain of our Coal Logistics customers, have cut production and idled mining operations in response to market conditions. A number of coal producers also have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the U.S. coal industry is under extreme pressure, we do not know to what extent our Coal Logistics business may be affected.
A significant portion of our revenues and cash flows from CMT are derived from long-term, take-or-pay contracts with Foresight Energy LP ("Foresight") and Murray American Coal ("Murray"). However, both customers currently face significant challenges. Foresight has disclosed that it is in default of certain corporate indentures and other debt documents and has been actively negotiating an out-of-court restructuring with its bondholders and other creditors. On July 22, 2016, Foresight announced that it had reached agreements on a global restructuring of indebtedness with its bondholders, its lenders and other creditors. However, the terms of this global restructuring are complex and Foresight has disclosed that these agreements may be subject to termination upon commencement of a bankruptcy proceeding, or if certain conditions are not commenced by August 1, 2016 and then satisfied by August 31, 2016. While these agreements with its creditors are a positive development, there can be no assurance that Foresight’s proposed global restructuring ultimately will be consummated. Murray also has been affected by current economic conditions, and reported that on June 29, 2016 it sent a WARN Act notice to employees indicating that Murray could lay off as many as 4,400 employees, or about 80 percent of its workforce, due to weak coal markets. The WARN Act requires a 60-day waiting period before large layoffs can occur. In addition, Murray’s CEO has commented publicly regarding the risks to Murray’s business, including the risk of a potential bankruptcy.
While we do not know whether our major coal handling agreements would be assumed or rejected in a potential bankruptcy process involving any of our customers, the loss of any of these customers could have a significant and adverse effect on our Coal Logistics business, results of operations and financial condition, and our ability to make cash distributions.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”
Recent Developments
•AK Steel Make-Whole
Our Haverhill 2 cokemaking facility supplies coke to AK Steel under a long-term, take-or-pay contract until 2022. During the first quarter of 2016, AK Steel elected to reduce 2016 production by 75 thousand tons at our Haverhill 2 facility. As a result, Domestic Coke sales tons were lower than our previous volume targets by approximately 26 thousand tons and 36 thousand tons during the three and six months ended June 30, 2016, respectively. Based on our long-term, take-or-pay contract, AK Steel has provided us with make-whole payments. As such, we do not expect this arrangement to impact Adjusted EBITDA targets.
Second Quarter Key Financial Results

•
Total revenues decreased $26.2 million, or 12.6 percent, to $181.4 million in the three months ended June 30, 2016 primarily due to the pass-through of lower coal prices in our Domestic Coke segment and lower sales volumes.

•
Net income attributable to unitholders decreased $4.9 million to $12.1 million for the three months ended June 30, 2016 due to lower Coal Logistics sales volumes and the write-off of a $1.4 million receivable related to 2015 spot coke sales to Essar Algoma, partially offset by a $3.5 million gain on extinguishment of debt.

•	Cash distributions paid per unit were $0.5940 and $0.5715 during the three months ended June 30, 2016 and 2015, respectively.

•
Adjusted EBITDA decreased $3.0 million to $41.7 million in the three months ended June 30, 2016 compared to $44.7 million for the same period in 2015 due to lower Coal Logistics sales volumes and the $1.4 million write-off discussed above. These decreases were partially offset by contributions from CMT, which increased Adjusted EBITDA by $4.2 million.

Items Impacting Comparability

•
Convent Marine Terminal. Comparability between periods was impacted by the timing of the acquisition of CMT during the third quarter of 2015. CMT contributed revenues of $7.0 million and $14.7 million, respectively, costs and operating expense of $6.4 million and $10.2 million, respectively, and Adjusted EBITDA of $4.2 million and $8.0 million during three and six months ended June 30, 2016, respectively. The costs and operating expenses for the six months ended June 30, 2016, included the $3.7 million gain from the reduction in fair value to the contingent consideration liability discussed below.

•
Contingent consideration. In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volumes over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability, resulting in a $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Combined and Consolidated Statements of Income during the six months ended June 30, 2016.

•
Energy sales. Until the second quarter of 2015, Haverhill 1 sold steam to Haverhill Chemicals, which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill 1 provided steam, at no cost, to Altivia Petrochemicals, LLC ("Altivia"), which purchased the facility from Haverhill Chemicals. In the current arrangement, the Partnership is not currently generating revenues from providing steam to Altivia, which may be renegotiated beginning in 2018. The current arrangement mitigates costs associated with disposing of steam as well as potential compliance issues. Both revenues and Adjusted EBITDA decreased $0.6 million and $2.6 million during three and six months ended June 30, 2016, respectively, compared to the corresponding period of 2015 as a result of these arrangements.

•
(Gain) loss on extinguishment of debt. During the three and six months ended June 30, 2016, the Partnership recognized a gain on extinguishment of debt of $3.5 million and $23.9 million, respectively, in connection with the repurchase of Partnership Notes. See Note 7 to our combined and consolidated financial statements.

In connection with the dropdown of Granite City during the first quarter of 2015 ("Granite City Dropdown"), the Partnership assumed and repaid $135.0 million of SunCoke's outstanding notes. As a result of the redemption, a $9.4 million loss on extinguishment of debt was recorded in the six months ended June 30, 2015.

•
Income taxes. Income tax expense was $1.0 million for six months ended June 30, 2016 compared to the income tax benefit of $2.9 million in the same prior year period. The periods presented are not comparable, as earnings from the six months ended June 30, 2015 includes an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Revenues
Sales and other operating revenue	$181.4	$207.6	$375.9	$410.9
Costs and operating expenses
Cost of products sold and operating expenses	128.6	155.6	262.8	303.0
Selling, general and administrative expenses	11.1	7.3	19.5	14.9
Depreciation and amortization expense	20.5	15.4	39.2	30.0
Total costs and operating expenses	160.2	178.3	321.5	347.9
Operating income	21.2	29.3	54.4	63.0
Interest expense, net	11.7	10.8	24.2	22.0
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Income before income tax expense	13.0	18.5	54.1	31.6
Income tax expense (benefit)	0.4	0.4	1.0	(2.9)
Net income	12.6	18.1	53.1	34.5
Less: Net income attributable to noncontrolling interests	0.5	1.1	1.2	4.3
Net income attributable to SunCoke Energy Partners, L.P./Previous Owner	$12.1	$17.0	$51.9	$30.2
Less: Net income attributable to Previous Owner	—	—	—	0.6
Net income attributable to SunCoke Energy Partners, L.P.	$12.1	$17.0	$51.9	$29.6
Revenues. Total revenues were $181.4 million and $207.6 million for the three months ended June 30, 2016 and 2015, respectively, and were $375.9 million and $410.9 million for the six months ended June 30, 2016 and 2015, respectively.  These decreases were primarily due to the pass-through of lower coal prices in our Domestic Coke segment and lower sales volumes in both our Domestic Coke and Coal Logistics segments. These decreases were partially offset by additional revenues generated by our CMT business.
Costs and Operating Expenses. Total operating expenses were $160.2 million and $178.3 million for the three months ended June 30, 2016 and 2015, respectively, and were $321.5 million and $347.9 million for the six months ended June 30, 2016 and 2015, respectively. The decrease was primarily driven by reduced coal prices and lower volumes, partially offset by CMT costs and operating expenses previously discussed in "Items Impacting Comparability."
Interest Expense, net. Interest expense, net was $11.7 million and $10.8 million for the three months ended June 30, 2016 and 2015, respectively, and $24.2 million and $22.0 million for the six months ended June 30, 2016 and 2015, respectively. Additional borrowings in connection with the acquisition of CMT increased interest expense $3.2 million and $6.5 million for the three and six months ended June 30, 2016, respectively, and was partially offset by interest expense savings from the repurchase of $117.4 million of our senior notes since the fourth quarter of 2015.

Income Taxes. Income tax expense was $0.4 million for both the three months ended June 30, 2016 and 2015, and was $1.0 million for the six months ended June 30, 2016 compared to an income tax benefit of $2.9 million for the six months ended June 30, 2015. Comparability between periods was impacted by the Granite City Dropdown previously discussed in "Items Impacting Comparability."
Noncontrolling Interest. Income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Income attributable to noncontrolling interest was $0.5 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and was $1.2 million and $4.3 million for the six months ended June 30, 2016 and 2015, respectively.  The decrease is primarily due to SunCoke's decrease in ownership interest in Granite City from a 25 percent interest to a 2 percent interest in August of 2015.
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
Segment Operating Data
The following tables set forth financial and operating data for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$167.5	$195.7	$346.4	$388.7
Coal Logistics	13.9	11.9	29.5	22.2
Coal Logistics intersegment sales	1.7	1.6	3.2	3.3
Elimination of intersegment sales	(1.7)	(1.6)	(3.2)	(3.3)
Total	$181.4	$207.6	$375.9	$410.9
Adjusted EBITDA(1):
Domestic Coke	$41.1	$42.2	$87.4	$90.7
Coal Logistics	5.3	5.0	11.2	7.6
Corporate and Other	(4.7)	(2.5)	(8.7)	(5.3)
Total	$41.7	$44.7	$89.9	$93.0
Domestic Coke Operating Data:
Domestic Coke capacity utilization (%)	101	106	102	106
Domestic Coke production volumes (thousands of tons)	583	605	1,158	1,209
Domestic Coke sales volumes (thousands of tons)	579	633	1,160	1,211
Domestic Coke Adjusted EBITDA per ton(2)	$70.98	$66.67	$75.34	$74.90
Coal Logistics Operating Data:
Tons handled, excluding CMT (thousands of tons)(3)	2,962	4,366	6,052	8,160
Tons handled by CMT (thousands of tons)(3)	976	—	1,921	—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

Analysis of Segment Results
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $28.2 million, or 14.4 percent, to $167.5 million for the three months ended June 30, 2016 compared to $195.7 million for the corresponding period of 2015. The decrease was mainly due to lower sales volumes of 54 thousand tons, which decreased revenues by $14.1 million, primarily related to lower sales volumes to AK Steel, for which AK Steel provided make-whole payments as previously discussed in "Recent Developments." The remaining decrease of $14.1 million primarily relates to the pass-through of lower coal prices.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $1.1 million, or 2.6 percent, to $41.1 million for the three months ended June 30, 2016 compared to $42.2 million in the corresponding period of 2015 primarily due to the $1.4 million complete write-off of a receivable related to 2015 spot coke sales to Essar Algoma.
Depreciation expense, which was not included in segment profitability, was $12.7 million for the three months ended June 30, 2016 and was reasonably consistent with the prior year period.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $15.6 million for the three months ended June 30, 2016 compared to $13.5 million for the corresponding period of 2015. This increase was due to a $7.0 million contribution from CMT, partially offset by lower volumes at KRT and Lake Terminal. Below-target throughput in the current quarter was driven by demand-side challenges in both the thermal and metallurgical coal markets.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $5.3 million for the three months ended June 30, 2016 compared to $5.0 million in the prior year period. CMT contributed Adjusted EBITDA of $4.2 million in the current year period, which was mostly offset by lower volumes at KRT and Lake Terminal.
Depreciation and amortization expense, which was not included in segment profitability, was $7.8 million during the three months ended June 30, 2016 compared to $1.9 million during the same prior year period, primarily due to $3.6 million of depreciation and amortization expense associated with CMT. Additionally, the Partnership revised the estimated useful lives of certain assets in its Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.05 per common unit, during the three months ended June 30, 2016.
Corporate and Other
Corporate and other expenses increased $2.2 million to $4.7 million for the three months ended June 30, 2016 compared to $2.5 million in the same period of 2015, primarily due to higher spending on professional services and a higher allocation of costs from SunCoke.
Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $42.3 million, or 10.9 percent, to $346.4 million for the six months ended June 30, 2016 compared to $388.7 million for the corresponding period of 2015. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues $29.5 million. The remaining decrease of $12.8 million, was mostly the result of lower sales volumes of 51 thousand tons as compared to the prior year period driven primarily by lower sales volumes to AK Steel, for which AK Steel provided make-whole payments as previously discussed in "Recent Developments."

Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $3.3 million, or 3.6 percent, to $87.4 million for the six months ended June 30, 2016 compared to $90.7 million in the corresponding period of 2015. The absence of energy sales to Haverhill Chemicals and the receivables write-off previously discussed decreased Adjusted EBITDA $2.6 million and $1.4 million, respectively. These decreases were offset by increases of $0.7 million driven by lower operating and maintenance spending.
Depreciation and amortization expense, which was not included in segment profitability, was $26.0 million for the six months ended June 30, 2016 and was reasonably consistent with the prior year period.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $32.7 million for the six months ended June 30, 2016 compared to $25.5 million for the corresponding period of 2015. The increase was primarily due to a $14.7 million contribution from CMT, partially offset by lower volumes at KRT and Lake Terminal. Below-target throughput in the current quarter was driven by demand-side challenges in both the thermal and metallurgical coal markets.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $11.2 million for the six months ended June 30, 2016 compared to $7.6 million in the prior year period. CMT contributed Adjusted EBITDA of $8.0 million in the current year period, which was partially offset by lower volumes at KRT and Lake Terminal.
Depreciation and amortization expense, which was not included in segment profitability, was $13.2 million during the six months ended June 30, 2016 compared to $3.7 million during the same prior year period, primarily due to $7.2 million of depreciation and amortization expense associated with CMT. The Partnership revised the estimated useful lives of certain assets in its Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.05 per common unit, during the six months ended June 30, 2016.
Corporate and Other
Corporate and other expenses increased $3.4 million to $8.7 million for the six months ended June 30, 2016 compared to $5.3 million in the same period of 2015, primarily due to higher spending on professional services and a higher allocation of costs from SunCoke.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, and pay distributions. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. In addition, we are actively seeking to retire or repurchase a portion of our outstanding debt. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2016, we had $54.1 million of cash and cash equivalents and $66.5 million of borrowing availability under the Partnership Revolver.
On July 25, 2016, our Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on September 1, 2016 to unitholders of record on August 15, 2016. The Board of Director's decision to hold the quarterly distribution flat at $0.5940 per unit is part of our capital allocation strategy to utilize excess cash flow towards repurchasing our debt. The Partnership and its Board of Directors will continue to evaluate its capital allocation and distribution priorities on a quarterly basis.
In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $6.9 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.3 million included in payable to affiliate, net on the Consolidated Balance Sheets as of June 30, 2016. SunCoke will not provide sponsor support in the third quarter of 2016.

The Partnership, aided by sponsor support from SunCoke, repurchased $69.9 million face value of outstanding Partnership Notes for $46.4 million of cash payments in the open market during the six months ended June 30, 2016. This resulted in a gain on extinguishment of debt of $23.9 million during the six months ended June 30, 2016.
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
Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver.
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
As of June 30, 2016, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver and promissory agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015

	(Dollars in millions)
Net cash provided by operating activities	$108.1	$72.5
Net cash used in investing activities	(4.6)	(16.2)
Net cash (used in) provided by financing activities	(98.0)	9.3
Net increase in cash and cash equivalents	$5.5	$65.6
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $35.6 million to $108.1 million for the six months ended June 30, 2016 as compared to $72.5 million in the corresponding period of 2015. The increase primarily reflects the contribution of CMT's net cash provided by operating activities of $24.2 million in the first half of 2016 and the deferred payment terms on the $6.9 million of corporate costs allocation provided by our sponsor.
Cash Used in Investing Activities
Net cash used in investing activities decreased $11.6 million to $4.6 million for the six months ended June 30, 2016 as compared to $16.2 million in the corresponding period in 2015. The decrease is primarily due to the amendment of an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group as well as lower capital expenditures excluding the CMT capital expansion costs, which was funded from restricted cash.
Cash Used in Financing Activities
Net cash used in financing activities was $98.0 million for the six months ended June 30, 2016 as compared to net cash provided by financing activities of $9.3 million for the corresponding period of 2015. In 2016, we repurchased $69.9 million face value of outstanding Partnership Notes for $46.4 million of cash in the open market. The Partnership also repaid $0.6 million of the face value Promissory Note on June 30, 2016. Additionally, we made distributions to our unitholders of

$57.5 million and distributions to SunCoke of $1.9 million. The distributions were partially offset by capital contributions from SunCoke of $8.4 million from the reimbursement holiday and IDR giveback.
In the six months ended June 30, 2015, we received gross proceeds of $210.8 million from the issuance of Partnership Notes. These cash inflows were partially offset by debt issuance costs of $4.5 million, distributions to our unitholders of $46.0 million, distributions to SunCoke of $1.5 million and the repayment of debt assumed from SunCoke and other liabilities of $149.5 million.
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

The following table summarizes capital expenditures for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015

	(Dollars in millions)
Ongoing capital	$6.3	$9.8
Environmental remediation capital(1)	5.1	6.4
Expansion capital - CMT(2)	10.7	—
Total	$22.1	$16.2

(1)	Includes capitalized interest of $1.4 million and $1.5 million during the six months ended June 30, 2016 and 2015, respectively.

(2)
Includes capital expenditures of $9.5 million on the ship loader expansion project paid for with pre-funded cash, which was restricted in conjunction with the acquisition of CMT and $1.2 million of interest capitalized in connection with the project.

In 2016, we expect lower ongoing capital spending across the entire fleet and will focus our efforts on projects that are geared toward asset care and increasing workforce safety. Additionally, we have shifted the timing of the environmental remediation project at Granite City and will begin the work in 2017.
In 2016, excluding capitalized interest and pre-funded capital projects at CMT, we expect our capital expenditures to be approximately $17 million, which includes ongoing capital expenditures of approximately $12 million. We expect that capital expenditures will remain near this level in 2017 and 2018.
We retained $119 million in proceeds from the IPO, and subsequent dropdowns to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The

Partnership has spent approximately $83 million to date and the remaining capital is expected to be spent through the first quarter of 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
Other than additional disclosure on risk to our goodwill and other intangible assets in Note 5 to our combined and consolidated financial statements, there have been no other significant changes to our accounting policies during the six months ended June 30, 2016. Please refer to our Annual Report on Form 10-K dated February 18, 2016 for a summary of these policies.
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
Adjusted EBITDA represents earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization, adjusted for Coal Logistics changes to our contingent consideration liability related to our acquisition of the CMT. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016(1)	2015
	(Dollars in millions)
Net cash provided by operating activities	$67.7	$42.8	$108.1	$72.5
Subtract:
Depreciation and amortization expense	20.5	15.4	39.2	30.0
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Changes in working capital and other	38.1	9.3	39.7	(1.4)
Net income	$12.6	$18.1	$53.1	$34.5
Add:
Depreciation and amortization expense	$20.5	$15.4	$39.2	$30.0
Interest expense, net	11.7	10.8	24.2	22.0
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Income tax, net	0.4	0.4	1.0	(2.9)
Reduction of contingent consideration(2)	—	—	(3.7)	—
Adjusted EBITDA	$41.7	$44.7	$89.9	$93.0
Subtract:
Adjusted EBITDA attributable to Previous Owner(3)	$—	$—	$—	$1.5
Adjusted EBITDA attributable to noncontrolling interest (4)	0.8	2.6	1.7	5.6
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$40.9	$42.1	$88.2	$85.9

(1)
In response to the Securities & Exchange Commission’s May 2016 update to its guidance on the appropriate use of non-GAAP financial measures, first quarter of 2016 Adjusted EBITDA has been recast to no longer include Coal Logistics deferred revenue until it is recognized as GAAP revenue.

(2)
The Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability, resulting in a $3.7 million gain recorded during the six months ended June 30, 2016, which was excluded from Adjusted EBITDA.

(3)
Reflects net income attributable to our Granite City facility prior to the Granite City Dropdown on January 13, 2015 adjusted for Granite City's share of interest, taxes, depreciation and amortization during the same period.

(4)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

Below is a reconciliation of 2016 Estimated Adjusted EBITDA to its closest GAAP measures:

	2016
	Low	High
Net cash provided by operating activities	$149	$163
Subtract:
Depreciation and amortization expense	74	74
Gain on extinguishment of debt	(20)	(27)
Changes in working capital and other	(7)	(7)
Net Income	$102	$123
Add:
Depreciation and amortization expense	74	74
Interest expense, net	57	53
(Gain) loss on extinguishment of debt	(20)	(27)
Income tax expense	1	1
Reduction of contingent consideration(1)	(4)	(4)
Adjusted EBITDA	$210	$220
Subtract: Adjusted EBITDA attributable to noncontrolling interest(2)	3	3
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$207	$217

(1)
The Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability, resulting in a $3.7 million gain recorded during the six months ended June 30, 2016, which was excluded from Adjusted EBITDA.

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
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Partnership's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On August 12, 2015 we acquired Raven Energy LLC including Convent Marine Terminal and consider the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Raven from our evaluation in the year from acquisition as permitted by the Securities and Exchange Commission. Raven represents $413.6 million of total assets and $14.7 million of total revenue in the combined and consolidated financial statements of the Partnership as of and for the six months ended June 30, 2016, respectively. We are currently in the process of evaluating and integrating Raven’s internal controls over financial reporting and expect to complete the integration of Raven’s internal controls in 2016. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 9 to our combined and consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at June 30, 2016.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Market Repurchases
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. At June 30, 2016, there was $37.2 million available under the authorized unit repurchase program. There were no unit repurchases during the first half of 2016.

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

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, filed with the Securities and Exchange Commission on July 29, 2016, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Equity; and, (v) the Notes to Combined and Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on July 29, 2016.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)