Form 10-Q
period 2016-09-30
SunCoke Energy Partners, L.P.
filed 2016-10-25
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The registrant had 46,213,160 common units outstanding at October 21, 2016.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Combined and Consolidated Financial Statements
SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$185.5	$210.2	$561.4	$621.1
Costs and operating expenses
Cost of products sold and operating expenses	125.5	149.7	388.3	452.7
Selling, general and administrative expenses	9.0	9.8	28.5	24.7
Depreciation and amortization expense	18.1	17.0	57.3	47.0
Total costs and operating expenses	152.6	176.5	474.1	524.4
Operating income	32.9	33.7	87.3	96.7
Interest expense, net	11.5	12.4	35.7	34.4
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Income before income tax expense (benefit)	22.4	21.3	76.5	52.9
Income tax expense (benefit)	0.4	0.5	1.4	(2.4)
Net income	22.0	20.8	75.1	55.3
Less: Net income attributable to noncontrolling interests	0.7	1.3	1.9	5.6
Net income attributable to SunCoke Energy Partners, L.P./Previous Owner	$21.3	$19.5	$73.2	$49.7
Less: Net income attributable to Previous Owner	—	—	—	0.6
Net income attributable to SunCoke Energy Partners, L.P.	$21.3	$19.5	$73.2	$49.1

General partner's interest in net income	$1.8	$1.9	$13.6	$5.1
Limited partners' interest in net income	$19.5	$17.6	$59.6	$44.6
Net income per common unit (basic and diluted)	$0.42	$0.43	$1.29	$1.16
Net income per subordinated unit (basic and diluted)	$—	$0.38	$—	$1.00
Weighted average common units outstanding (basic and diluted)	46.2	27.4	46.2	24.8
Weighted average subordinated units outstanding (basic and diluted)	—	15.7	—	15.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$46.1	$48.6
Receivables	37.9	40.0
Receivables from affiliates, net	—	1.4
Inventories	67.9	77.1
Other current assets	2.2	2.0
Total current assets	154.1	169.1
Restricted cash	0.7	17.7
Properties, plants and equipment (net of accumulated depreciation of $338.0 million and $291.1 million at September 30, 2016 and December 31, 2015, respectively)	1,304.8	1,326.5
Goodwill	73.5	67.7
Other intangible assets, net	179.4	187.4
Deferred charges and other assets	—	0.5
Total assets	$1,712.5	$1,768.9
Liabilities and Equity
Accounts payable	$49.2	$45.3
Accrued liabilities	12.0	10.8
Deferred revenue	27.6	2.1
Payable to affiliate, net	6.2	—
Current portion of long-term debt and financing obligation	3.6	1.1
Interest payable	6.3	17.5
Total current liabilities	104.9	76.8
Long-term debt and financing obligation	817.6	894.5
Deferred income taxes	38.2	38.0
Asset retirement obligations	6.0	5.6
Other deferred credits and liabilities	8.3	9.0
Total liabilities	975.0	1,023.9
Equity
Held by public:
Common units (issued 20,797,464 and 20,787,744 units at September 30, 2016 and December 31, 2015, respectively)	293.0	300.0
Held by parent:
Common units (issued 25,415,696 and 9,705,999 units at September 30, 2016 and December 31, 2015, respectively)	405.7	211.0
Subordinated units (issued zero units at September 30, 2016 and 15,709,697 units at December 31, 2015)	—	203.3
General partner interest	24.1	15.1
Partners' capital attributable to SunCoke Energy Partners, L.P.	722.8	729.4
Noncontrolling interest	14.7	15.6
Total equity	737.5	745.0
Total liabilities and equity	$1,712.5	$1,768.9

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$75.1	$55.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57.3	47.0
Deferred income tax expense (benefit)	0.2	(3.1)
(Gain) loss on extinguishment of debt	(24.9)	9.4
Changes in working capital pertaining to operating activities:
Receivables	2.1	(28.0)
Receivables (payables) from affiliate, net	6.2	2.8
Inventories	9.2	16.7
Accounts payable	5.0	(4.1)
Accrued liabilities	1.2	0.3
Deferred revenue	25.5	1.1
Interest payable	(11.2)	(8.7)
Other	(5.7)	(0.5)
Net cash provided by operating activities	140.0	88.2
Cash Flows from Investing Activities:
Capital expenditures	(30.1)	(31.7)
Acquisition of business	—	(193.1)
Decrease (increase) in restricted cash	17.0	(21.5)
Other investing activities	2.1	—
Net cash used in investing activities	(11.0)	(246.3)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	—	30.0
Proceeds from issuance of long-term debt	—	210.8
Repayment of long-term debt	(60.8)	(149.8)
Proceeds from revolving credit facility	20.0	185.0
Repayment of revolving credit facility	(25.0)	—
Proceeds from financing obligation	16.2	—
Repayment of financing obligation	(0.5)	—
Debt issuance costs	(0.2)	(4.5)
Distributions to unitholders (public and parent)	(86.8)	(75.0)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(2.8)	(2.7)
Common public unit repurchases	—	(10.0)
Capital contributions from SunCoke	8.4	2.3
Net cash (used in) provided by financing activities	(131.5)	186.1
Net (decrease) increase in cash and cash equivalents	(2.5)	28.0
Cash and cash equivalents at beginning of period	48.6	33.3
Cash and cash equivalents at end of period	$46.1	$61.3
Supplemental Disclosure of Cash Flow Information
Interest paid	$49.8	$44.4

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2015	$300.0	$211.0	$203.3	$15.1	$15.6	$745.0
Conversion of subordinated units to common units	—	203.3	(203.3)	—	—	—
Partnership net income	29.9	29.7	—	13.6	1.9	75.1
Distribution to unitholders	(36.9)	(45.3)	—	(6.0)	—	(88.2)
Distributions to noncontrolling interest	—	—	—	—	(2.8)	(2.8)
Capital contribution from SunCoke	—	7.0	—	1.4		8.4
At September 30, 2016	$293.0	$405.7	$—	$24.1	$14.7	$737.5

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At September 30, 2016, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). We also own a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities and other SunCoke cokemaking facilities. Our Coal Logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At September 30, 2016, SunCoke, through a subsidiary, owned a 53.9 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
Incorporated in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited combined and consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year. These unaudited interim combined and consolidated financial statements and notes should be read in conjunction with the audited combined and consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

2. Related Party Transactions and Agreements
Transactions with Affiliate
Our Coal Logistics business provides coal handling and mixing services to certain SunCoke cokemaking operations. Coal Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $2.5 million and $7.7 million for the three and nine months ended September 30, 2016, respectively, and $4.0 million and $10.3 million during the three and nine months ended September 30, 2015, respectively. Additionally, Domestic Coke purchased coal from SunCoke and its affiliates totaling $1.6 million and $3.8 million during the three and nine months ended September 30, 2016, respectively, and $1.3 million and $3.9 million during the three and nine months ended September 30, 2015, respectively.
Our Coal Logistics business also provides coal handling and storage services to Murray American Coal ("Murray") and Foresight Energy LP ("Foresight"), who are related parties with The Cline Group. The Cline Group currently owns a 10.3 percent interest in the Partnership, acquired as part of the CMT acquisition. Additionally, Murray also holds a significant interest in Foresight. Sales to Murray and Foresight accounted for $4.6 million, or 2.5 percent, and $15.0 million or 2.7 percent of the Partnership's sales and other operating revenue and were recorded in the Coal Logistics segment for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2015, Coal Logistics recorded revenues derived from services provided to these related parties of $4.4 million. At September 30, 2016, receivables from Murray and Foresight were $11.6 million, which were recorded in receivables on the Consolidated Balance Sheets, and deferred revenue for minimum volume shortfall payments was $25.7 million, which was recorded in deferred revenue on the Consolidated Balance Sheets. Deferred revenue on these take-or-pay contracts is billed quarterly, but recognized into income at the earlier of when service is provided or annually based on the terms of the contract. At December 31, 2015, receivables from Murray and Foresight were $7.2 million, which were recorded in receivables on the Consolidated Balance Sheets, and there were no deferred revenues for minimum volume shortfall payments from these customers.
In connection with the acquisition of CMT, the Partnership assumed Raven Energy LLC's promissory note ("Promissory Note") of $114.9 million with a subsidiary of The Cline Group as the lender. See Note 7. Additionally, as part of the acquisition of CMT, the Partnership entered into a contingent consideration agreement with The Cline Group. See Note 10.
Also as part of the CMT acquisition, the Partnership withheld $21.5 million in cash to fund the completion of capital improvements at CMT. The cash withheld was recorded as restricted cash on the Consolidated Balance Sheets. During the first quarter of 2016, the Partnership amended an agreement with the Cline Group, which unrestricted $6.0 million of the restricted cash and relieved any obligation of the Partnership to repay these amounts to The Cline Group. The remaining restricted cash balance as of September 30, 2016 of $0.7 million is primarily related to the completion of the installation of the new state-of-the-art ship loader, which is expected to be placed into service during the fourth quarter of 2016 and will allow for faster coal loading onto larger ships.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $6.5 million and $20.4 million for the three and nine months ended September 30, 2016, respectively, and $6.5 million and $19.8 million during three and nine months ended September 30, 2015, respectively, and were included in selling, general and administrative expenses on the Combined and Consolidated Statements of Income. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner. These allocations were increased in the first quarter of 2016 for additional support provided to the CMT operations.
In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $6.9 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.3 million included in payable to affiliate, net on the Consolidated Balance Sheets as of September 30, 2016.
At September 30, 2016, net payables to SunCoke and affiliates were $6.2 million, which were recorded in payable to affiliates, net on the Consolidated Balance Sheets. At December 31, 2015, net receivables from SunCoke and affiliates were $1.4 million, which were recorded in receivable from affiliates, net on the Consolidated Balance Sheets.

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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
June 30, 2015	$0.5825	$29.0	August 31, 2015	August 14, 2015
September 30, 2015	$0.5940	$29.6	December 1, 2015	November 13, 2015
December 31, 2015	$0.5940	$29.5	March 1, 2016	February 15, 2016
March 31, 2016(1)	$0.5940	$29.4	June 1, 2016	May 16, 2016
June 30, 2016	$0.5940	$29.5	September 1, 2016	August 15, 2016
September 30, 2016(2)	$0.5940	$29.5	December 1, 2016	November 15, 2016
(1) SunCoke provided the Partnership with deferred payment terms until April 2017 on the $1.4 million IDR cash distribution earned in the first quarter of 2016. The total cash disbursed from the distribution on June 1, 2016 was $28.0 million.
(2) On October 18, 2016, our Board of Directors declared a cash distribution of $0.5940 per unit, which will be paid on December 1, 2016, to unitholders of record on November 15, 2016.
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

The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Net income attributable to SunCoke Energy L.P./Previous Owner	$21.3	$19.5	$73.2	$49.7
Less: Expenses allocated to Common - SunCoke(1)	—	—	(7.0)	—
Less: Allocation of net income attributable to the Previous Owner to the general partner	—	—	—	0.6
Net income attributable to all partners	21.3	19.5	80.2	49.1
General partner's incentive distribution rights	1.4	1.6	12.2	3.6
Net income attributable to partners, excluding incentive distribution rights	19.9	17.9	68.0	45.5
General partner's ownership interest:	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	0.4	0.3	1.4	0.9
General partner's incentive distribution rights	1.4	1.6	12.2	3.6
Net income attributable to the Previous Owner	—	—	—	0.6
Total general partner's interest in net income	$1.8	$1.9	$13.6	$5.1
Common - public unitholder's interest in net income	$8.8	$7.7	$29.9	$19.3
Common - SunCoke interest in net income:
Common - SunCoke interest in net income	10.7	3.4	36.7	8.0
Expenses allocated to Common - SunCoke(1)	—	—	(7.0)	—
Total common - SunCoke interest in net income	10.7	3.4	29.7	8.0
Subordinated - SunCoke interest in net income	—	6.5	—	17.3
Total limited partners' interest in net income	$19.5	$17.6	$59.6	$44.6
(1)Per the amended Partnership agreement, expenses paid on behalf of the Partnership are to be allocated entirely to the partner who paid them. During the first quarter of 2016, SunCoke paid $7.0 million of allocated corporate costs on behalf of the Partnership and will not seek reimbursement for those costs. See Note 2. These expenses are recorded as a direct reduction to SunCoke's interest in net income for the nine months ended September 30, 2016.
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

The calculation of earnings per unit is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

	(Dollars and units in millions, except per unit amounts)
Net income attributable to SunCoke Energy L.P./Previous Owner	$21.3	$19.5	$73.2	$49.7
Less: Expenses allocated to Common - SunCoke	—	—	(7.0)	—
Less: Allocation of net income attributable to the Previous Owner to the general partner	—	—	—	0.6
Net income attributable to all partners	21.3	19.5	80.2	49.1
General partner's distributions (including, $1.4, $1.6, $12.2 and $3.6 million of incentive distribution rights, respectively)	2.0	2.0	6.0	5.2
Limited partners' distributions on common units	27.5	18.2	82.4	49.6
Limited partners' distributions on subordinated units	—	9.4	—	27.6
Distributions less than (greater than) earnings	(8.2)	(10.1)	(8.2)	(33.3)
General partner's earnings:
Distributions (including $1.4, $1.6, $12.2 and $3.6 million of cash incentive distribution rights, respectively)	2.0	2.0	6.0	5.2
Allocation of distributions less than (greater than) earnings	(0.2)	(0.1)	7.6	(0.7)
Net income attributable to Previous Owner	—	—	—	0.6
Total general partner's earnings	1.8	1.9	13.6	5.1
Limited partners' earnings on common units:
Distributions	27.5	18.2	82.4	49.6
Expenses allocated to Common - SunCoke	—	—	(7.0)	—
Allocation of distributions less than (greater than) earnings	(8.0)	(6.6)	(15.8)	(20.9)
Total limited partners' earnings on common units	19.5	11.6	59.6	28.7
Limited partners' earnings on subordinated units:
Distributions	—	9.4	—	27.6
Allocation of distributions greater than earnings	—	(3.4)	—	(11.7)
Total limited partners' earnings on subordinated units	—	6.0	—	15.9
Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	27.4	46.2	24.8
Subordinated - basic and diluted	—	15.7	—	15.7
Net income per limited partner unit:
Common - basic and diluted	$0.42	$0.43	$1.29	$1.16
Subordinated - basic and diluted	$—	$0.38	$—	$1.00
Unit Activity
Unit activity for the nine months ended September 30, 2016:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2015	20,787,744	9,705,999	30,493,743	15,709,697
Units issued to directors	9,720	—	9,720	—
Conversion of subordinate units to common units	—	15,709,697	15,709,697	(15,709,697)
At September 30, 2016	20,797,464	25,415,696	46,213,160	—

4. Inventories
The components of inventories were as follows:

	September 30, 2016	December 31, 2015

	(Dollars in millions)
Coal	$35.5	$42.5
Coke	4.2	5.6
Materials, supplies, and other	28.2	29.0
Total inventories	$67.9	$77.1
5. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to the Partnership's reportable segments as of September 30, 2016 and changes in the carrying amount of goodwill during the nine months ended September 30, 2016 were as follows:

Coal Logistics

(Dollars in millions)
Net balance at December 31, 2015	$67.7
Adjustments(1)(2)	5.8
Net balance at September 30, 2016	$73.5

(1)
In the first quarter of 2016, a working capital adjustment to the acquisition date fair value of the acquired net assets decreased the amount of the purchase price allocated to goodwill by $0.6 million.

(2) In the third quarter of 2016, an adjustment to the acquisition date fair value of the contingent consideration liability increased the amount of the purchase price allocated to goodwill by $6.4 million.
The components of intangible assets were as follows:

		September 30, 2016			December 31, 2015
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	6	$24.0	$3.7	$20.3	$24.0	$1.2	$22.8
Customer relationships	14	28.7	3.3	25.4	28.7	1.8	26.9
Permits	26	139.0	5.8	133.2	139.0	1.9	137.1
Trade name	2	1.2	0.7	0.5	1.2	0.6	0.6
Total		$192.9	$13.5	$179.4	$192.9	$5.5	$187.4
Total amortization expense for intangible assets subject to amortization was $2.6 million and $8.0 million for the three and nine months ended September 30, 2016, respectively, and $1.3 million and $1.7 million for the three and nine months ended September 30, 2015, respectively.
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

The Partnership recorded income tax expense of $0.4 million and $1.4 million for the three and nine months ended September 30, 2016, compared to income tax expense of $0.5 million for the three months ended September 30, 2015 and income tax benefit of $2.4 million for the nine months ended September 30, 2015. The nine months ended September 30, 2015 included an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown. Earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until the date of the Granite City Dropdown on January 13, 2015.
The Internal Revenue Service has commenced an audit on the Partnership's 2013 tax return. Although no assurance can be given, the Partnership does not anticipate any material changes in prior year taxable income as a result of the audit.
7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	September 30, 2016	December 31, 2015

	(Dollars in millions)
7.375% senior notes, due 2020 ("Partnership Notes")	$468.1	$552.5
Revolving credit facility, due 2019 ("Partnership Revolver")	177.0	182.0
Promissory note payable, due 2021 ("Promissory Note")	113.5	114.3
Partnership's term loan, due 2019 ("Partnership Term Loan")	50.0	50.0
5.82% financing obligation, due 2021 ("Financing Obligation")	15.7	—
Total borrowings	824.3	898.8
Original issue premium	8.2	12.1
Debt issuance cost	(11.3)	(15.3)
Total debt and financing obligation	821.2	895.6
Less: current portion of long-term debt and financing obligation	3.6	1.1
Total long-term debt and financing obligation	$817.6	$894.5
Partnership Notes
During the nine months ended September 30, 2016, the Partnership continued de-levering its balance sheet and repurchased $84.4 million face value of outstanding Partnership Notes for $60.0 million of cash payments. This resulted in a gain on extinguishment of debt of $24.9 million during the nine months ended September 30, 2016, which included the write-off of $0.5 million of unamortized original issue premium, net of unamortized debt issuance costs.
Partnership Revolver
The Partnership repaid $5.0 million on the Partnership Revolver during the third quarter of 2016 and at September 30, 2016 had $1.5 million of letters of credit outstanding and an outstanding balance of $177.0 million, leaving $71.5 million available. Subsequent to September 30, 2016, on October 4, 2016, the Partnership repaid an additional $5.0 million on the Partnership Revolver.
Financing Obligation
On July 22, 2016, the Partnership entered into a sale-leaseback arrangement of certain integral equipment from the Domestic Coke segment and certain mobile equipment from the Coal Logistics segment for total proceeds of $16.2 million. The leaseback agreement has an initial lease period of 60 months, with an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. Under Accounting Standards Codification ("ASC") 840 "Leases", the early buyout option results in a form of continuing involvement by the Partnership, and therefore the arrangement is accounted for as a financing transaction. The Partnership repaid $0.5 million of the financing obligation during the third quarter of 2016. Annual future minimum lease payments are approximately $2.5 million to $3.0 million through 2019 and $7.3 million in 2020, which includes the early buyout option payment.
Covenants
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability, and the ability of certain of the Partnership’s subsidiaries, to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements governing the Partnership's debt.
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
As of September 30, 2016, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver and promissory agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
8. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Nine Months Ended September 30,
	2016	2015

	(Dollars in millions)
Debt assumed by SunCoke Energy Partners, L.P.	$—	$294.5
Equity issuances	—	144.4
Net assets of the Previous Owner not assumed by SunCoke Energy Partners, L.P.
Receivables	—	9.1
Property, plants and equipment	—	7.0
Deferred income taxes, net	—	62.8
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
We retained an aggregate of $119 million in proceeds from the IPO, the dropdown of Haverhill and Middletown and the Granite City Dropdown to fund these environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent $7 million related to these projects. We have spent approximately $85 million to date and the remaining capital is expected to be spent through the first quarter of 2019.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership had $0.1 million of cash equivalents at September 30, 2016.
Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires us to make future payments to The Cline Group based on future volume over a specified threshold, price, and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at September 30, 2016 and December 31, 2015 was $6.0 million and $7.9 million, and was included in other deferred charges and liabilities on the Consolidated Balance Sheets. During the third quarter of 2016, the Partnership recorded an adjustment to the acquisition date fair value of the contingent consideration liability, which increased the liability and goodwill by $6.4 million. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group. These amended terms and subsequent fair value adjustments to the contingent consideration decreased costs of products sold and operating expenses on the Combined and Consolidated Statement of Income by $4.6 million and $8.3 million during the three and nine months ended September 30, 2016, respectively.
Deferred Compensation
The Partnership offers its Board of Directors the opportunity to defer their unit-based compensation. The Partnership measures the fair value of the deferred compensation on a quarterly basis using the Partnership's closing unit price as of the end of the period, or Level 1 inputs. The fair value of the Board of Directors deferred compensation was $1.3 million and $0.4 million as of September 30, 2016 and December 31, 2015, respectively, and was included in other deferred credits and liabilities on the Consolidated Balance Sheets. The fair value adjustments increased selling, general and administrative expenses by $0.4 million and $0.7 million during the three and nine months ended September 30, 2016, respectively and decreased selling, general and administrative expenses by $0.1 million and $0.4 million during the three and nine months ended September 30, 2015, respectively.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2016, the estimated fair value of the Partnership's total debt was $792.5 million compared to a carrying amount of $824.3 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.

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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$170.8	$192.4	$517.2	$581.1
Coal Logistics	14.7	17.8	44.2	40.0
Coal Logistics intersegment sales	1.5	1.7	4.7	5.0
Elimination of intersegment sales	(1.5)	(1.7)	(4.7)	(5.0)
Total sales and other operating revenue	$185.5	$210.2	$561.4	$621.1
Adjusted EBITDA:
Domestic Coke	$42.9	$46.6	$130.3	$137.3
Coal Logistics	7.0	9.3	18.2	16.9
Corporate and Other	(4.2)	(5.2)	(12.9)	(10.5)
Total Adjusted EBITDA	$45.7	$50.7	$135.6	$143.7
Depreciation and amortization expense:
Domestic Coke	$12.7	$13.5	$38.7	$39.8
Coal Logistics(1)	5.4	3.5	18.6	7.2
Total depreciation and amortization expense	$18.1	$17.0	$57.3	$47.0
Capital expenditures:
Domestic Coke	$4.4	$14.7	$15.8	$30.4
Coal Logistics	3.6	0.8	14.3	1.3
Total capital expenditures	$8.0	$15.5	$30.1	$31.7
(1) The Partnership revised the estimated useful lives of certain assets in its Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.05 per common unit, during the nine months ended September 30, 2016.

The following table sets forth the Partnership’s total sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking revenues	$155.8	$176.9	$471.3	$534.0
Energy revenues	13.9	15.5	42.5	47.0
Coal logistics revenues	14.2	17.2	43.2	38.7
Other revenues	1.6	0.6	4.4	1.4
Total revenues	$185.5	$210.2	$561.4	$621.1

The following table sets forth the Partnership's segment assets:

	September 30, 2016	December 31, 2015

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,192.0	$1,233.1
Coal Logistics	519.7	534.6
Corporate and Other	0.8	1.2
Total assets	$1,712.5	$1,768.9
The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which represents earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization, adjusted for Coal Logistics changes to our contingent consideration liability related to our acquisition of the CMT and the expiration of certain acquired contractual obligations. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(1)	2016(1)	2015(1)
	(Dollars in millions)
Net cash provided by operating activities	$31.9	$15.7	$140.0	$88.2
Subtract:
Depreciation and amortization expense	18.1	17.0	57.3	47.0
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Changes in working capital and other	(7.2)	(22.1)	32.5	(23.5)
Net income	$22.0	$20.8	$75.1	$55.3
Add:
Depreciation and amortization expense	$18.1	$17.0	$57.3	$47.0
Interest expense, net	11.5	12.4	35.7	34.4
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Income tax expense (benefit), net	0.4	0.5	1.4	(2.4)
Contingent consideration adjustments(2)	(4.6)	—	(8.3)	—
Non-cash reversal of acquired contractual obligation(3)	(0.7)	—	(0.7)	—
Adjusted EBITDA	$45.7	$50.7	$135.6	$143.7
Subtract:
Adjusted EBITDA attributable to Previous Owner(4)	$—	$—	$—	$1.5
Adjusted EBITDA attributable to noncontrolling interest (5)	0.9	1.9	2.6	7.5
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$44.8	$48.8	$133.0	$134.7

(1)
Beginning in the second quarter of 2016, in response to the SEC’s May 2016 update to its guidance on the appropriate use of non-GAAP financial measures, Adjusted EBITDA no longer includes Coal Logistics deferred revenue until it is recognized as GAAP revenue.

(2)
The Partnership amended the contingent consideration terms with The Cline Group during the first quarter of 2016. These amendments and subsequent fair value adjustments resulted in gains of $4.6 million and $8.3 million recorded during the three and nine months ended September 30, 2016, respectively, which were excluded from Adjusted EBITDA.

(3)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In third quarter of 2016, the final acquired contractual performance obligation expired without the customer requiring performance. As such, the Partnership reversed the liability in the period as we no longer have any obligations under the contract.

(4)
Reflects net income attributable to our Granite City facility prior to the Granite City Dropdown on January 13, 2015 adjusted for Granite City's share of interest, taxes, depreciation and amortization during the same period.

(5)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At September 30, 2016, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). We also own a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities and other SunCoke cokemaking facilities. Our Coal Logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At September 30, 2016, SunCoke, through a subsidiary, owned a 53.9 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our steelmaking customers are currently operating in an environment that is challenged by global overcapacity and lower demand.  While steel pricing has rebounded in 2016, aided by favorable rulings from the Department of Commerce ("DOC") and the International Trade Commission ("ITC") on unfairly traded steel imports, as well as stabilized global supply and demand dynamics, our customers have kept certain facilities idled as they await further signs of market stability. Despite these challenges, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
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

We also provide coal handling and/or mixing services with our Coal Logistics business, which has collective capacity to mix and/or transload approximately 35 million tons of coal annually and store approximately 3 million tons. CMT is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload approximately 10 million tons of coal annually through its operations in Convent, Louisiana. The facility is supported by long-term, take-or-pay contracts with volume commitments covering all of its current capacity. Our terminal located in East Chicago, Indiana, Lake Terminal, provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload approximately 25 million tons of coal annually through its operations in West Virginia. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and/or mixing services to our customers on a fee per ton basis. We provide mixing and handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
The financial performance of our Coal Logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility.
While the thermal and metallurgical coal markets were severely challenged during the first half of the year, they have improved in recent months.  A handful of formerly bankrupt coal producers have emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code, and a number of formerly idled coal mines have been brought back into service.  Additionally, domestic and global metallurgical and thermal coal prices have surged from previous lows during early 2016, resulting in improved mining economics for previously unprofitable operations.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”

Recent Developments
•CMT Customer Developments
A significant portion of our revenues and cash flows from CMT are derived from long-term, take-or-pay contracts with Foresight Energy LP ("Foresight") and Murray American Coal ("Murray"). Previously, Foresight disclosed that it was in default of certain corporate indentures and other debt documents. However, on August 30, 2016, Foresight completed an out-of-court restructuring of more than $1.4 billion of indebtedness with its bondholders and other creditors that resolved its previously disclosed default. Additionally on September 1, 2016, Foresight received a Moody's Investors Services upgrade on its corporate family rating to Caa2 from Caa3. Murray has also been affected by the volatile coal market conditions. However, on September 28, 2016, Murray's CEO reported that Murray had completed each step in its plan to lower the risk of bankruptcy. He stated that these steps included the ratification of a new labor agreement with United Mine Workers of America and the renegotiation of an EBITDA covenant with the lenders in Murray's financing arrangements.
During the third quarter of 2016, the Partnership entered into an agreement with these two customers to provide a volume based rebate in 2016 and 2017 to incentivize throughput in a low API2 index price environment. The incentives are phased out as the API2 index price increases. In exchange for the volume incentives, each customer extended its take-or-pay contracts for one year at 2 million tons. We do not expect these arrangements to impact Adjusted EBITDA targets in 2016.
•AK Steel Make-Whole
Our Haverhill 2 cokemaking facility supplies coke to AK Steel under a long-term, take-or-pay contract until 2022. During the first quarter of 2016, AK Steel elected to reduce 2016 production by approximately 75 thousand tons at our Haverhill 2 facility. As a result, Domestic Coke sales tons were lower than our previous volume targets by approximately 23 thousand tons and 59 thousand tons during the three and nine months ended September 30, 2016, respectively. Based on our long-term, take-or-pay contract, AK Steel has provided us with make-whole payments. As such, we do not expect this arrangement to impact Adjusted EBITDA targets.
Third Quarter Key Financial Results

•
Total revenues decreased $24.7 million, or 11.8 percent, to $185.5 million in the three months ended September 30, 2016 primarily due to the pass-through of lower coal prices in our Domestic Coke segment as well as lower sales volumes in both our Domestic Coke and Coal Logistics segments.

•
The Partnership recorded deferred revenue from Coal Logistics take-or-pay billings for minimum volume shortfalls of $8.8 million during the three months ended September 30, 2016, the majority of which is expected to be recognized into revenues in the fourth quarter of 2016, compared to $1.1 million of deferred revenue from take-or-pay billings recorded during the three months ended September 30, 2015, the majority of which was recognized into revenues during the fourth quarter of 2015.

•
Net income attributable to unitholders increased $1.8 million to $21.3 million for the three months ended September 30, 2016 primarily due to fair value adjustments to our contingent consideration obligation, mostly offset by the items impacting Adjusted EBITDA, discussed below.

•	Cash distributions paid per unit were $0.5940 and $0.5825 during the three months ended September 30, 2016 and 2015, respectively.

•
Adjusted EBITDA decreased $5.0 million to $45.7 million in the three months ended September 30, 2016 compared to $50.7 million for the same period in 2015 primarily due to lower sales volumes in both our cokemaking and logistics operations as well as lower energy sales as a result of scheduled outages in the current year period.

Items Impacting Comparability

•
Convent Marine Terminal Acquisition. Comparability between periods was impacted by the acquisition of CMT on August 12, 2015. During the three and nine months ended September 30, 2016, CMT contributed revenues of $7.0 million and $21.7 million, respectively, costs and operating expense of $1.1 million and $11.3 million, respectively, and Adjusted EBITDA of $4.3 million and $12.3 million, respectively. The costs and operating expenses for the three and nine months ended September 30, 2016, included the $4.6 million and $8.3 million gains, respectively, from the reduction in fair value to the contingent consideration liability. See Note 10 to our combined and consolidated financial statements. During the three months ended September 30, 2015, CMT contributed revenues of $5.7 million, costs and operating expense of $3.1 million and Adjusted EBITDA of $4.3 million.

•
Energy sales. Until the second quarter of 2015, Haverhill 1 sold steam to Haverhill Chemicals LLC ("Haverhill Chemicals"), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill 1 provided steam, at no cost, to Altivia Petrochemicals, LLC ("Altivia"), which purchased the facility from Haverhill Chemicals. In the current arrangement, the Partnership is not currently generating revenues from providing steam to Altivia, which may be renegotiated beginning in 2018. The absence of steam sales decreased total revenues $2.6 million in the nine months ended September 30, 2016 compared to the corresponding period of 2015. The current arrangement mitigates costs associated with disposing of steam as well as potential compliance issues, which resulted in cost savings of $1.0 million and $1.1 million during the three and nine months ended September 30, 2016, respectively.

•
(Gains) Losses on Extinguishment of Debt. During the three and nine months ended September 30, 2016, the Partnership recognized a gain on extinguishment of debt of $1.0 million and $24.9 million, respectively, in connection with the repurchase of Partnership Notes. See Note 7 to our combined and consolidated financial statements.

In connection with the dropdown of Granite City during the first quarter of 2015 ("Granite City Dropdown"), the Partnership assumed and repaid $135.0 million of SunCoke's outstanding notes. As a result of the redemption, a $9.4 million loss on extinguishment of debt was recorded in the nine months ended September 30, 2015.

•
Income taxes. Income tax expense was $1.4 million for nine months ended September 30, 2016 compared to the income tax benefit of $2.4 million in the same prior year period. The periods presented are not comparable, as earnings from the nine months ended September 30, 2015 includes an income tax benefit of $4.0 million related to the tax impacts of the Granite City Dropdown.

•
Noncontrolling Interest. Income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Income attributable to noncontrolling interest was $0.7 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and was $1.9 million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease is primarily due to SunCoke's decrease in ownership interest in Granite City from a 25 percent interest to a 2 percent interest in August of 2015.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Revenues
Sales and other operating revenue	$185.5	$210.2	$561.4	$621.1
Costs and operating expenses
Cost of products sold and operating expenses	125.5	149.7	388.3	452.7
Selling, general and administrative expenses	9.0	9.8	28.5	24.7
Depreciation and amortization expense	18.1	17.0	57.3	47.0
Total costs and operating expenses	152.6	176.5	474.1	524.4
Operating income	32.9	33.7	87.3	96.7
Interest expense, net	11.5	12.4	35.7	34.4
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Income before income tax expense (benefit)	22.4	21.3	76.5	52.9
Income tax expense (benefit)	0.4	0.5	1.4	(2.4)
Net income	22.0	20.8	75.1	55.3
Less: Net income attributable to noncontrolling interests	0.7	1.3	1.9	5.6
Net income attributable to SunCoke Energy Partners, L.P./Previous Owner	$21.3	$19.5	$73.2	$49.7
Less: Net income attributable to Previous Owner	—	—	—	0.6
Net income attributable to SunCoke Energy Partners, L.P.	$21.3	$19.5	$73.2	$49.1
Revenues. Total revenues were $185.5 million and $210.2 million for the three months ended September 30, 2016 and 2015, respectively, and were $561.4 million and $621.1 million for the nine months ended September 30, 2016 and 2015, respectively.  These decreases were primarily due to the pass-through of lower coal costs in our Domestic Coke segment and lower sales volumes in both our Domestic Coke and Coal Logistics segments, partially offset by the impact of the timing of the acquisition of CMT previously discussed in "Items Impacting Comparability."
Costs and Operating Expenses. Total operating expenses were $152.6 million and $176.5 million for the three months ended September 30, 2016 and 2015, respectively, and were $474.1 million and $524.4 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease was primarily driven by reduced coal prices and lower volumes, partially offset by the impact of the timing of the acquisition of CMT previously discussed in "Items Impacting Comparability."
Interest Expense, net. Interest expense, net was $11.5 million and $12.4 million for the three months ended September 30, 2016 and 2015, respectively, and $35.7 million and $34.4 million for the nine months ended September 30, 2016 and 2015, respectively. Additional borrowings in connection with the acquisition of CMT increased interest expense $1.5 million and $8.0 million for the three and nine months ended September 30, 2016, respectively, and was more than offset by interest expense savings from the repurchase of $131.9 million of our senior notes since the fourth quarter of 2015.
Income Taxes. Income tax expense was $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, and was $1.4 million for the nine months ended September 30, 2016 compared to an income tax benefit of $2.4 million for the nine months ended September 30, 2015. Comparability between periods was impacted by the Granite City Dropdown previously discussed in "Items Impacting Comparability."
Noncontrolling Interest. Income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Income attributable to noncontrolling interest was $0.7 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and was $1.9 million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively.  Comparability between periods was impacted by the Granite City Dropdown previously discussed in "Items Impacting Comparability."
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
Segment Operating Data
The following tables set forth financial and operating data for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$170.8	$192.4	$517.2	$581.1
Coal Logistics	14.7	17.8	44.2	40.0
Coal Logistics intersegment sales	1.5	1.7	4.7	5.0
Elimination of intersegment sales	(1.5)	(1.7)	(4.7)	(5.0)
Total	$185.5	$210.2	$561.4	$621.1
Adjusted EBITDA(1):
Domestic Coke	$42.9	$46.6	$130.3	$137.3
Coal Logistics	7.0	9.3	18.2	16.9
Corporate and Other	(4.2)	(5.2)	(12.9)	(10.5)
Total	$45.7	$50.7	$135.6	$143.7
Domestic Coke Operating Data:
Domestic Coke capacity utilization (%)	103	107	102	106
Domestic Coke production volumes (thousands of tons)	593	619	1,751	1,828
Domestic Coke sales volumes (thousands of tons)	595	615	1,755	1,826
Domestic Coke Adjusted EBITDA per ton(2)	$72.10	$75.77	$74.25	$75.19
Coal Logistics Operating Data:
Tons handled, excluding CMT (thousands of tons)(3)	3,214	4,332	9,266	12,492
Tons handled by CMT (thousands of tons)(3)	841	817	2,762	817

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.
Analysis of Segment Results
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $21.6 million, or 11.2 percent, to $170.8 million for the three months ended September 30, 2016 compared to $192.4 million for the corresponding period of 2015. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues by $16.9 million. The remaining decrease of $4.7 million was primarily due to lower sales volumes of 20 thousand tons as compared to the prior year period, which was primarily driven by lower sales volumes to AK Steel, for which AK Steel provided make-whole payments as previously discussed in "Recent Developments."
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $3.7 million, or 7.9 percent, to $42.9 million for the three months ended September 30, 2016 compared to $46.6 million in the corresponding period of 2015, primarily due to $1.6 million of lower energy sales related to scheduled outages as well as the timing of sales volumes.
Depreciation expense, which was not included in segment profitability, was $12.7 million for the three months ended September 30, 2016 and was reasonably consistent with the prior year period.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue decreased $3.3 million, or 16.9 percent, to $16.2 million for the three months ended September 30, 2016 compared to $19.5 million for the corresponding period of 2015. This decrease was driven by lower volumes at KRT and Lake Terminal, partly offset by a full quarter of CMT results, which contributed $1.3 million more revenues as compared to the prior year period. Below-target throughput in the current quarter was driven by demand-side challenges in both the thermal and metallurgical coal markets.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA decreased $2.3 million, or 24.7 percent, to $7.0 million for the three months ended September 30, 2016 compared to $9.3 million in the prior year period. The decrease in Adjusted EBITDA was primarily driven by lower volumes discussed above. Despite a full quarter of operations, Adjusted EBITDA contributed by CMT was consistent with the prior year as a result of a full quarter of operating costs on only slightly higher volumes. Adjusted EBITDA results exclude Coal Logistics deferred revenue until it is recognized as GAAP revenue, which is at the end of the annual contract period, or typically in the fourth quarter of each year.
Depreciation and amortization expense, which was not included in segment profitability, was $5.4 million during the three months ended September 30, 2016 compared to $3.5 million during the same prior year period, primarily driven by a full quarter of depreciation and amortization of CMT assets.
Corporate and Other
Corporate and other expenses decreased $1.0 million, or 19.2 percent, to $4.2 million for the three months ended September 30, 2016 compared to $5.2 million in the same period of 2015, primarily due to $2.2 million of acquisition and business development costs incurred in the prior year period, partially offset by current period mark-to-market adjustments in deferred compensation caused by increases in the Partnership's unit price as well as higher legal expenses.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $63.9 million, or 11.0 percent, to $517.2 million for the nine months ended September 30, 2016 compared to $581.1 million for the corresponding period of 2015. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues by $46.4 million. The remaining decrease of $17.5 million was primarily the result of lower sales volumes of 71 thousand tons as compared to the prior year period. These lower volumes were primarily driven by lower sales volumes to AK Steel, for which AK Steel provided make-whole payments as previously discussed in "Recent Developments," as well as the timing of shipments at Granite City.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $7.0 million, or 5.1 percent, to $130.3 million for the nine months ended September 30, 2016 compared to $137.3 million in the corresponding period of 2015. Lower energy sales related to scheduled outages as well as the absence of energy sales to Haverhill Chemicals, as previously discussed in "Items Impacting Comparability," decreased Adjusted EBITDA by $4.4 million. Lower coal-to-coke yield gains driven by lower coal prices, the timing of sales volumes, and a receivable write-off related to 2015 sales to Essar Algoma further decreased Adjusted EBITDA by $1.1 million, $2.6 million and $1.4 million, respectively. These impacts were offset by increases of $2.5 million driven by lower operating and maintenance spending.
Depreciation and amortization expense, which was not included in segment profitability, was $38.7 million for the nine months ended September 30, 2016 and was reasonably consistent with the prior year period.

Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue increased $3.9 million, or 8.7 percent, to $48.9 million for the nine months ended September 30, 2016 compared to $45.0 million for the corresponding period of 2015. The increase was driven by nine months of CMT results, which contributed $16.0 million more revenues as compared to the post-acquisition prior year period. Decreases of $12.1 million partially offset these items, driven by lower volumes at KRT and Lake Terminal. Below-target throughput for the nine months ended September 30, 2016 was driven by demand-side challenges in both the thermal and metallurgical coal markets.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA increased $1.3 million, or 7.7 percent, to $18.2 million for the nine months ended September 30, 2016 compared to $16.9 million in the prior year period. The increase was primarily driven by nine months of CMT results, which contributed an additional $8.0 million of Adjusted EBITDA as compared to the post-acquisition prior year period. The impact of CMT was partially offset by decreases of $6.7 million, driven by lower volumes at KRT and Lake Terminal discussed above. Adjusted EBITDA results exclude Coal Logistics deferred revenue until it is recognized as GAAP revenue, which is at the end of the annual contract period, or typically in the fourth quarter of each year.
Depreciation and amortization expense, which was not included in segment profitability, was $18.6 million during the nine months ended September 30, 2016 compared to $7.2 million during the prior year period, primarily driven by nine months of depreciation and amortization of CMT assets in the current year period. Additionally, the Partnership revised the estimated useful lives of certain assets in its Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.05 per common unit, during the nine months ended September 30, 2016.
Corporate and Other
Corporate and other expenses increased $2.4 million, or 22.9 percent, to $12.9 million for the nine months ended September 30, 2016 compared to $10.5 million in the same period of 2015. The increase in costs was primarily due to a higher allocation of costs from SunCoke and current period mark-to-market adjustments in deferred compensation caused by increases in the Partnership's unit price, partially offset by acquisition and business development costs of $2.6 million incurred in the prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, and pay distributions. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. In addition, we may from time to time seek to retire or repurchase our outstanding debt. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of September 30, 2016, we had $46.1 million of cash and cash equivalents and $71.5 million of borrowing availability under the Partnership Revolver.
On October 18, 2016, our Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on December 1, 2016 to unitholders of record on November 15, 2016. The Partnership and its Board of Directors will continue to evaluate its capital allocation and distribution priorities on a quarterly basis.
On July 22, 2016, the Partnership entered into a sale-leaseback arrangement of certain equipment from the Domestic Coke and Coal Logistics segments for total proceeds of $16.2 million. The leaseback agreement has an initial lease period of 60 months, with an effective interest rate of 5.82 percent and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The Partnership repaid $0.5 million of the financing obligation during the third quarter of 2016. Annual future minimum lease payments are approximately $2.5 million to $3.0 million through 2019 and $7.3 million in 2020, which includes the early buyout option payment.
In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $6.9 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of

$8.3 million included in payable to affiliate, net on the Consolidated Balance Sheets as of September 30, 2016. SunCoke did not provide sponsor support in the third quarter of 2016 and will not provide sponsor support in the fourth quarter of 2016.
Entering 2016, the Partnership anticipated generating excess liquidity of at least $60 million, including sponsor support, to meaningfully de-lever the Partnership's balance sheet in 2016. The Partnership repurchased $84.4 million face value of outstanding Partnership Notes for $60.0 million of cash payments in the open market during the nine months ended September 30, 2016, resulting in a gain on extinguishment of debt of $24.9 million. Additionally, the Partnership repaid $5.0 million on the Partnership Revolver during the third quarter of 2016, and subsequent to September 30, 2016, on October 4, 2016, the Partnership repaid an additional $5.0 million on the Partnership Revolver. As of October 25, 2016, the Partnership had reduced debt by approximately $80 million during 2016, net of proceeds received on the sale-leaseback arrangement, utilizing approximately $55 million of excess liquidity. The Partnership expects to achieve our $60 million target during the fourth quarter of 2016.
During the first quarter of 2016, the Partnership issued $1.5 million of letters of credit as collateral to its surety providers in connection with workers' compensation, general liability and other financial guarantee obligations.
The Partnership is subject to certain debt covenants that, among other things, limit the Partnership’s ability, and the ability of certain of the Partnership’s subsidiaries, to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements governing the Partnership's debt.
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
As of September 30, 2016, the Partnership was in compliance with all applicable debt covenants contained in the Partnership Revolver and promissory agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015

	(Dollars in millions)
Net cash provided by operating activities	$140.0	$88.2
Net cash used in investing activities	(11.0)	(246.3)
Net cash (used in) provided by financing activities	(131.5)	186.1
Net (decrease) increase in cash and cash equivalents	$(2.5)	$28.0
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $51.8 million to $140.0 million for the nine months ended September 30, 2016 as compared to $88.2 million in the corresponding period of 2015. The increase reflects CMT's net increase in cash provided by operating activities of $27.5 million, which includes cash received on quarterly take-or-pay billings for minimum volume shortfalls recorded in deferred revenue, during the nine months ended September 30, 2016 and the deferred payment terms on the $6.9 million of corporate costs allocation provided by our sponsor in 2016. Additionally, in the prior year period, the Partnership received a late customer payment of $18.0 million on October 1, 2015.

Cash Used in Investing Activities
Net cash used in investing activities decreased $235.3 million to $11.0 million for the nine months ended September 30, 2016 as compared to $246.3 million in the corresponding period in 2015. The decrease is primarily due to the prior year period acquisition of CMT resulting in an investing cash outflow of $193.1 million and an additional $21.5 million of restricted cash withheld to fund the completion of the expansion capital improvements. Additionally, during the nine months ended September 30, 2016, the Partnership amended an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group. The remaining decrease was due to lower capital expenditures excluding the CMT capital expansion costs, which was funded from restricted cash.
Cash Used in Financing Activities
Net cash used in financing activities was $131.5 million for the nine months ended September 30, 2016 as compared to net cash provided by financing activities of $186.1 million for the corresponding period of 2015. In 2016, we repurchased $84.4 million face value of outstanding Partnership Notes for $60.0 million of cash in the open market. The Partnership also repaid $0.8 million of the face value Promissory Note and $5.0 million on the Partnership Revolver as of September 30, 2016. Additionally, we made distributions to our unitholders of $86.8 million and distributions to SunCoke of $2.8 million. The distributions were partially offset by capital contributions from SunCoke of $8.4 million from the reimbursement holiday and IDR giveback and the proceeds received from the sale-leaseback arrangement of $16.2 million, which is accounted for as a financing obligation.
In the nine months ended September 30, 2015, we received gross proceeds of $210.8 million from the issuance of Partnership Notes, $185.0 million drawn on the Partnership Revolver, $30.0 million from the issuance of 1.8 million common units in SunCoke Energy Partners, L.P and $2.3 million from the issuance of general partner interest to SunCoke. These cash inflows were partially offset by debt issuance costs of $4.5 million, distributions to our unitholders of $75.0 million, repurchase of $10.0 million of common units under the unit repurchase program, distributions to SunCoke of $2.7 million, and the repayment of debt assumed from Suncoke and other liabilities of $149.8 million, including a redemption premium of $7.7 million.
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

The following table summarizes capital expenditures for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015

	(Dollars in millions)
Ongoing capital	$10.7	$13.1
Environmental remediation capital(1)	6.5	18.6
Expansion capital - CMT(2)	12.9	—
Total	$30.1	$31.7

(1)	Includes capitalized interest of $2.2 million and $2.6 million during the nine months ended September 30, 2016 and 2015, respectively.

(2)
Includes capital expenditures of $11.0 million and on the ship loader expansion project paid for with pre-funded cash, which was restricted in conjunction with the acquisition of CMT during the nine months ended September 30, 2016. Additionally, in connection with this project we had capitalized interest of $1.9 million during the nine months ended September 30, 2016.

In 2016, we expect lower ongoing capital spending across the entire fleet and will focus our efforts on projects that are geared toward asset care and increasing workforce safety. Additionally, we have shifted the timing of the environmental remediation project at Granite City and will focus on the work during 2017 through 2019.
In 2016, excluding capitalized interest and pre-funded capital projects at CMT, we expect our capital expenditures to be approximately $17 million, which includes ongoing capital expenditures of approximately $12 million. We expect that capital expenditures will remain near this level in 2017 and 2018.
We retained $119 million in proceeds from the IPO, and subsequent dropdowns to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $85 million to date and the remaining capital is expected to be spent through the first quarter of 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
Accounting for Goodwill
Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit to below its carrying value. The analysis of potential goodwill impairment employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exits, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. The Partnership's Coal Logistics reporting unit had goodwill carrying amounts of $73.5 million and $67.7 million as of September 30, 2016 and December 31, 2015, respectively. See Note 5 to our combined and consolidated financial statements.
The most recent step one analysis resulted in the fair value of the Coal Logistics reporting unit exceeding its carrying value by approximately 10 percent. A significant portion of our Coal Logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts as well as future contract renewals and an 18 percent discount rate representing the estimated weighted average cost of capital. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Coal Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 5 percent change in estimated cumulative discounted cash flows of the reporting unit or a 100 basis point change in the discount rate would not have impacted the results of our step one analysis.

To the extent changes in factors or circumstances occur, such as a loss of either Murray or Foresight as customers, future assessments of goodwill and intangible assets may result in material impairment charges.
Accounting for Finite-Lived Intangible Assets
We have finite-lived intangible assets with net values of $179.4 million and $187.4 million as of September 30, 2016 and December 31, 2015, respectively. Intangible assets are primarily comprised of customer contracts, customer relationships, and permits. The permits made up $133.2 million and $137.1 million of the balance at September 30, 2016 and December 31, 2015, respectively, and represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency (the “EPA”) and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years based on the expected useful life of the significant operating equipment at the facility. These permits have an average remaining renewal term of approximately 3.7 years. The permits were renewed regularly prior to our acquisition of CMT. We also have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future.
We test the carrying amount of our finite-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if a potential impairment exists while the second step measures the associated impairment loss, if any. An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. No triggering events occurred during the years presented.

Other than the disclosures above, there have been no other significant changes to our accounting policies during the nine months ended September 30, 2016. Please refer to our Annual Report on Form 10-K dated February 18, 2016 for a summary of these policies.
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
Adjusted EBITDA represents earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization, adjusted for Coal Logistics changes to our contingent consideration liability related to our acquisition of the CMT and the expiration of certain acquired contractual obligations. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(1)	2016(1)	2015(1)
	(Dollars in millions)
Net cash provided by operating activities	$31.9	$15.7	$140.0	$88.2
Subtract:
Depreciation and amortization expense	18.1	17.0	57.3	47.0
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Changes in working capital and other	(7.2)	(22.1)	32.5	(23.5)
Net income	$22.0	$20.8	$75.1	$55.3
Add:
Depreciation and amortization expense	$18.1	$17.0	$57.3	$47.0
Interest expense, net	11.5	12.4	35.7	34.4
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Income tax expense (benefit), net	0.4	0.5	1.4	(2.4)
Contingent consideration adjustments(2)	(4.6)	—	(8.3)	—
Non-cash reversal of acquired contractual obligation(3)	(0.7)	—	(0.7)	—
Adjusted EBITDA	$45.7	$50.7	$135.6	$143.7
Subtract:
Adjusted EBITDA attributable to Previous Owner(4)	$—	$—	$—	$1.5
Adjusted EBITDA attributable to noncontrolling interest (5)	0.9	1.9	2.6	7.5
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$44.8	$48.8	$133.0	$134.7

(1)
Beginning in the second quarter of 2016, in response to the Securities & Exchange Commission’s May 2016 update to its guidance on the appropriate use of non-GAAP financial measures, Adjusted EBITDA no longer includes Coal Logistics deferred revenue until it is recognized as GAAP revenue.

(2)
The Partnership amended the contingent consideration terms with The Cline Group during the first quarter of 2016. These amendments and subsequent fair value adjustments resulted in gains of $4.6 million and $8.3 million recorded during the three and nine months ended September 30, 2016, respectively, which were excluded from Adjusted EBITDA.

(3)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In third quarter of 2016, the final acquired contractual performance obligation expired without the customer requiring performance. As such, the Partnership reversed the liability in the period as we no longer have any obligations under the contract.

(4)
Reflects net income attributable to our Granite City facility prior to the Granite City Dropdown on January 13, 2015 adjusted for Granite City's share of interest, taxes, depreciation and amortization during the same period.

(5)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

Below is a reconciliation of 2016 Estimated Adjusted EBITDA to its closest GAAP measures:

	2016
	Low	High
Net cash provided by operating activities	$149	$163
Subtract:
Depreciation and amortization expense	74	74
Gain on extinguishment of debt	(20)	(27)
Changes in working capital and other	(12)	(12)
Net Income	$107	$128
Add:
Depreciation and amortization expense	74	74
Interest expense, net	57	53
(Gain) loss on extinguishment of debt	(20)	(27)
Income tax expense	1	1
Contingent consideration adjustments(1)	(8)	(8)
Non-cash reversal of acquired contractual obligation(2)	(1)	(1)
Adjusted EBITDA	$210	$220
Subtract: Adjusted EBITDA attributable to noncontrolling interest(3)	3	3
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$207	$217

(1)
The Partnership amended the contingent consideration terms with The Cline Group during the first quarter of 2016. These amendments and subsequent fair value adjustments resulted in gains of $4.6 million and $8.3 million recorded during the three and nine months ended September 30, 2016, respectively, which were excluded from Adjusted EBITDA.

(2)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In third quarter of 2016, the final acquired contractual performance obligation expired without the customer requiring performance. As such, the Partnership reversed the liability in the period as we no longer have any obligations under the contract.

(3)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

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
There have been no material changes to the Partnership's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Partnership's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On August 12, 2015, the Partnership acquired Raven Energy LLC ("Raven") and considers the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Raven from our evaluation in the year from acquisition as permitted by the Securities and Exchange Commission. We are currently in the process of evaluating and integrating Raven’s controls over financial reporting. Raven represented $421.3 million of total assets and $21.7 million of total revenue in the consolidated financial statements of the Company as of and for the nine months ended September 30, 2016. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 9 to our combined and consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at September 30, 2016.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Market Repurchases
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. At September 30, 2016, there was $37.2 million available under the authorized unit repurchase program. There were no unit repurchases during the first three quarters of 2016.

Item 5.	Other Information
Notice of Beginning of Administrative Proceeding
The Internal Revenue Service (“IRS”) mailed a Notice of Beginning of Administrative Proceeding (“NBAP”) to us dated August 18, 2016 stating that the IRS has commenced an audit of our 2013 partnership tax return. Under IRS regulations, the Partnership is required to communicate the NBAP to all limited partners who hold less than 1 percent of our outstanding units (“Non-Notice Partners”) within 75 days of receipt of the NBAP.
To provide the NBAP to its Non-Notice Partners, a copy of the NBAP is furnished as Exhibit 99.1. To the extent future communications regarding this audit are necessary, they will be provided in a future SEC filing. We are fully cooperating with the IRS in the audit process. Although no assurance can be given, we do not anticipate any material changes in prior year taxable income as a result of the audit. We encourage our unitholders to consult their tax advisers if they have any questions.

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

95.1*	Mine Safety Disclosures

99.1*	U.S. Department of the Treasury, Internal Revenue Service, Tax Matters Partner Notice of Beginning of Administrate Proceeding, dated as of August 18, 2016

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, filed with the Securities and Exchange Commission on October 25, 2016, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Equity; and, (v) the Notes to Combined and Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on October 25, 2016.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)