Form 10-K
period 2016-12-31
SunCoke Energy Partners, L.P.
filed 2017-02-16
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10 percent or more of the common units outstanding, for this purpose, as affiliates of the registrant) as of June 30, 2016 was $223,560,994, computed based on a price per common unit of $10.80, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.
As of February 10, 2017, the registrant had 46,215,877 common units outstanding.

SUNCOKE ENERGY PARTNERS, L.P.

PART I

Item 1.	Business
Overview
SunCoke Energy Partners, L.P., (the "Partnership," "we," "our" and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke.  We also provide coal handling and/or mixing services at our Coal Logistics terminals to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal mining customers.
At December 31, 2016, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") and SunCoke Energy, Inc. ("SunCoke") owned the remaining 2 percent interest in each of Haverhill, Middletown, and Granite City. The Partnership also owns a 100 percent interest in all of its coal logistics terminals. Through its subsidiary, SunCoke owned a 53.9 percent limited partnership interest in us and indirectly owned and controls our general partner, which holds a 2 percent general partner interest in us and all of our incentive distribution rights ("IDRs").
On October 31, 2016, SunCoke announced that it had submitted a proposal to the Board of Directors of the general partner of the Partnership to acquire all of the Partnership’s common units not already owned by SunCoke ("Simplification Transaction"). The proposed transaction is to be structured as a merger of the Partnership with a wholly-owned subsidiary of SunCoke, and is subject to the negotiation and execution of definitive documents and approval of SunCoke's Board of Directors and the Conflicts Committee of our Board of Directors. The Conflicts Committee, which is composed of only the independent directors of the Board of Directors of our general partner, is considering the proposal pursuant to applicable procedures established in our partnership agreement and the Conflicts Committee’s charter. The transaction also will require majority approval from SunCoke's common stockholders. SunCoke owns a majority of our common units and intends to vote in favor of the transaction. The proposed Simplification Transaction is also conditioned upon receipt of customary regulatory approvals.
We were organized in Delaware since July 2012, and are headquartered in Lisle, Illinois. We are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”
Business Segments
We report our business results through two segments:

•
Domestic Coke consists of the Haverhill, Middletown and Granite City cokemaking and heat recovery operations located in Franklin Furnace, Ohio; Middletown, Ohio; and Granite City, Illinois, respectively.

•
Coal Logistics consists of our Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal") coal handling and/or mixing service operations in Convent, Louisiana; Ceredo and Belle, West Virginia; and East Chicago, Indiana, respectively. Lake Terminal is located adjacent to SunCoke's Indiana Harbor cokemaking facility.

For additional information regarding our business segments, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to our combined and consolidated financial statements.

Cokemaking Operations
The following table sets forth information about our cokemaking facilities:

Facility	Location	Coke Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Haverhill I	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Haverhill II	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation
Total					420	2,300

(1)
Cokemaking capacity represents stated capacity for the production of blast furnace coke. Middletown production and sales volumes are based on “run of oven” capacity, which includes both blast furnace coke and small coke. Using the stated capacity, Middletown capacity on a “run of oven” basis is approximately 578 thousand tons per year.

Together, we and SunCoke are the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and, in our opinion, SunCoke is the technological leader in the cokemaking process with more than 50 years of coke production experience. SunCoke designed, developed, built, and currently owns and operates five cokemaking facilities in the U.S. (including, together with us, Haverhill, Middletown and Granite City) with an aggregate coke production capacity of approximately 4.2 million tons per year. Our cokemaking ovens have collective capacity to produce 2.3 million tons of coke annually and utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which seeks to repurpose the coal’s liberated volatile components for other uses. SunCoke has constructed the only greenfield cokemaking facility in the U.S. in more than 25 years and is the only North American coke producer that utilizes heat recovery technology in the cokemaking process.
SunCoke's advanced heat recovery cokemaking process has numerous advantages over by-product cokemaking, including producing higher quality coke, using waste heat to generate derivative energy for resale and reducing the environmental impact. The Clean Air Act Amendments of 1990 specifically directed the U.S. Environmental Protection Agency (“EPA”) to evaluate its heat recovery coke oven technology as a basis for establishing Maximum Achievable Control Technology (“MACT”) standards for new cokemaking facilities. In addition, each of the four cokemaking facilities that SunCoke has built since 1990 has either met or exceeded the applicable Best Available Control Technology (“BACT”), or Lowest Achievable Emission Rate (“LAER”) standards, as applicable, set forth by the EPA for cokemaking facilities at that time.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to United States Steel Corporation ("U.S. Steel") and Haverhill I provides steam, at no cost, to Altivia Petrochemicals, LLC ("Altivia"), which purchased its facility out of bankruptcy from a third-party, Haverhill Chemicals LLC, in 2015.  Altivia provides boiler feed water to Haverhill I, which enables the heat recovery steam generators to operate. The heat recovery steam generators cool the flue gas for desulfurization and produce steam. While the Partnership is not currently generating revenues from providing steam to Altivia, the current arrangement, for which rates may be renegotiated beginning in 2018, mitigates costs associated with disposing of steam. In an effort to mitigate risks associated with any potential disruptions to the boiler feed water, the Partnership began a capital project in 2016, which it expects to complete in 2017, to allow Haverhill I to procure its own boiler feed water. The Partnership anticipates investing approximately $3 million in this project, of which $1.9 million was spent in 2016. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel Holding Corporation ("AK Steel") pursuant to energy sales agreements.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Substantially all of our coke sales were made pursuant to long-term, take-or-pay agreements with AK Steel, ArcelorMittal S.A. ("ArcelorMittal") and U.S. Steel, three of the largest blast furnace steelmakers in North America, each of which individually accounts for greater than ten percent of our consolidated revenues. The take-or-pay provisions require us to produce the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume is a key determinant of our profitability. We generally do not have significant spot coke sales since our capacity is consumed by long-term contracts; accordingly, spot prices for coke do not generally affect our revenues. To date, our coke customers have satisfied their obligations under these agreements. In addition, for a five-year period following our January 2013 initial public offering, SunCoke has agreed to purchase all of our coke production not taken by our customers in the event of a customer’s default, or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.
Our coke sales agreements have an average remaining term of approximately nine years and contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs subject to meeting contractual coal-to-coke yields, operating and maintenance costs, costs related to transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements.
Our coke prices include both an operating cost component and a fixed fee component. Operating costs under three of our coke sales agreements are passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Under our one other coke sales agreement, the operating cost component for our coke sales are fixed subject to an annual adjustment based on an inflation index. Accordingly, actual operating costs in excess of caps or budgets can have a significant impact on the profitability of all our domestic cokemaking facilities. The fixed fee component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. The fixed fee is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is based on the fixed fee per ton and favorable or unfavorable performance on pass-through cost items.
The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel under limited circumstances, such as AK Steel permanently shutting down operation of the iron production portion of its Ashland plant and not acquiring or beginning construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland plant's iron production capacity, and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreement and certain other conditions are met. No other coke sales contract has an early termination clause. As part of our omnibus agreement, SunCoke will provide indemnification to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
While our steelmaking customers are operating in an environment that is challenged by global overcapacity, our customers have been able to strengthen their capital and liquidity structure by raising debt and equity during 2016. Additionally, 2016 saw a decline in steel imports compared to 2015, a rebound in steel pricing and positive signals from the new presidential administration on trade and infrastructure. Despite the improved market trends in 2016, AK Steel and U.S. Steel have kept portions of their Ashland Kentucky Works facility and Granite City Works facility idled as they await further signs of market stability. Despite market challenges, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
Coal Logistics Operations
Our Coal Logistics segment consists of CMT, KRT and Lake Terminal. CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons of coal annually due to its recently commissioned ship loader. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its coal handling capacity as well as 350 thousand liquid tons and additional merchant coal business. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons of coal annually through its two operations in West Virginia. Lake Terminal is located in East Chicago, Indiana and provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations.
Our four coal handling terminals have the collective capacity to mix and/or transload more than 40 million tons of coal annually and have storage capacity of approximately 3 million tons. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. We do not take possession of coal but instead derive our revenue by providing coal handling and/or mixing services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts. For CMT, cash received from customers for quarterly take-or-pay billings based on pro-rata volume commitments under take-or-pay contracts that is in excess of cash earned for services provided during the quarter is recorded as deferred revenue. Deferred revenue on these take-or-pay contracts is recognized as income at the earlier of when service is provided or annually based on the terms of the contract. Our coal mixing and/or handling services are provided to steel, coal mining, coke (including some of our and SunCoke's domestic cokemaking facilities) and electric utility customers. Services provided to our and SunCoke's domestic cokemaking facilities are provided under contracts with terms equivalent to those of an arm's-length transactions.
The financial performance of our coal logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Our KRT terminals are primarily impacted by the domestic coal markets in which its customers operate and generally benefit from extreme weather conditions.
While the thermal and metallurgical coal markets were severely challenged during the first half of 2016, they improved over the second half of the year.  At least four formerly bankrupt major coal producers have emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code, and a number of formerly idled coal mines have been brought back into service.  Additionally, domestic and global metallurgical and thermal coal prices have surged from previous lows during early 2016, resulting in improved mining economics for our customers and significantly increased tonnage at our terminals in the fourth quarter of 2016. The API2 index price at the end of 2016 more than doubled from lows in early 2016 as a result of natural gas storage issues and reduced nuclear power and hydropower generation in Europe. Domestically, natural gas prices have stabilized and slightly increased since March 2016, which has improved the economics of coal-fired electric generating stations and led to an increase in demand for coal, and therefore, increased the potential for higher volumes of coal logistics services.
Seasonality
Our revenues in our cokemaking business and much of our coal logistics business are tied to long-term, take-or-pay contracts, and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather conditions may also challenge our operating costs and production in the winter months for our domestic coke business. Additionally, excessively hot summer weather or cold winter weather, may increase commercial and residential needs for heat or air conditioning which in turn, may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our coal logistics business.
Raw Materials
Metallurgical coal is the principal raw material for our cokemaking operations. All of the metallurgical coal used to produce coke at our cokemaking facilities is purchased from third-parties. We believe there is an ample supply of metallurgical coal available in the U.S. and worldwide, and we have been able to supply coal to our cokemaking facilities without any significant disruption in coke production.
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. In 2016, we purchased approximately 3.4 million tons of metallurgical coal for our coke production. Coal from third-parties is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also passed through to our customers. In 2017, certain of our coal contracts contain an option, at the Partnership's discretion, to reduce our commitment by up to 15 percent. Most coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.

While we generally pass coal costs through to our coke customers, all of our contracts include some form of coal-to-coke yield standard. To the extent that our actual yields are less than the standard in the contract, we are at risk for the cost of the excess coal used in the cokemaking process. Conversely, to the extent actual yields are higher than contractual standards we are able to realize higher margins.
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
Competition
Cokemaking
The cokemaking business is highly competitive. Most of the world’s coke production capacity is owned by blast furnace steel companies utilizing by-product coke oven technology. The international merchant coke market is largely supplied by Chinese, Colombian and Ukrainian producers, among others, though it is difficult to maintain high quality coke in the export market, and when coupled with transportation costs, coke imports into the U.S. are often not economical.
The principal competitive factors affecting our cokemaking business include coke quality and price, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Competitors include merchant coke producers as well as the cokemaking facilities owned and operated by blast furnace steel companies.
In the past, there have been technologies which have sought to produce carbonaceous substitutes for coke in the blast furnace. While none have proven commercially viable thus far, we monitor the development of competing technologies carefully. We also monitor ferrous technologies, such as direct reduced iron production ("DRI"), as these could indirectly impact our blast furnace customers.
We believe we are well-positioned to compete with other coke producers. Current production from our cokemaking business is committed under long-term take-or-pay contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, re-contracting existing facilities, as well as the sale of coke in the spot market. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Additionally, our technology allows us to produce heat that can be converted into steam or electrical power.
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
Our KRT competitors are generally located within 100 miles of our operations. KRT has state-of-the-art mixing capabilities with fully automated and computer-controlled mixing that mixes coal to within two percent accuracy of customer specifications. KRT also has the ability to provide pad storage and has access to both CSX and Norfolk Southern rail lines as well as the Ohio River system.

The principal competitors of CMT, who serve the coal export market, are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other industrial materials. In 2016, CMT built a new state-of-the-art ship loader, which allows for faster coal loading onto larger ships. We believe the new ship loader has the fastest loading rate available in the Gulf Region which should allow our customers to benefit from lower shipping costs. Additionally, CMT is the only terminal in the lower U.S. with direct rail access on the Canadian National Railway, which provides a competitive advantage.
Lake Terminal provides coal handling and/or mixing services to SunCoke's Indiana Harbor cokemaking facility and therefore, does not have any competitors.
Employees
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. Our operating subsidiaries had approximately 574 employees at December 31, 2016. Approximately 36 percent of our operating subsidiaries' employees are represented by the United Steelworkers union. Additionally, approximately 5 percent are represented by the International Union of Operating Engineers. The labor agreement at our Granite City cokemaking facility will expire on August 31, 2017. We will be negotiating the renewal of this agreement in 2017 and do not anticipate any work stoppages.
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
Permitting and Bonding

•
Permitting Process for Cokemaking Facilities. The permitting process for our cokemaking facilities is administered by the individual states. However, the main requirements for obtaining environmental construction and operating permits are found in the federal regulations. Once all requirements are satisfied, a state or local agency produces an initial draft permit. Generally, the facility reviews and comments on the initial draft. After accepting or rejecting the facility’s comments, the agency typically publishes a notice regarding the issuance of the draft permit and makes the permit and supporting documents available for public review and comment. A public hearing may be scheduled, and the U.S. Environmental Protection Agency ("EPA") also has the opportunity to comment on the draft permit. The state or local agency responds to comments on the draft permit and may make revisions before a final construction permit is issued. A construction permit allows construction and commencement of operations of the facility and is generally valid for at least 18 months. Generally, construction commences during this period, while many states allow this period to be extended in certain situations.

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

•
Stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In August 2015, the EPA finalized a new rulemaking to assist in implementation of the primary 1-hour SO2 NAAQS that requires either additional monitoring, or modeling of ambient air SO2 levels in various areas including where certain of our facilities are located. By July 2016, states subject to this rulemaking were required to provide EPA with either a modeling approach using existing emissions data, or a plan to undertake ambient air monitoring for SO2 to begin in 2017. For states that choose to install ambient air SO2 monitoring stations, after three years of data has been collected, or sometime in 2020, the EPA will evaluate this data relative to the appropriate attainment designation for the areas under the 1-hour SO2 NAAQS. This rulemaking will require certain of our facilities to undertake this ambient air monitoring. We may be required to install additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the 1-hour SO2 NAAQS based on its evaluation of this data. In 2012, a NAAQS for fine particulate matter, or PM 2.5, went into effect. In November 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. These new standards and any future more stringent standard for ozone have two impacts on permitting: (1) demonstrating compliance with the standard using dispersion modeling from a new facility will be more difficult; and (2) additional areas of the country may become designated as non-attainment areas. Facilities operating in areas that become non-attainment areas due to the application of new standards may be required to install Reasonably Available Control Technology (“RACT”). A number of states have also filed or joined suits to challenge the EPA’s new standard in court. While we are not able to determine the extent to which this new standard will impact our business at this time, it does have the potential to have a material impact on our operations and cost structure.

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

•
Permitting Process for Certain Coal Terminals. Certain coal terminal operations in West Virginia and Kentucky have state-issued surface mining permits. The permit application process is initiated by collecting baseline data to adequately characterize, assess and model the pre-terminal environmental condition of the permit area, including soil and rock structures, cultural resources, soils, surface and ground water hydrology, and existing use. The permit application includes the coal terminal operations plan and reclamation plan, documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required by the Office of Surface Mining Reclamation and Enforcement’s

(“OSM’s”) Applicant Violator System. Once a permit application is submitted to the regulatory agency, it goes through a completeness and technical review before a public notice and comment period. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including through public hearings and intervention in the courts. Final guidance released by the CEQ regarding climate change considerations in the NEPA analyses may increase the likelihood of future challenges to the NEPA documents prepared for actions requiring federal approval. SMCRA mine permits also take a significant period of time to be transferred.

•
Bonding Requirements for Coal Terminals with Surface Mining Permits. Before a surface mining permit is issued in Kentucky or West Virginia, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2016, we have posted an aggregate of approximately $2 million in surety bonds for our West Virginia and Louisiana coal terminal operations.

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

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the greenhouse gas ("GHG") reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. Currently there is little information as to what may constitute BACT for GHG in most industries. We may also be subject to the EPA’s “Tailoring Rule,” where certain modifications to our facilities could subject us to the additional permitting and other obligations relative to the GHG emissions under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the Clean Air Act based on triggering PSD review for another pollutant such as SO2, NOx, PM, ozone or lead. The EPA has engaged in rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. In August 2015, the EPA issued its final Clean Power Plan rules establishing carbon pollution standards for power plants. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the Clean Power Plan, and has also proposed a federal compliance plan to implement the Clean Power Plan in the event that approvable state plans are not submitted. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan before the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”) issued a decision on the rule. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the D.C. Circuit and the Supreme Court through any certiorari petition that may be granted. Additionally, it is unclear how the Clean Power Plan will be impacted by the actions of the new presidential administration beginning in 2017. Depending on the method of implementation selected by the states, and whether the rule is ultimately upheld, the Clean Power Plan could increase the demand for natural gas-generated electricity.

•
Currently, we do not anticipate these new or existing power plan GHG rules to impact our facilities. However, the impact current and future GHG-related legislation and regulations have on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources decisions by states regarding the sources that will be subject to any implementing programs they may adopt and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues. Collectively, these requirements along with restrictions and requirements regarding the mining of all types of coal may reduce the volumes of coal that we manage and may ultimately adversely impact our customers.

•
Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a significant increase in the dollar penalties assessed for citations issued.

•
Security. CMT is subject to regulation by the United States Coast Guard pursuant to the Maritime Transportation Security Act. We have an internal inspection program designed to monitor and ensure compliance by CMT with these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of the facility.

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

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill cokemaking facility which stem from alleged violations of air operating permits for this facility. SunCoke is working in a cooperative manner with the EPA and Ohio Environmental Protection Agency to address the allegations and has entered into a consent decree in federal district court with these parties. The consent decree includes an approximately $2.2 million civil penalty payment that was paid by SunCoke in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We retained $119 million in proceeds from our initial public offering, Haverhill and Middletown Dropdown and the Granite City Dropdown for these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that we spend on these Haverhill and Granite City facility projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $86 million to date, and the remaining capital is expected to be spent through the first quarter of 2019.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third-parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2016.
Under the terms of the omnibus agreement, SunCoke will indemnify us for certain environmental remediation projects costs. Please read “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement.”
IRS Final Regulations on Qualifying Income
Section 7704 of the code provides that a publicly-traded partnership will be treated as a corporation for federal income tax purposes. However, if 90 percent or more of a partnership’s gross income for every taxable year it is publicly-traded consists of “qualifying income,” the publicly-traded partnership may continue to be treated as a partnership for federal income tax purposes.
At the time of our initial public offering, in January 2013, we believed, and received a legal opinion to the effect, that income from our cokemaking operations would be treated as generating qualifying income under the Code.  The Partnership and counsel believed at the time that this view was based on the correct interpretation of the Code and the legislative history of the relevant Code section, and since that time continued to believe that income from its cokemaking operations is qualifying income.
In May, 2015, the IRS released new proposed regulations (the “Proposed Regulations”) which would have substantially changed the rules relating to qualifying income for publicly-traded partnerships for the processing, refining and transportation of minerals or natural resources, and created ambiguity as to whether cokemaking generates qualifying income. Following the release of the Proposed Regulations, our representatives, together with counsel, submitted comments and gave testimony to the IRS, expressing the view that the Proposed Regulations were not consistent with the statute and its legislative history.  Our views were consistent with those of a number of other commentators, including the tax section of the American Bar Association and the Master Limited Partnership Association.
On January 19, 2017, the Treasury Department and the IRS released the Final Regulations on the treatment of income from natural resource activities of publicly traded partnerships as qualifying income for purposes of the Code.  The Final Regulations were published in the Federal Register on January 24, 2017, and apply to taxable years beginning after January 19, 2017.  Under the Final Regulations, our cokemaking operations have been excluded from the definition of activities that generate qualifying income.
The Final Regulations provide that if a partnership’s income from non-qualifying operations “was qualified income under the statute as reasonably interpreted,” then that partnership will have a transition period ending on the last day of the partnership’s taxable year that included the date that is ten years after the date the final regulations are published in the Federal Register (i.e., December 31, 2027), during which it can treat income from such activities as qualifying income. After conferring with outside counsel, we are of the view that our interpretation was reasonable in concluding that our income from cokemaking was qualifying income, and that we will benefit from the ten-year transition period. Subsequent to the transition period, certain cokemaking entities in the Partnership will become taxable as corporations. Therefore, the Partnership expects to record deferred tax expense of between approximately $127 million and $136 million in 2017 related to the future tax expense expected to be owed related to projected book to tax differences at the end of the 10-year transition period. We are evaluating our options for engaging with the appropriate parties to address our concerns with the scope of these final regulations. Also see “Part I. Item 1A. Risk Factors."
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
These risks are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or results of operations.
Risks Inherent in Our Business and Industry
We may not generate sufficient earnings from operations to enable us to pay the minimum quarterly distribution to unitholders.
We may not have sufficient earnings each quarter to support a decision to pay the full amount of our minimum quarterly distribution of $0.4125 per unit, or $1.65 per unit per year, which will require us to generate from earnings amounts available for distribution of approximately $13.2 million per quarter, or $52.9 million per year. The amount we decide to distribute on our common units also depends upon our liquidity and other considerations, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

•
severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of other events affecting our ability to collect payments from our customers, including our customers’ default;

•	volatility and cyclical downturns in the steel industry and other industries in which our customers and/or suppliers operate;

•	the exercise by AK Steel of its early termination rights under its coke sales agreement and its energy sales agreement at the Haverhill facility;

•	our sponsor’s inability to perform under the omnibus agreement;

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

•
changes in the marketplace that may adversely affect the supply of, and demand for, our coke and/or our coal logistics services, including increased exports of coke from other countries and increasing competition from alternative steelmaking and cokemaking technologies that have the potential to reduce or eliminate the use of coke;

•	our relationships with, and other conditions affecting, our customers and/or suppliers;

•	changes in levels of production, production capacity, pricing and/or margins for coke and/or coal;

•	our ability to secure new coal supply and/or coal logistics agreements or to renew existing agreements;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of nonperformance by our suppliers;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•	cost of labor and other risks related to employees and workplace safety;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions and extreme temperatures);

•	changes in product specifications for the coke that we produce, or the coals that we mix;

•	changes in credit terms required by our suppliers;

•	changes in insurance markets and the level, types and costs of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in, or new, statutes, regulations or governmental policies by federal, state and local authorities with respect to protection of the environment;

•	changes in, or new, statutes, regulations or governmental policies by federal authorities with respect to the sale of electric energy from the Haverhill and Middletown facilities;

•
proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, equity compensation, pensions, income, or other matters;

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
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers and/or our coal logistics customers. We have long-term take-or-pay agreements with our coke customers whose operations are concentrated in the steelmaking industry, and with certain of our coal logistics customers who market coal internationally and domestically. These agreements require such customers either to purchase all of our coke production (or a specified maximum tonnage greater than our stated capacity, as applicable), or our coal handling services, as the case may be, or to pay the contract prices for the coke, or the coal handling services, they do not accept. Our customers experience significant fluctuations in demand for their steel and/or coal products because of economic conditions, consumer demand, raw material and energy costs, and decisions by the U.S. federal and state governments to fund or not fund infrastructure projects, such as highways, bridges, schools, energy plants, railroads and transportation facilities. During periods of weak demand for steel, or coal, our customers may experience significant reductions in their operations, or substantial declines in the prices of the steel, or coal products, they sell. For example, in response to worsening market conditions for the steel industry, U.S. Steel and AK Steel have temporarily idled their facilities at Granite City and Ashland, respectively. These and other factors such as labor relations or bankruptcy filings may lead certain of our customers to seek renegotiation or cancellation of their existing contractual commitments to us, or reduce their utilization of our services, which could have a material adverse effect on our permit compliance or results of operations and therefore our ability to distribute cash to unitholders.
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
There is a risk of mechanical failure of our equipment both in the normal course of operations and following unforeseen events. Our cokemaking and coal logistics operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions or extreme temperatures. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we would not be able to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke and, in some cases, electricity and/or steam.
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
Our operations are subject to increasingly strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG; compliance with the NAAQS; management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of operations; installation of safety equipment in our facilities; protection of employee health and safety; and other matters. Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may delay commencement or hinder continuation of operations. In addition, these requirements are complex, change frequently and have become more stringent over time. Regulatory requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, and could have a material adverse effect on our business.

Failure to comply with these regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could cause delays in permitting or development of projects or materially limit or increase the cost of our operations. We may not have been, or may not be, at all times, in complete compliance with all of these requirements, and we may incur material costs or liabilities in connection with these requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. Any such federal or state regulations requiring us, or our customers, to invest in expensive equipment or technology in order to maintain compliance could adversely affect our future results of operations and our future ability to distribute cash to unitholders. For a description of certain environmental laws and matters applicable to us, see "Item 1. Business-Legal and Regulatory Requirements."
We may be unable to obtain, maintain or renew permits or leases necessary for our operations, which could impair our ability to conduct our operations and limit our ability to make distributions to unitholders.
Our facilities and operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters in connection with cokemaking (including our generation of electricity) and coal logistics operations. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking or coal logistics facilities. The public, including non-governmental organizations, environmental groups and individuals, have certain rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process. Such persons also have the right to bring citizen’s lawsuits to challenge the issuance of permits, or the validity of environmental impact statements related thereto. If any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our cokemaking and coal logistics operations, our cash flows may be reduced, which could limit our ability to make distributions to unitholders.
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
Our sponsor has agreed, for the five-year period after our initial public offering ("IPO"), to make us whole to the extent our customers fail to fully satisfy their existing obligations to purchase and pay for coke, under certain circumstances. Our sponsor is rated B2 by Moody’s Investors Service, Inc. and BB- by Standard & Poor’s Ratings Services, respectively. Any deterioration of our sponsor’s creditworthiness, and any resulting change in support from our sponsor or inability to perform under the omnibus agreement, could have a material adverse effect on our business, financial condition, results of operations and ability to distribute cash to unitholders.
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
Our operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions and extreme temperatures. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we would not be able to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke and, in some cases, electricity.
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
There can be no assurance that SunCoke’s proposed acquisition of our outstanding common units that it does not already own will be agreed upon, approved and ultimately consummated, and the terms of any such transaction may differ materially from those originally proposed.
On October 31, 2016, we announced that Suncoke had submitted a proposal to the Board of Directors of our general partner regarding the Simplification Transaction, pursuant to which SunCoke proposed to acquire all of our common units that it does not already own. Under the terms of the proposal, our common unitholders would receive approximately 1.65 new shares of SunCoke common stock for each Partnership common unit.
The proposal was made to the Board of Directors of our general partner, which is an indirect wholly owned subsidiary of SunCoke, and the Board of Directors of the our general partner has delegated the authority to review and evaluate the proposal to our Conflicts Committee. The Conflicts Committee, which is composed of only the independent directors of the Board of Directors of our general partner, is considering the proposal pursuant to applicable procedures established in our partnership agreement and the Conflicts Committee’s charter. The Simplification Transaction is subject to the negotiation and execution of a mutually acceptable agreement and plan of merger, which would provide the definitive terms of the transaction. The closing of the Simplification Transaction also is conditioned upon customary regulatory approvals. If an agreement is reached and definitive terms ultimately are approved by SunCoke’s Board of Directors and that of our general partner, the transaction also will require approval by a majority of votes cast by SunCoke’s shareholders at a meeting, and approval by a majority of our outstanding common units, including the common units held by SunCoke’s affiliates. Through its affiliates, SunCoke owns approximately 53.9 percent of our outstanding common units, which it intends to vote in favor of the Simplification Transaction.
We cannot predict whether the terms of the Simplification Transaction will be agreed upon by SunCoke’s Board of Directors and the Conflicts Committee or whether any such transaction would be approved by our unitholders. We also cannot predict the timing, final structure and other terms of any potential transaction, and the terms of any such transaction may differ materially from those that SunCoke originally proposed. Any decrease in the market prices of SunCoke’s common stock would result in a corresponding proportional decrease in the value of the common stock that our unitholders would receive in the event the Simplification Transaction were consummated on the terms proposed. In addition, any changes in the market prices of SunCoke’s common stock or our common units could affect whether SunCoke’s Board of Directors, the Conflicts Committee, and our unitholders ultimately approve the proposed transaction, or if such approval is granted, the terms on which the proposed transaction is approved.
In addition, if a transaction is not agreed upon, approved and consummated for any reason, the current market price of SunCoke's common stock and our common units may be adversely affected and a failure to agree upon, approve and consummate a transaction could result in negative publicity or a negative impression of us or of SunCoke in the investment community, and in turn cause a decline in the market price of SunCoke's shares and the Partnership’s common units.

There may be substantial disruption to our business and distraction of our management and employees as a result of the Simplification Transaction, and the uncertainty associated with the proposed transaction may otherwise adversely impact our operations and relationships with key stakeholders.
There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the Simplification Transaction may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.
In addition, the uncertainty surrounding whether or when the Simplification Transaction will occur and other aspects of such a transaction, may adversely affect our ability to attract and retain qualified personnel. The uncertainty relating to the possibility of the Simplification Transaction may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among management and/or other employees or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.
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
We rely, at one or more of our facilities, on unionized labor, and there is always the possibility that we may be unable to reach agreement on terms and conditions of employment or renewal of a collective bargaining agreement. When collective bargaining agreements expire or terminate, we may not be able to negotiate new agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. The labor agreement at our Granite City cokemaking facility will expire on August 31, 2017. If we are unable to negotiate the renewal of a collective bargaining agreement before its expiration date, our operations and our profitability could be adversely affected. Any labor disputes, work stoppages, or increased labor costs could adversely affect our operations and the stability of production and reduce our future revenues, our profitability, or our ability to pay cash distributions to our unitholders. It is also possible that, in the future, additional employee groups may choose to be represented by a labor union.
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
In addition, the indenture that governs the notes and the credit agreements governing our credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may in the future enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may decide not to maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
We face substantial debt maturities which may adversely affect our consolidated financial position.
Over the next five years, we have approximately $813.4 million of total consolidated debt maturing (see Note 12 to the combined and consolidated financial statements). We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt.
Rating agencies may downgrade our credit ratings, which would make it more difficult for us to raise capital and would increase our financing costs.
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

On January 19, 2017, the Internal Revenue Service ("IRS") announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. The Partnership and its outside legal counsel believe that income from its cokemaking operations will be considered qualifying income for the purpose of maintaining our Partnership status during the 10-year transition period contemplated by the final regulations. In order to be grandfathered, a partnership either must have received a private letter ruling or be engaged in the activity based on a reasonable interpretation of the statute and its legislative history. The Partnership received a will-level opinion from its counsel, Vinson & Elkins LLP, that the Partnership's cokemaking operations generated qualifying income, and therefore we believe we reasonably interpreted the statute. Subsequent to the transition period, the Partnership entities will become taxable as corporations.
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
If effective control of the Partnership’s general partner is transferred to a third party, the Partnership, pursuant to the indenture for its outstanding senior secured notes, could be required to repurchase such notes in an amount equal to 101 percent of the aggregate principal amount outstanding, which was $463.0 million at December 31, 2016.  Under the Partnership’s revolving credit agreement, the lenders could declare the loans and other amounts (including letter of credit obligations), totaling $173.4 million at December 31, 2016, to be immediately due and payable.  In addition, the Partnership has 50.0 million drawn under a term loan facility that contains event of default and remedies provisions identical to those of the revolving credit agreement.  Thus, the potential acceleration remedies under the Partnership’s revolving credit agreement and term loan facility could result in approximately $223.4 million of outstanding borrowings being declared immediately due and payable.
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
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill II facility, are subject to early termination by AK Steel under certain circumstances and any such termination could have a material adverse effect on our business. The Haverhill coke sales agreement with AK Steel expires on January 1, 2022, with two automatic, successive five-year renewal periods. The Haverhill energy sales agreement with AK Steel runs concurrently with the term of the coke sales agreement, including any renewals, and automatically terminates upon the termination of the related coke sales agreement. The coke sales agreement may be terminated by AK Steel at any time on or after January 1, 2014 upon two years' prior written notice if AK Steel (i) permanently shuts down iron production operations at its steel plant works in Ashland, Kentucky (the Ashland Plant) and (ii) has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant’s iron production capacity. In mid-December 2015, AK Steel temporarily idled its facilities in Ashland.
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
The metallurgical coal used to produce coke at our cokemaking facilities is generally purchased from third-parties under one-year contracts. We cannot assure that there will continue to be an ample supply of metallurgical coal available or that we will be able to supply these facilities without any significant disruption in coke production, as economic, environmental, and other conditions outside of our control may reduce our ability to source sufficient amounts of coal for our forecasted operational needs. The failure of our coal suppliers to meet their supply commitments could materially and adversely impact our results of operations if we are not able to make up the shortfalls resulting from such supply failures through purchases of coal from other sources.
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
Our future success will depend in part on our ability to obtain and maintain meaningful patent protection for certain of our technologies and products throughout the world. The degree of future protection for our proprietary rights is uncertain. We rely on patents to protect a significant part our intellectual property portfolio and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents that have been issued to us or our subsidiaries or that may be issued to us in the future may not be sufficiently broad to prevent third parties from using cokemaking technologies and heat recovery processes similar to ours. In addition, the laws of various foreign countries in which we plan to compete may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive may be materially impaired.
Risks Related to Our Coal Logistics Business
The financial performance of our coal logistics business is substantially dependent upon a limited number of customers, and the loss of these customers, or any failure by them to perform under their contracts with us, could adversely affect the results of operations and cash flows of our coal logistics business.
The financial performance of our coal logistics business is substantially dependent upon a limited number of customers. The loss of any of these customers (or financial difficulties at any of these customers, which result in nonpayment or nonperformance) could have a significant and adverse effect on our business, results of operations and financial condition, and/or our ability to make cash distributions at currently anticipated levels. For example, a significant portion of our revenues and cash flows from the CMT is derived from long-term take-or-pay contracts with Foresight Energy LP and Murray American Coal. These agreements require such customers either to purchase all of our contracted coal handling services or to pay the contract prices for the coal handling services they do not accept. We expect these two customers to continue to account for a significant portion of the revenues of our coal logistics business for the foreseeable future.  If either or both of these customers were to significantly reduce its purchases of coal terminalling, mixing or transportation services from us, or to default on their agreements with us, or fail to renew or terminate their agreements with us, or if we were unable to sell such coal logistics services to these customers on terms as favorable to us as the terms under our current agreements, the cash flows and results of our coal logistics operations could be materially and adversely affected.  We also are exposed to the credit risk of these customers, and any significant unanticipated deterioration of their creditworthiness and resulting increase in nonpayment or nonperformance by them could have a material adverse effect on the cash flows and/or results of our coal logistics operations.
The growth and success of our coal logistics business depends upon our ability to find and contract for adequate throughput volumes, and an extended decline in demand for coal could adversely affect the customers for our coal logistics business. As a consequence, the operating results and cash flows of our coal logistics business could be materially and adversely affected.
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

Our CMT is impacted by seaborne export market dynamics.  Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, influence our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility.
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

The geographic location of the Convent Marine Terminal could expose us to potential significant liabilities, including operational hazards and unforeseen business interruptions, that could substantially and adversely affect our future financial performance.
Our Convent Marine Terminal is located in the Gulf Coast region, and its operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, which have historically impacted the region with some regularity. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.
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

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make IDRs;

•
our partnership agreement permits us to distribute up to $26.5 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the IDRs;

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

•
our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s IDR without the approval of the conflicts committee of the Board of Directors of our general partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

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
Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its IDRs, without the approval of the conflicts committee of its Board of Directors or the holders of our common units. This could result in lower distributions to holders of our common units.
Our general partner has the right, as the initial holder of our IDRs, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0 percent) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.
If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our general partner will equal the number of common units that would have entitled the holder to an aggregate quarterly cash distribution in the two-quarter period prior to the reset election equal to the distribution to our general partner on the IDRs in the quarter prior to the reset election. Our general partner’s general partner interest in us (currently 2 percent) will be maintained at the percentage that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDR and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our IDRs have been transferred to a third-party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels.
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
Our general partner's interest or the control of our general partner may be transferred to a third-party without unitholder consent.
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
The IDRs held by our general partner, or indirectly held by our sponsor, may be transferred to a third-party without unitholder consent.
Our general partner or our sponsor may transfer the IDRs to a third-party at any time without the consent of our unitholders. If our sponsor transfers the IDRs to a third-party but retains its ownership interest in our general partner, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if our sponsor had retained ownership of the IDRs. For example, a transfer of IDRs by our sponsor could reduce the likelihood of our sponsor accepting offers made by us relating to assets owned by it, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in Ohio, Illinois, West Virginia and Louisiana. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for our obligations as if you were a general partner if a court or government agency were to determine that:

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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. The IRS has issued final regulations which would result in our being treated as a corporation for federal income tax purposes and subject to entity-level taxation beginning January 1, 2028. In addition, the IRS may challenge our status as a partnership for federal income tax purposes from the time of our initial public offering. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our ability to distribute cash to you could be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, a partnership such as ours would be treated as a corporation for federal income tax purposes unless more than 90 percent of our income is from certain specified sources (the "Qualifying Income Exception") under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”).
On January 19, 2017, the IRS and the US Department of Treasury issued qualifying income regulations (the “Final Regulations”) regarding the Qualifying Income Exception.  The Final Regulations were published in the Federal Register on January 24, 2017, and apply to taxable years beginning on or after January 19, 2017.  Under the Final

Regulations, our cokemaking operations have been excluded from the definition of qualifying income activities, subject to a ten-year transition period.  As a result, the following consequences might ensue:

•
If our income from cokemaking operations “was qualified income under the statute as reasonably interpreted prior to May 6, 2015,” then we will have a transition period ending on December 31, 2027, during which we can treat income from our existing cokemaking activities as qualifying income. Our transitional status during this period is likely to impair our growth prospects, and we do not expect to acquire additional cokemaking operations without receipt of an IRS private letter ruling confirming the availability of the transition period as applied to the income from such an acquisition.

•
The IRS might challenge our treatment of income from our cokemaking operations as qualifying income by asserting that such treatment did not rely upon a reasonable interpretation of the statute prior to May 6, 2015. If so, nothing would preclude the IRS from challenging our status as a partnership for federal income tax purposes from the time of our initial public offering.  If this challenge were to occur and prevail, (i) we would be taxed retroactively as if it were a corporation at federal and state tax rates, likely resulting in a material amount of taxable income and taxes in certain open years, (ii) historical and future distributions would generally be taxed again as corporate distributions and (iii) no income, gains, losses, deductions or credits recognized by us would flow to our unitholders. This would result in a material reduction in our cash flow and after-tax return to our unitholders and the recording of an income tax provision and a reduction in net income.

If, notwithstanding our confidence regarding our eligibility to use the transition period based on our belief and a legal opinion from outside counsel, the IRS were to challenge the our eligibility to qualify for the transition period or our position that we have satisfied the Qualifying Income Exception from the time of its IPO, we would vigorously disagree with such a challenge, although we can provide no assurance of our likelihood of, or costs associated with, prevailing. For more information, see “Management’s Discussion and Analysis-Final Regulations.”
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, as discussed above, on January 24, 2017, Final Regulations were published in the Federal Register and apply to taxable years beginning on or after January 19, 2017. The Final Regulations will likely affect our ability to continue to qualify as a publicly traded partnership.
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
We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest by the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our earnings and therefore our ability to distribute cash.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among unitholders.

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

•
Approximately 180 acres in Ceredo (Wayne County), West Virginia on which KRT has one coal terminal and one liquids terminal for its coal mixing and/or handling services along the Ohio and Big Sandy Rivers.

•	Approximately 174 acres in Convent (St. James Parish), Louisiana, on which CMT is located.
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
The information presented in Note 13 to our combined and consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at December 31, 2016.

Item 4.	Mine Safety Disclosures
Certain coal logistics assets are subject to Mine Safety and Health Administration regulatory purview. The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.014) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Market for the Partnership’s Common Equity
The Partnership's common units, representing limited partnership interests, have been trading under the trading symbol “SXCP” on the New York Stock Exchange since January 18, 2013. At the close of business on February 10, 2017, there were three holders of record of the Partnership’s common units, including Sun Coal & Coke LLC (which owns 100 percent of our general partner) with 25,415,696 of our common units registered in its name. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
The high and low closing sales price ranges (composite transactions) and distributions declared by quarter for 2016 and 2015 were as follows:

	2016			2015
	High	Low	Distributions Earned(1)	High	Low	Distributions Earned(2)
First Quarter	$9.16	$5.29	$0.59400	$27.86	$19.20	$0.57150
Second Quarter	$12.61	$6.97	$0.59400	$23.63	$16.83	$0.58250
Third Quarter	$15.75	$10.97	$0.59400	$17.37	$10.30	$0.59400
Fourth Quarter	$21.95	$14.76	$0.59400	$14.33	$5.16	$0.59400

(1)	Distributions were declared in April 2016, July 2016, October 2016 and January 2017 and were or will be paid on or around the first day of June 2016, September 2016, December 2016 and March 2017.

(2)	Distributions were declared in April 2015, July 2015, October 2015 and January 2016 and were paid on or around the last day of May 2015, August 2015, November 2015 and February 2016.
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
The Partnership's Distribution Policy
The Partnership distributes available cash on or about the last day of each of February, May, August and November to the holders of record of common units on or about the 15th day of each such month. Available cash is generally all cash on hand, less reserves established by the general partner in its discretion. Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate for the proper conduct of Partnership’s business.
The Partnership will make minimum quarterly distributions of $0.41250 per common unit, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.
In general, the Partnership, pays cash distributions each quarter in the following manner:

•
First, 98 percent to all unitholders, pro rata, and 2 percent to the general partner, until the Partnership distributes for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

•	Thereafter, as described in the paragraph and table below.
As presented in the table below, if cash distributions exceed $0.474375 per unit in a quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions,” or "IDRs." The amounts shown in the table below under “Percentage of Distributions” are the percentage interests of the general partner and the unitholders in any available cash from operating surplus that is distributed up to and including the corresponding amount in the column “Quarterly Distribution Amount per

Unit,” until the available cash that is distributed reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

	Percentage of Distributions
	Quarterly Distribution Amount per Unit		Unitholders	General Partner
Minimum Quarterly Distribution	$0.412500		98%	2%
First Target Distribution	above $0.412500	up to $0.474375	98%	2%
Second Target Distribution	above $0.474375	up to $0.515625	85%	15%
Third Target Distribution	above $0.515625	up to $0.618750	75%	25%
Thereafter	above $0.618750		50%	50%
In connection with the focus on creating greater liquidity to reduce debt at the Partnership, during the first quarter of 2016, SunCoke returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback") as a capital contribution. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the $1.4 million IDR cash distribution.
The Partnership anticipates maintaining the existing distribution during ongoing negotiations with SunCoke for the proposed Simplification Transaction. However, there is no guarantee that the Partnership will pay the minimum quarterly distribution on the common units in any quarter, and the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under the credit facility or the senior notes. See Note 12 to our combined and consolidated financial statements for further discussion.
Market Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. At December 31, 2016, there was $37.2 million available under the authorized unit repurchase program. There were no unit repurchases during 2016.

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

	Years Ended December 31,
	2016(1)	2015(1)	2014	2013	2012
	(Dollars in millions, except per unit amounts)
Operating Results:
Total revenues	$779.7	$838.5	$873.0	$931.7	$1,013.9
Operating income	$146.1	$137.2	$135.1	$141.4	$116.4
Net income	$121.4	$92.2	$87.5	$124.2	$82.8
Net income attributable to SunCoke Energy Partners, L.P.(2)	$119.1	$85.4	$56.0	$58.6
Net income per common unit (basic and diluted)	$2.07	$1.92	$1.58	$1.81
Net income per subordinated unit (basic and diluted)(3)	$—	$1.71	$1.43	$1.81
Distributions declared per unit	$2.3760	$2.2888	$2.0175	$1.1621
Balance Sheet Data (at period end):
Total assets	$1,696.0	$1,768.9	$1,417.0	$1,409.3	$1,284.9
Long-term debt	$805.7	$894.5	$399.0	$143.2	$220.3

(1)
The results of CMT have been included in the combined and consolidated financial statements since it was acquired on August 12, 2015. CMT added combined assets of $411.7 million and $426.1 million at December 31, 2016 and 2015, respectively. During 2016 and 2015, CMT contributed revenues of $62.7 million and $28.6 million, as well as operating income of $46.5 million and $18.4 million, respectively.

(2)
On January 13, 2015 and on August 12, 2015 the Partnership acquired ownership interests in SunCoke's Granite City cokemaking facility of 75 percent and 23 percent, respectively. Additionally, on January 24, 2013, in conjunction with the Partnership's initial public offering, and on May 9, 2014, the Partnership acquired ownership interests in each of SunCoke's Haverhill and Middletown cokemaking facilities of 65 percent and 33 percent, respectively.

(3)
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item and Note 16 to our Consolidated Financial Statements.
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
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our results of operation include reference to our business operations and market conditions, which are further described in Part I of this document.
2016 Overview
Our consolidated results of operations were as follows:

	Years Ended December 31,
	2016	2015	Increase
	(Dollars in millions)
Net income attributable to SunCoke Energy Partners, L.P.	$119.1	$85.4	$33.7
Net cash provided by operating activities	$183.6	$149.4	$34.2
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$209.7	$191.5	$18.2
During 2016, the Partnership's strategies and accomplishments were as follows:

•	Achieved financial objectives and strengthened our balance sheet;

•	Managed through challenging market conditions; and

•	Delivered operational excellence and optimized our asset base.
Achieved financial objectives and strengthened our balance sheet
In 2016,     we delivered solid Adjusted EBITDA attributable to the Partnership of $209.7 million, within our guidance range of $207 million to $217 million. Additionally, we generated strong operating cash flows of $183.6 million, well above our guidance of $149 million to $163 million, driven largely by coal inventory management and lower coal prices.
Entering 2016, the Partnership anticipated utilizing excess liquidity of at least $60 million, including sponsor support, to meaningfully de-lever the Partnership's balance sheet in 2016. During the year, we reduced total consolidated debt outstanding by approximately $85 million, including repurchases of approximately $90 million of the Partnership Notes for approximately $65 million of cash. As a result, we reduced our total Gross Debt / Adjusted EBITDA leverage to 3.88x, within our 2016 targeted range of 3.5x to 4.0x.

Managed through challenging market conditions
In 2016, we successfully managed through various market challenges, including those in the coal and steel industries as well as the broader industrial and energy markets as a whole.
In recent years, our steel customers have been challenged by lower prices driven in part by unfairly traded imports and the strong U.S. dollar. As a result, in late 2015, United States Steel Corporation ("U.S. Steel") and AK Steel Holding Corporation ("AK Steel") idled their Granite City and Ashland blast furnace operations, respectively. We reduced production at our Haverhill II facility by 75 thousand tons, for which we were made whole by AK Steel under our take-or-pay contract. We also shifted production levels at our Granite City facility to the second half of the year to accommodate U.S. Steel's needs. Neither of these actions impacted earnings from these facilities or our annual consolidated Adjusted EBITDA.
During 2016, our Coal Logistics' export coal customers faced global headwinds of oversupply and a strong U.S. dollar. The Argus/McCloskey's Coal Price Index report ("API2 index price"), the benchmark price used for U.S. thermal coal exports to Europe, fell to multi-year lows, challenging the profitability of our customers' coal exports. As a result, we reached an agreement with Murray American Coal ("Murray") and Foresight Energy LP ("Foresight"), our two primary Convent Marine Terminal ("CMT") customers, to provide certain volume-based, incentives in the form of ancillary revenue rebates, in exchange for a limited one-year contract extension. These rebates, which phase out as API2 index prices rise, are only in place for 2016 and 2017, and are intended to provide incentives to our customers to ship more coal through CMT during periods of low API2 index prices. By late 2016, the API2 index price had rebounded, resulting in the elimination of the new rebate incentive should prices stay at or above the year end level. The improvement in the API2 index price also improved the profitability of our customers' coal exports and resulted in a significant increase in volumes through CMT during the fourth quarter 2016. Our Coal Logistics' domestic coal customers were also challenged with lower coal prices throughout most of 2016 as well as mild weather conditions, driving down volumes across the segment. We responded by aggressively managing costs, primarily at our Kanawha River Terminals, LLC ("KRT") terminals, to partially mitigate the impacts of these lower volumes.
While conditions across the coal and steel industries have significantly improved in the second half of 2016, we are committed to remaining flexible and responsive to the evolving industry landscape.
Delivered operational excellence and optimized our asset base
Despite facing challenging headwinds upon entering 2016, we remained committed to delivering strong performance across our operations, and we achieved Adjusted EBITDA attributable to the Partnership of $209.7 million. We also remained committed to maintaining a safe work environment and ensuring compliance with applicable laws and regulations, and in 2016, we again achieved top-tier safety ratings in our coke and coal logistics operations.
Domestic Coke performance contributed Adjusted EBITDA results of $167.0 million, reflecting 2.3 million tons of coke sales and Adjusted EBITDA of approximately $71 per ton during 2016, achieving the high end of our guidance range of $68 to $71 per ton. Sales tons reflect our agreement to reduce production at our Haverhill facility by 75 thousand tons, for which we were made whole by AK Steel. Results for 2016 also reflect record performance at our Middletown facility.
Our Coal Logistics segment delivered Adjusted EBITDA of $63.2 million and was impacted by lower than anticipated throughput tons across the segment. CMT contributed $50.5 million, within our guidance of $50 million to $55 million, reflecting the strength of its take-or-pay contracts. The fourth quarter brought a significant improvement in throughput tons across the segment, including new domestic thermal coal business at CMT. We also commissioned our new ship loader, increasing the capacity of CMT from 10 million to 15 million tons annually.
Our Focus and Outlook for 2017
In 2017, we expect to deliver consolidated Adjusted EBITDA attributable to the Partnership of $210 million to $220 million. Our primary focus will be to:

•	Deliver operational excellence and optimize our asset base;

•	Begin execution of the Granite City gas sharing project; and

•	Accomplish our 2017 financial objectives.

Deliver operational excellence and optimize our asset base
Our customers experienced improving market conditions in the latter half of 2016, with steel and coal markets showing increased pricing and higher coal utilization rates. In 2017, we will remain committed to working with our existing customers, as well as potential new customers, in a continuing effort to fully utilize our existing cokemaking and coal logistics capacity.
We anticipate that our Domestic Coke segment will produce between 2.3 million and 2.35 million tons of coke during 2017 and achieve Adjusted EBITDA of approximately $163 million to $168 million based on expected solid ongoing operations across the fleet. Excluding the impact of the continued 75 thousand ton turn down at our Haverhill facility, for which we will again be made whole by AK Steel, we expect our Domestic Coke fleet will deliver contract maximum volumes to our take-or-pay customers. We expect the increase in metallurgical coal prices will result in a higher yield gains across our domestic coke fleet. Finally, while we do not anticipate incremental spot sales during the year, we remain positioned to deliver spot tons to the market should coke demand rise throughout 2017.
We believe our Coal Logistics assets are well positioned to further serve the thermal and metallurgical coal markets as these industries continue to recover, and we expect year-over-year improvement in Adjusted EBITDA. In 2017, we expect Adjusted EBITDA of approximately $67 million to $72 million, up from $63.2 million in 2016. Our CMT export facility is uniquely positioned to serve customers via direct rail access and has the ability to load multi-category vessels with a new, state-of-the-art ship loader. Given the significant improvement in API2 index prices, we expect CMT will handle approximately 8 million tons of coal in 2017 on behalf of our two long-term, take-or-pay customers, Foresight Energy and Murray Energy, an improvement of approximately 4 million tons versus 2016. We expect merchant volumes at CMT will continue in 2017, and we will continue to seek additional opportunities to optimize the facility by securing additional merchant business. Additionally, at our remaining coal logistics terminals, we anticipate continued volume recovery due to the recent strengthening of domestic coal fundamentals.
We remain committed to maintaining a safe work environment and ensuring compliance with applicable laws and regulations.
Begin execution of the Granite City gas sharing project
In response to United States Environmental Protection Agency (the "EPA") allegations of violations of air operating permits at our Haverhill and Granite City cokemaking facilities, we entered into a consent decree in 2013, which includes capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City cokemaking facilities.
In 2017, we expect to begin the construction of our gas sharing environmental remediation project at our Granite City facility. Similar to the projects completed at our Haverhill facilities in recent years, we expect this project will significantly reduce the amount of venting at the facility and will cost approximately $50 million in total between 2017 and 2018. These projects, at both our Haverhill and Granite City cokemaking facilities, were previously funded by SunCoke with total proceeds of $119 million from our initial public offering as well as subsequent dropdowns, of which approximately $86 million has been spent by the Partnership to date. SunCoke will reimburse the Partnership for the estimated spending of approximately $17 million beyond what has previously been funded.
Accomplish our 2017 financial objectives
In 2017, we will remain focused on accomplishing our financial objectives and expect to deliver consolidated Adjusted EBITDA attributable to the Partnership of between $210 million and $220 million. This increase reflects higher Coal Logistics volumes, partially offset by expected Middletown facility performance at contract levels as compared to its record performance in 2016. We enter 2017 in a significantly improved, but continuously challenged market, and we remain focused on executing on our commitments to unitholders by achieving these full-year financial targets.

Items Impacting Comparability
•Convent Marine Terminal Acquisition. Comparability between periods was impacted by the acquisition of CMT on August 12, 2015. CMT results in periods presented were as follows:

	Years Ended December 31,
	2016	2015
	(Dollars in millions)
Sales and other operating revenue	$62.7	$28.6
Cost of products sold and operating expenses(1)	1.3	4.7
Depreciation and amortization expense	14.8	5.4
Adjusted EBITDA	50.5	20.6

(1)	Includes $10.1 million of favorable fair value adjustment to our contingent consideration liability in 2016.

•
Debt Activities. During 2016, debt balances decreased approximately $85 million, driven primarily by the repurchase of Partnership Notes. During 2015, debt balances increased approximately $500 million in connection with the acquisition of CMT and the Granite City dropdowns discussed below, net of the Partnership's repurchase of approximately $48 million of Partnership Notes. Significant comparability impacts of these debt activities are discussed below:

◦
Gains and Losses on Extinguishment of Debt. Gain on extinguishment of debt was $25.0 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively, and the net loss on extinguishment of debt was $15.4 million for the year ended December 31, 2014. The redemption of Partnership Notes resulted in gains on extinguishment of debt of $25.0 million and $12.1 million in 2016 and 2015, respectively.  The Partnership’s gain on de-levering activities in 2015 was offset by losses on debt extinguishment of $11.4 million associated with the debt activities related to the Granite City dropdowns. In 2014, debt activities associated with the dropdown of additional interest in our Haverhill and Middletown facilities generated a loss on extinguishment of debt of $15.4 million.

◦
Interest Expense, net. Interest expense, net was $47.7 million, $48.2 million and $21.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Debt activities throughout 2016, 2015 and 2014 resulted in weighted average debt balances of $843.1 million, $722.0 million and $330.3 million, respectively.  Higher average debt balances in 2016 were the result of a full year of debt outstanding in connection with the acquisition of CMT and dropdowns of our Granite City cokemaking facility in 2015, partially offset by de-levering activities.  The decrease in interest expense, net in 2016 was the result of the higher average debt balance, more than offset by favorable interest rates on new debt as compared to rates on debt repurchased.  The increase in interest expense, net in 2015 was the result of the higher debt balances discussed above.

•
Haverhill Energy Arrangement. Prior to the second quarter of 2015, Haverhill I sold steam to Haverhill Chemicals LLC ("Haverhill Chemicals"), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill I provided steam, at no cost, to Altivia Petrochemicals, LLC ("Altivia"), which purchased the facility from Haverhill Chemicals. While the Partnership is not currently generating revenues from providing steam to Altivia, the current arrangement, which may be renegotiated beginning in 2018, mitigates costs associated with disposing of steam. The absence of steam sales to Haverhill Chemicals resulted in lower energy revenues of $2.6 million and $4.9 million in 2016 and 2015, respectively, as compared to the prior year periods. The net impact of lower energy revenues and incremental operating and maintenance costs incurred in 2015 prior to our arrangement with Altivia decreased Adjusted EBITDA $1.1 million and $6.4 million in 2016 and 2015, respectively, as compared to the prior year periods.

•
Dropdowns. On May 9, 2014, we completed the acquisition of an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities ("Haverhill and Middletown Dropdown"). During 2015, we acquired a 98 percent interest in Granite City, 75 percent of which was acquired on January 13, 2015 ("Granite City Dropdown") and 23 percent of which was acquired on August 12, 2015 ("Granite City Supplemental Dropdown"). Significant comparability impacts of the dropdowns are discussed below:

◦
Financing. As a part of the Granite City Dropdown, Granite City Supplemental Dropdown and the Haverhill and Middletown Dropdown, the Partnership assumed and repaid $135.0 million, $44.6 million and $160.0 million of SunCoke's senior notes, respectively, resulting in losses on extinguishment of debt of $9.4 million and $2.0 million in 2015 and $15.4 million in 2014.

◦
Income Taxes. Income tax expense was $2.0 million and $10.5 million in 2016 and 2014, respectively, while 2015 had an income tax benefit of $2.5 million. The periods presented are not comparable, as earnings from our Granite City operations include federal and state income taxes calculated on a theoretical separate-return basis until January 13, 2015, the date of the Granite City Dropdown. See Note 7 to our combined and consolidated financial statements for the components of income tax disaggregated between the Partnership and our Granite City facility prior to the Granite City Dropdown. The 2015 income tax benefit relates to the tax impacts of the Granite City Dropdown.

◦
Noncontrolling Interest. Net income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. Net income attributable to noncontrolling interest was $2.3 million, $6.2 million and $15.7 million during 2016, 2015 and 2014, respectively. The decrease in noncontrolling interest each year was the result of the Partnership's increased ownership interest in its facilities as a result of these dropdowns.

Consolidated Results of Operations
The following section includes analysis of consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. See "Analysis of Segment Results" later in this section for further details of these results.

	Years Ended December 31,			Increase (Decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
Revenues
Sales and other operating revenue	$779.7	$838.5	$873.0	$(58.8)	$(34.5)
Costs and operating expenses
Cost of products sold and operating expenses	517.2	599.6	656.3	(82.4)	(56.7)
Selling, general and administrative expenses	38.7	34.3	27.3	4.4	7.0
Depreciation and amortization expense	77.7	67.4	54.3	10.3	13.1
Total costs and operating expenses	633.6	701.3	737.9	(67.7)	(36.6)
Operating income	146.1	137.2	135.1	8.9	2.1
Interest expense, net(1)	47.7	48.2	21.7	(0.5)	26.5
(Gain) loss on extinguishment of debt, net(1)	(25.0)	(0.7)	15.4	(24.3)	(16.1)
Income before income tax (benefit) expense	123.4	89.7	98.0	33.7	(8.3)
Income tax (benefit) expense(1)	2.0	(2.5)	10.5	4.5	(13.0)
Net income	$121.4	$92.2	$87.5	$29.2	$4.7
Less: Net income attributable to noncontrolling interests(1)	2.3	6.2	15.7	(3.9)	(9.5)
Net income attributable to SunCoke Energy Partners, L.P./ Previous Owner	$119.1	$86.0	$71.8	$33.1	$14.2
Less: Net income attributable to Previous Owner	—	0.6	15.8	(0.6)	(15.2)
Net income attributable to SunCoke Energy Partners, L.P.	$119.1	$85.4	$56.0	$33.7	$29.4

(1)	See year-over-year changes described in "Items Impacting Comparability."
Sales and Other Operating Revenue. The decrease in total revenues in 2016 and 2015 primarily reflects the pass-through of lower coal prices in our Domestic Coke segment as well as lower sales volumes in both our Domestic Coke and Coal Logistics segments, excluding volumes at CMT. These decreases were partly offset by the contributions from CMT of $62.7 million and $28.6 million in 2016 and 2015, respectively.

Cost of Products Sold and Operating Expenses. The decrease in cost of products sold and operating expense in 2016 and 2015 was primarily the result of reduced coal costs in our Domestic Coke segment.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expense in 2016 was driven by a higher allocation of costs from SunCoke with the acquisition of CMT as well as a $1.5 million impact of unfavorable mark-to-market adjustments on deferred compensation driven by changes in the Partnership's unit price. These impacts were partially offset by lower spending on professional services of $1.2 million. The increase in selling, general and administrative expense in 2015 was primarily driven by a full year impact of a higher allocation of costs from SunCoke in conjunction with the Haverhill and Middletown Dropdown as well as higher spending on professional services of $2.9 million.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense in 2016 and 2015 was driven by the depreciation of CMT assets of $14.8 million and $5.4 million, respectively. Also, certain environmental remediation assets were placed in service at our Haverhill cokemaking facility, which increased depreciation expense in 2015 compared to 2014. Depreciation and amortization expense in each year was also impacted by additional depreciation on certain assets as a result of revisions in estimated useful lives of $4.8 million and $4.2 million, or $0.07 and $0.08 per common unit, during 2016 and 2015, respectively. See Note 16 to our consolidated financial statements.
Net Income Attributable to Previous Owner. Net income attributable to Previous Owner reflects our Granite City facility's net income for periods prior to the Granite City Dropdown.
Results of Reportable Business Segments
We report our business results through two segments:

•
Domestic Coke consists of the Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") located in Franklin Furnace, Ohio; Middletown, Ohio; and Granite City, Illinois, respectively.

•
Coal Logistics consists of CMT, KRT and SunCoke Lake Terminal, LLC ("Lake Terminal") coal handling and/or mixing service operations in Convent, Louisiana; Ceredo and Belle, West Virginia; and East Chicago, Indiana, respectively. Lake Terminal is located adjacent to our Indiana Harbor cokemaking facility.

The operations of our Domestic Coke and Coal Logistics segments are described in Part I of this document.
Corporate and other expenses that can be identified with a segment have been included as deductions in determining operating results of our business segments and the remaining expenses have been included in Corporate and Other.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity and uses it as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” near the end of this Item and Note 16 to our consolidated financial statements.

Segment Operating Data
The following tables set forth financial and operating data by segment for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Increase (Decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$681.8	$763.8	$823.7	$(82.0)	$(59.9)
Coal Logistics	97.9	74.7	49.3	23.2	25.4
Coal Logistics intersegment sales	6.1	6.5	5.7	(0.4)	0.8
Elimination of intersegment sales	(6.1)	(6.5)	(5.7)	0.4	(0.8)
Total	$779.7	$838.5	$873.0	$(58.8)	$(34.5)
Adjusted EBITDA(1):
Domestic Coke	$167.0	$177.1	$181.8	$(10.1)	$(4.7)
Coal Logistics	63.2	38.0	14.3	25.2	23.7
Corporate and Other	(17.2)	(13.8)	(7.2)	(3.4)	(6.6)
Total	$213.0	$201.3	$188.9	$11.7	$12.4
Coke Operating Data:
Domestic Coke capacity utilization (%)	101	105	106	(4)	(1)
Domestic Coke production volumes (thousands of tons)	2,334	2,423	2,435	(89)	(12)
Domestic Coke sales volumes (thousands of tons)	2,336	2,409	2,443	(73)	(34)
Domestic Coke Adjusted EBITDA per ton(2)	$71.49	$73.52	$74.42	$(2.03)	$(0.90)
Coal Logistics Operating Data:
Tons handled, excluding CMT (thousands of tons)(3)	12,976	16,652	19,037	(3,676)	(2,385)
Tons handled by CMT (thousands of tons)(3)	4,493	2,212	—	2,281	2,212

(1)	See definition of Adjusted EBITDA and reconciliation to the most comparable GAAP measures at the end of this Item.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue		Adjusted EBITDA
	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
Beginning	$763.8	$823.7	$177.1	$181.8
Volumes(1)	(11.4)	(10.2)	0.2	(1.7)
Pass through coal costs	(63.7)	(47.5)	—	—
Coal gains(2)	—	—	(3.6)	2.3
Operating and maintenance costs	—	6.0	1.0	1.1
Haverhill energy arrangement(3)	(2.6)	(4.9)	(1.1)	(6.4)
Haverhill turbine outage(4)	(0.9)	—	(3.5)	—
Energy and other(5)	(3.4)	(3.3)	(3.1)	—
Ending	$681.8	$763.8	$167.0	$177.1

(1)
The decrease in 2016 revenues was driven by the $11.4 million impact of lower sales volumes of 75 thousand tons to AK Steel, for which AK Steel provided make-whole payments. The decrease in 2015 revenues was due to lower overall sales volumes across the fleet.

(2)
Lower yield gains in 2016, primarily driven by lower coal prices, were partially offset by record yield performance at our Middletown facility. In 2015, improved yield performance at our Haverhill facility more than offset the impacts of lower coal prices.

(3)	See discussion of our Haverhill energy arrangement in "Items Impacting Comparability."

(4)
In October 2016, the Partnership sustained a turbine failure at its Haverhill II facility, the impact of which was partially mitigated by insurance recoveries. The Haverhill II turbine was fully restored in January 2017, and we continue to pursue additional insurance recoveries.

(5)
Results in 2016 included lower energy sales as compared to the prior year as a result of planned maintenance outages in 2016. Results in 2015 included lower transportation costs, which were passed through to our customer.

Coal Logistics
The following table explains year-over-year changes in our Coal Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue, inclusive of intersegment sales		Adjusted EBITDA
	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
Beginning	$81.2	$55.0	$38.0	$14.3
CMT(1)	34.1	28.6	29.9	20.6
Transloading volumes(2)	(10.5)	(6.4)	(5.6)	(2.9)
Price/margin impact of mix in transloading services	(1.4)	3.3	—	3.8
Fixed operating and maintenance costs	—	—	0.4	1.5
Other	0.6	0.7	0.5	0.7
Ending	$104.0	$81.2	$63.2	$38.0

(1)	Results in 2016 reflect a full year's contribution of CMT, which was acquired in August 2015, while 2015 includes only a partial year of results.

(2)	In both 2016 and 2015, lower transloading volumes were driven by challenging market conditions in both the thermal and metallurgical coal markets.
Corporate and Other
2016 compared to 2015
Corporate expenses increased $3.4 million to $17.2 million in 2016 compared to $13.8 million in 2015. The increase in corporate expenses in 2016 reflects a higher allocation of costs from SunCoke as well as a $1.5 million impact of unfavorable mark-to-market adjustments in deferred compensation driven by changes in the Partnership's unit price. These impacts were partially offset by lower spending on professional services of $1.2 million.
2015 compared to 2014
Corporate expenses increased $6.6 million to $13.8 million in 2015 compared to $7.2 million in 2014. The increase in corporate expenses in 2015 reflects a full year impact of a higher allocation of costs from SunCoke in conjunction with the Haverhill and Middletown Dropdown as well as higher spending on professional services of $2.9 million.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, and pay distributions. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. As of December 31, 2016, we had $41.8 million of cash and cash equivalents and $76.6 million of borrowing availability under the Partnership Revolver.
Distributions
During 2016, the Partnership returned $116.4 million to unitholders through distributions. We paid total cash distributions of $2.3760 per unit, which amounted to $49.2 million in distributions to public unitholders. On January 23, 2017, our Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on March 1, 2017, to unitholders of record on February 15, 2017. The Partnership anticipates maintaining the existing distribution during ongoing negotiations with SunCoke for the proposed Simplification Transaction.
Borrowings
Entering 2016, the Partnership anticipated utilizing excess liquidity of at least $60 million, including sponsor support, to meaningfully de-lever the Partnership's balance sheet in 2016. Utilizing cash generated by the business, the Partnership successfully reduced debt by $85.4 million during 2016. The de-levering activities included the repayment of $10.0 million on the Partnership Revolver as well as the repurchase of $89.5 million face value of outstanding Partnership Notes for $65.0 million of cash payments in the open market during the year ended December 31, 2016.
In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $6.9 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.3 million included in payable to affiliate, net on the Consolidated Balance Sheets as of December 31, 2016. SunCoke did not provide sponsor support in the third and fourth quarter of 2016.
On July 22, 2016, the Partnership entered into a sale-leaseback arrangement of certain equipment from the Domestic Coke and Coal Logistics segments for total proceeds of $16.2 million. The leaseback agreement has an initial lease period of 60 months, with an effective interest rate of 5.82 percent and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The Partnership repaid $1.0 million of the financing obligation during 2016. Annual future minimum lease payments are approximately $2.5 million to $3.0 million through 2019 and $7.3 million in 2020, which includes the early buyout option payment.
During the first quarter of 2016, the Partnership issued $1.4 million of letters of credit as collateral to its surety companies and insurance underwriters in connection with workers' compensation, general liability and other financial guarantee obligations.

Our ability to access the debt markets, and the related cost of these borrowings, is affected by our credit rating and market conditions. On February 8, 2017, S&P Global Ratings reaffirmed the Partnership's corporate credit rating of 'BB-.' On November 2, 2016, Moody's Corporation changed the outlook on the ratings of SunCoke and the Partnership to "positive" from "stable." The outlook change reflects the recent improvement in the steel markets, the Partnership's declining leverage trend over the past year and SunCoke's recent proposal to acquire all of the Partnership's publicly traded common units.
Covenants
As of December 31, 2016, the Partnership was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 12 to the combined and consolidated financial statements for details on debt covenants.
IRS Final Regulations on Qualifying Income
In January 2017, the Internal Revenue Service announced its decision to exclude cokemaking as a qualifying income generating activity. The Partnership and its outside legal counsel believe that income from its cokemaking operations will be considered qualifying income for the purpose of maintaining our Partnership status during the 10-year transition period contemplated by the final regulations. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. Therefore, the Partnership expects to record deferred tax expense of between approximately $127 million and $136 million in 2017 related to the future tax expense expected to be owed related to projected book to tax differences at the end of the 10-year transition period. We are evaluating our options for engaging with the appropriate parties to address our concerns with the scope of these final regulations. See "Part I. Item 1. Business" for further discussion of this regulation.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$183.6	$149.4	$126.5
Net cash used in investing activities	(17.8)	(251.7)	(67.6)
Net cash (used in) provided by financing activities	(172.6)	117.6	(71.9)
Net (decrease) increase in cash and cash equivalents	$(6.8)	$15.3	$(13.0)
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $34.2 million in 2016 as compared to the prior year, primarily due to CMT's net increase in cash provided by operating activities of $35.0 million. Larger decreases to coal inventory levels and coal prices in 2016 as compared to 2015 as well as timing of payments for coal purchases in 2015 provided additional operating cash flow of approximately $10 million in 2016. These increases were partially offset by lower Partnership operating performance, excluding CMT.
Net cash provided by operating activities increased by $22.9 million in 2015 as compared to the prior year, primarily due to working capital changes associated with lower inventory due to lower coal prices as well as the wind down in 2015 of a strategic build in inventory levels from the second half of 2014 and the settlement of $13.1 million of accrued sales discounts at the Granite City facility in 2014. These increases were partially offset by decreased accounts payable due to timing of payments and lower operating performance in 2015.
Cash Used in Investing Activities
Net cash used in investing activities decreased $233.9 million to $17.8 million for the year ended December 31, 2016 compared to prior year. The decrease is primarily due to the absence of the investing cash outflow of $191.7 million from the acquisition of CMT in 2015. In 2016, the Partnership amended an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group. The cash outflows were a result of capital expenditures, excluding the CMT capital expansion costs, which was funded from restricted cash. The decrease in capital expenditures in 2016 compared to 2015 related to lower spending on the environmental remediation project at Haverhill during 2016.
Net cash used in investing activities increased $184.1 million to $251.7 million for the year ended December 31, 2015 as compared to the prior year due to the acquisition of CMT resulting in a cash payment of $191.7 million and the restriction of an additional $17.7 million of cash withheld to fund the completion of capital expansion improvements. The $17.7 million of restricted cash was net of capital expenditures on the project since the acquisition and the cash withheld was included in restricted cash on the Combined and Consolidated Balance Sheets. The increase was partially offset by higher capital expenditures related to the environmental remediation project at Haverhill in 2014.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $172.6 million for the year ended December 31, 2016. In 2016, primarily in connection with the Partnership's de-levering activities, the Partnership made repayments of debt, net of proceeds from the sale-leaseback arrangement, of $61.1 million. Additionally, during 2016, the Partnership paid distributions to unitholders and noncontrolling interest of $119.9 million. The repayments of debt and distributions were partially offset by capital contributions from SunCoke of $8.4 million from the reimbursement holiday and IDR giveback. See Note 12 to our combined and consolidated financial statements for further discussion of debt activities.
Net cash provided by financing activities was $117.6 million for the year ended December 31, 2015. In 2015, primarily in connection with the Granite City Dropdown and the acquisition of CMT, we received $30.0 million from issuance of common units and $206.2 million from the issuance of debt, net of repayments. These net cash inflows were partially offset by distributions to unitholders and to SunCoke related to its noncontrolling interest of $108.1 million and common public unit repurchases of $12.8 million.
Net cash used in financing activities was $71.9 million for the year ended December 31, 2014. In connection with the Haverhill and Middletown Dropdown, we received $90.5 million from issuance of common units and made repayments of debt, net of proceeds from issuance of debt of $54.0 million. Additionally, during 2014, the Partnership made distributions to unitholders and to SunCoke related to its noncontrolling interest of $95.6 million. Lastly, the year ended December 31, 2014, included net transfers to parent of $13.1 million, further described below.
The Previous Owner's operations were funded with cash from our operations and funding from SunCoke. As a result, none of SunCoke’s cash has been assigned to us in the combined financial statements. Transfers of cash to SunCoke’s financing and cash management program directly impact the Previous Owner's cash flow from financing activities.
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

•
Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to enable the renewal of a coke sales agreement and/or coal logistics service agreement and on which we expect to earn a reasonable return.

The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Ongoing capital	$15.8	$16.8	$21.2
Environmental remediation project(1)	7.8	20.9	46.4
Expansion capital(2)	13.5	4.6	—
Total	$37.1	$42.3	$67.6

(1)
Includes $2.7 million, $2.9 million, and $3.2 million of capitalized interest in connection with the environmental gas sharing projects for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Represents capital expenditures at CMT for the ship loader expansion project funded with cash withheld in conjunction with the acquisition. Additionally, this includes capitalized interest of $2.3 million and $0.8 million for the years ended December 31, 2016, and 2015, respectively.

In 2017, we expect our capital expenditures to be approximately $45 million, which is comprised of the following:

•	Total ongoing capital expenditures of approximately $17 million;

•	Total capital expenditures on environmental remediation projects of approximately $25 million; and

•	Total expansion capital of approximately $3 million in our Coal Logistics segment.
We expect that capital expenditures will remain at this level in 2018, including capital expenditures of approximately $25 million to complete the remediation project.
We retained $119 million in proceeds from the our initial public offering and subsequent dropdowns to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $86 million to date and the remaining capital is expected to be spent through the first quarter of 2019.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2016:

		Payment Due Dates
	Total	2017	2018-2019	2020-2021	Thereafter
	(Dollars in millions)
Total borrowings:(1)
Principal	$813.4	$4.9	$241.7	$566.8	$—
Interest	167.9	52.0	91.1	24.8	—
Operating leases(2)	5.7	2.0	3.3	0.4	—
Purchase obligations:
Coal(3)	195.0	195.0	—	—	—
Transportation and coal handling(4)	149.0	16.1	33.6	30.3	69.0
Other(5)	7.9	1.3	2.1	1.8	2.7
Total	$1,338.9	$271.3	$371.8	$624.1	$71.7

(1)
At December 31, 2016, debt consists of $463.0 million of Partnership Notes, $113.2 million of Partnership Promissory Note, $172.0 million of Partnership Revolver, $15.2 million of Partnership Financing Obligation and $50.0 million of Partnership Term Loan. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2016.

(2)
Our operating leases include leases for office space, land, locomotives, office equipment and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year.

(3)
Certain coal procurement contracts were not executed at December 31, 2016. We estimate these contracts to be approximately $100 million of additional purchase obligations in 2017 and expect these to be finalized in the first quarter of 2017.

(4)
Transportation and coal handling services consist primarily of railroad and terminal services attributable to delivery and handling of coke sales. Long-term commitments generally relate to locations for which limited transportation options exist and match the length of the related coke sales agreement.

(5)	Primarily represents open purchase orders for materials, supplies and services.
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
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements, which include letters of credit disclosed in Note 12 to the consolidated financial statements as well as operating leases disclosed in Note 13 to the consolidated financial statements. We had outstanding surety bonds with third parties of approximately $2 million as of December 31, 2016 to secure reclamation and other performance commitments. Other than these arrangements, the Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Impact of Inflation
Although the impact of inflation has been relatively low in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace properties, plants, and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, we have generally passed along increased costs to our customers in the form of higher fees. We expect to continue this practice.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon the combined and consolidated financial statements of SunCoke Energy Partners, L.P., which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions consist of properties, plants and equipment and accounting for impairments. Although our management and our Previous Owners base our respective estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our combined and consolidated financial statements have been prepared at any point in time. Despite these inherent limitations, our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and combined and consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition.
Properties, Plants and Equipment
The cost of plants and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives of assets which are depreciated on a straight-line basis are based on historical experience and are adjusted when changes in the expected physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. Throughout the periods presented, we revised the estimated useful lives of certain assets at our cokemaking facilities and coal logistics business. See Note 16 to the combined and consolidated financial statements for further discussion on the revised useful lives impact.
Normal repairs and maintenance costs are expensed as incurred. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred as a part of capital projects that extend an asset's useful life, increase its productivity or add production capacity at our facilities are capitalized; indirect costs are not capitalized. Repairs and maintenance costs, which are generally reimbursed as part of the pass-through nature of our contracts, were $67.2 million, $63.0 million and $61.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Accounting for Impairments
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
The Coal Logistics reporting unit has $73.5 million of goodwill at December 31, 2016. The step one analysis as of October 1st resulted in the fair value of the Coal Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeding its carrying value by approximately 6 percent. A significant portion of our coal logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and an 18 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Coal Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value.
To the extent changes in factors or circumstances occur that impact our future cash flow projections, such as a loss of either Murray or Foresight as customers, significant reductions in volume or pricing beyond our existing contract term or lower incremental merchant business, future assessments of goodwill and intangible assets may result in material impairment charges.
Finite-Lived Intangible Assets
Intangible assets are primarily comprised of customer contracts, customer relationships, and permits. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed.
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
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2016, 2015 and 2014.
Recent Accounting Standards
See Note 2 to the combined and consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 16 in our combined and consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for 2016, 2015 and 2014.
Below is a reconciliation of 2017 estimated Adjusted EBITDA from its closest GAAP measures:

	2017
	Low	High
	(Dollars in millions)
Net Cash Provided by Operating Activities	$142	$162
Subtract:
Depreciation and amortization expense	86	86
Changes in working capital and other	(17)	(11)
Net income	$73	$87
Add:
Depreciation and amortization expense	86	86
Interest expense, net	52	48
Income tax expense	2	2
Adjusted EBITDA	$213	$223
Subtract: Adjusted EBITDA attributable to noncontrolling interest(1)	3	3
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$210	$220

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, depreciation and amortization.

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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Annual Report on Form 10-K. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our coal logistics business, including the supply and demand for thermal and metallurgical coals;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the coal market, in the carbon steel industry, and other industries in which our customers and/or suppliers operate;

•
our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke steam, or electric power, or for coal handling services (including transportation, storage and blending);

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

•	effects of adverse events relating to the business or commercial operations of our customers and/or suppliers;

•
disruption in our information technology infrastructure and/or loss of our ability to securely store, maintain, or transmit data due to security breach by hackers, employee error or malfeasance, terrorist attack, power loss, telecommunications failure or other events;

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	receipt of required permits and other regulatory approvals and compliance with contractual obligations in connection with our cokemaking and /or Coal Logistics operations;

•	claims of noncompliance with any statutory and regulatory requirements;

•	the accuracy of our estimates of any necessary reclamation and/or remediation activities;

•
proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, post-employment benefit, income, or other matters;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	changes in product specifications for the coke that we produce or the coals that we mix, store and transport;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases, post employment benefit and/or other items;

•	changes in financial markets impacting pension expense and funding requirements;

•	inadequate protection of our intellectual property rights; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Our primary areas of market risk include changes in the price of coal, which is the key raw material for our cokemaking business and interest rates. We do not enter into any market risk sensitive instruments for trading purposes.
Price of coal
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
Interest Rates
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The daily average outstanding balance on borrowings with variable interest rates was $229.6 million and $80.1 million during the years ended December 31, 2016 and 2015, respectively. Assuming a 50 basis point change in LIBOR, interest expense would have been impacted by $1.1 million and $0.4 million in 2016 and 2015, respectively. At December 31, 2016, we had outstanding borrowings with variable interest rates of $172.0 million and $50.0 million under the Partnership Revolver and the Partnership Term Loan, respectively.
At December 31, 2016 and 2015, we had cash and cash equivalents of $41.8 million and $48.6 million, respectively, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.2 million for the years ended December 31, 2016 and 2015, respectively.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
SunCoke Energy Partners, L.P.
We have audited the accompanying consolidated balance sheets of SunCoke Energy Partners, L.P. and subsidiaries as of December 31, 2016 and 2015, and the related combined and consolidated statements of income, equity and cash flows for each of the years in the two-year period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits.
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
In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunCoke Energy Partners, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois
February 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
SunCoke Energy Partners, L.P.

We have audited the accompanying combined and consolidated statements of income, cash flows and equity of SunCoke Energy Partners, L.P. for the year ended December 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined and consolidated statements of income and cash flows of SunCoke Energy Partners, L.P. for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois
April 30, 2015

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Income

	Years Ended December 31,
	2016	2015	2014
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$779.7	$838.5	$873.0
Costs and operating expenses
Cost of products sold and operating expenses	517.2	599.6	656.3
Selling, general and administrative expenses	38.7	34.3	27.3
Depreciation and amortization expense	77.7	67.4	54.3
Total costs and operating expenses	633.6	701.3	737.9
Operating income	146.1	137.2	135.1
Interest expense, net	47.7	48.2	21.7
(Gain) loss on extinguishment of debt, net	(25.0)	(0.7)	15.4
Income before income tax expense	123.4	89.7	98.0
Income tax expense (benefit)	2.0	(2.5)	10.5
Net income	$121.4	$92.2	$87.5
Less: Net income attributable to noncontrolling interests	2.3	6.2	15.7
Net income attributable to SunCoke Energy Partners, L.P./ Previous Owner	$119.1	$86.0	$71.8
Less: Net income attributable to Previous Owner	—	0.6	15.8
Net income attributable to SunCoke Energy Partners, L.P.	$119.1	$85.4	$56.0

General partner's interest in net income	$23.6	$8.6	$18.2
Limited partners' interest in net income	$95.5	$77.4	$53.6
Net income per common unit (basic and diluted)	$2.07	$1.92	$1.58
Net income per subordinated unit (basic and diluted)	$—	$1.71	$1.43
Weighted average common units outstanding (basic and diluted)	46.2	26.2	19.7
Weighted average subordinated units outstanding (basic and diluted)	—	15.7	15.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	December 31,
	2016	2015
	(Dollars in millions)
Assets
Cash and cash equivalents	$41.8	$48.6
Receivables	39.7	40.0
Receivables from affiliates, net	—	1.4
Inventories	66.9	77.1
Other current assets	1.6	2.0
Total current assets	150.0	169.1
Restricted cash	0.5	17.7
Properties, plants and equipment (net of accumulated depreciation of $352.6 million, and $291.1million at December 31, 2016 and 2015, respectively)	1,294.9	1,326.5
Goodwill	73.5	67.7
Other intangible assets	176.7	187.4
Deferred charges and other assets	0.4	0.5
Total assets	$1,696.0	$1,768.9
Liabilities and Equity
Accounts payable	$47.0	$45.3
Accrued liabilities	11.7	10.8
Deferred revenue	2.5	2.1
Payable to affiliate, net	4.7	—
Current portion of long-term debt and financing obligation	4.9	1.1
Interest payable	14.7	17.5
Total current liabilities	85.5	76.8
Long-term debt and financing obligation	805.7	894.5
Deferred income taxes	37.9	38.0
Other deferred credits and liabilities	13.2	14.6
Total liabilities	942.3	1,023.9
Equity
Held by public:
Common units 20,800,181, and 20,787,744 units issued at December 31, 2016 and 2015, respectively)	296.9	300.0
Held by parent:
Common units 25,415,696 and 9,705,999 units issued at December 31, 2016 and 2015, respectively)	410.3	211.0
Subordinated units (issued zero units at December 31, 2016 and 15,709,697 units at December 31, 2015)	—	203.3
General partner interest	32.1	15.1
Partners’ capital attributable to SunCoke Energy Partners, L.P.	739.3	729.4
Noncontrolling interest	14.4	15.6
Total equity	753.7	745.0
Total liabilities and equity	$1,696.0	$1,768.9
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$121.4	$92.2	$87.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	77.7	67.4	54.3
Deferred income tax (benefit) expense	(0.1)	(2.5)	10.5
(Gain) loss on extinguishment of debt, net	(25.0)	(0.7)	15.4
Changes in working capital pertaining to operating activities (net of the effects of acquisition):
Receivables	0.3	(8.6)	(10.1)
Receivables/payables from affiliate, net	4.7	3.3	3.3
Inventories	10.2	15.0	(9.4)
Accounts payable	2.3	(12.1)	(18.4)
Accrued liabilities	0.5	(1.0)	(13.3)
Deferred revenue	0.4	(4.4)	—
Interest payable	(2.8)	0.5	7.7
Other	(6.0)	0.3	(1.0)
Net cash provided by operating activities	183.6	149.4	126.5
Cash Flows from Investing Activities:
Capital expenditures	(37.1)	(42.3)	(67.6)
Acquisitions of business, net of cash received	—	(191.7)	—
Decrease (increase) in restricted cash	17.2	(17.7)	—
Other investing activities	2.1	—	—
Net cash used in investing activities	(17.8)	(251.7)	(67.6)
Cash Flows from Financing Activities:
Proceeds from issuance of common units, net of offering costs	—	30.0	90.5
Proceeds from issuance of long-term debt	—	260.8	268.1
Repayment of long-term debt	(66.1)	(231.3)	(276.3)
Debt issuance costs	(0.2)	(5.3)	(5.8)
Proceeds from revolving credit facility	28.0	232.0	40.0
Repayment of revolving credit facility	(38.0)	(50.0)	(80.0)
Proceeds from financing obligation	16.2	—	—
Repayment of financing obligation	(1.0)	—	—
Distributions to unitholders (public and parent)	(116.4)	(104.5)	(74.7)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(3.5)	(3.6)	(20.9)
Common public unit repurchases	—	(12.8)	—
Capital contribution from SunCoke Energy Partners GP LLC	8.4	2.3	0.3
Net transfers to parent net equity	—	—	(13.1)
Net cash (used in) provided by financing activities	(172.6)	117.6	(71.9)
Net (decrease) increase in cash and cash equivalents	(6.8)	15.3	(13.0)
Cash and cash equivalents at beginning of year	48.6	33.3	46.3
Cash and cash equivalents at end of year	$41.8	$48.6	$33.3
Supplemental Disclosure of Cash Flow Information
Interest paid	$54.0	$49.8	$15.7
Income taxes paid	$1.5	$0.8	$—
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

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Equity

	Partnership
	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Non- controlling Interest	Total
	(Dollars in millions)
At December 31, 2015	$300.0	$211.0	$203.3	$15.1	$15.6	$745.0
Net income	46.1	49.4	—	23.6	2.3	121.4
Conversion of subordinated units to common units	—	203.3	(203.3)	—	—	—
Distribution to unitholders, net of unit issuances	(49.2)	(60.4)	—	(8.0)	—	(117.6)
Distribution to noncontrolling interest	—	—	—	—	(3.5)	(3.5)
Capital contribution from SunCoke	—	7.0	—	1.4	—	8.4
At December 31, 2016	$296.9	$410.3	$—	$32.1	$14.4	$753.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership," "we," "our" and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke.  We also provide coal handling and/or mixing services at our Coal Logistics terminals.
At December 31, 2016, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") and SunCoke Energy, Inc. ("SunCoke") owned the remaining 2 percent interest in each of Haverhill, Middletown, and Granite City. The Partnership also owns a 100 percent interest in all of its coal logistics terminals. Through its subsidiary, SunCoke owned a 53.9 percent limited partnership interest in us and indirectly owned and controls our general partner, which holds a 2 percent general partner interest in us and all of our incentive distribution rights ("IDRs").
Our cokemaking ovens have collective capacity to produce 2.3 million tons of coke annually and utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which seeks to repurpose the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in more than 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We provide steam pursuant to steam supply and purchase agreements with our customers. Electricity is sold into the regional power market or pursuant to energy sales agreements.
Our coal logistics business provides coal handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal mining customers. The coal logistics business has terminals in Indiana, West Virginia, and Louisiana with the collective capacity to mix and/or transload more than 40 million tons of coal annually and has total storage capacity of approximately 3 million tons.
On October 31, 2016, SunCoke announced that it had submitted a proposal to the Board of Directors of the general partner of the Partnership to acquire all of the Partnership’s common units not already owned by SunCoke ("Simplification Transaction"). The proposed transaction is to be structured as a merger of the Partnership with a wholly-owned subsidiary of SunCoke, and is subject to the negotiation and execution of definitive documents and approval of SunCoke's Board of Directors and the Conflicts Committee of our Board of Directors. The Conflicts Committee, which is composed of only the independent directors of the Board of Directors of our general partner, is considering the proposal pursuant to applicable procedures established in our partnership agreement and the Conflicts Committee’s charter. The transaction also will require majority approval from SunCoke's common stockholders. SunCoke owns a majority of our common units and intends to vote in favor of the transaction. The proposed Simplification Transaction is also conditioned upon receipt of customary regulatory approvals.
We were organized in Delaware in 2012 and are headquartered in Lisle, Illinois. We became a publicly-traded partnership in 2013, and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Consolidation and Basis of Presentation
The combined and consolidated financial statements of the Partnership and its subsidiaries were prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and include the assets, liabilities, revenues and expenses of the Partnership and all subsidiaries where we have a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Net income attributable to noncontrolling interest represents SunCoke's respective ownership interest in Haverhill, Middletown and Granite City during years ended December 31, 2016, 2015 and 2014.
During 2015, we acquired a 98 percent interest in Granite City, 75 percent of which was acquired on January 13, 2015 ("Granite City Dropdown") and 23 percent of which was acquired on August 12, 2015 ("Granite City Supplemental Dropdown"). The Granite City Dropdown was a transfer of businesses between entities under common control. Accordingly, our historical financial information has been retrospectively adjusted to include the historical consolidated results and financial position of the Partnership combined with SunCoke’s historical results and financial position of Granite City, (the “Previous Owner”), after the elimination of all intercompany accounts and transactions. The Granite City historical results before the Granite City Dropdown are referred to as income attributable to Previous Owner on the Combined and Consolidated Statements of Income. The Granite City Dropdown did not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner.
Prior to their acquisitions by the Partnership, our cokemaking facilities participated in centralized financing with SunCoke and cash management programs were not maintained at the plant level. Accordingly, none of SunCoke’s cash or interest income has been assigned to the Previous Owner, Granite City, in the combined financial statements. Advances between the Previous Owner and SunCoke that are specifically related to the Previous Owner have been reflected in the combined financial statements. Transfer of cash to and from SunCoke's financing and cash management program are reflected as a component of parent net equity on the Combined and Consolidated Statement of Equity.
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
Revenue Recognition
The Partnership sells coke as well as steam and electricity and also provides coal mixing and handling services. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided, as defined by customer contracts. Title passage generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. Revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured.
Substantially all of the coke produced by the Partnership is sold pursuant to long-term contracts with its customers. The Partnership evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Partnership when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Partnership for these contingent rentals represents less than 10 percent of sales and other operating revenues for each of the years ended December 31, 2016, 2015 and 2014.
The Partnership receives payment for shortfall obligations on certain Coal Logistics take-or-pay contracts. The payments in excess of service performed is recorded in deferred revenue on the Consolidated Balance Sheets. Deferred revenue on take-or-pay contracts is billed quarterly and recognized as income at the earlier of when service is provided or annually based on the terms of the contract.
Cash Equivalents
The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market investments.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, except for materials and supplies inventory, which are determined using the average-cost method. The Partnership utilizes the selling prices under its long-term coke supply contracts to record lower of cost or market inventory adjustments.
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 25 to 30 years. Coal logistics plant and equipment are generally depreciated over 15 to 35 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately in the Combined and Consolidated Statements of Income. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Partnership capitalized interest of $5.0 million, $3.7 million and $3.2 million in 2016, 2015 and 2014, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs, incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
Throughout the periods presented, we revised the estimated useful lives of certain assets in our Domestic Coke and Coal Logistics segments. See Note 16.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2016, 2015 and 2014.
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. The analysis of potential goodwill impairment employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. There were no impairments of goodwill or other intangible assets during the periods presented. See Note 10 for further discussion on the Coal Logistics step one goodwill impairment test.
Intangible assets are primarily comprised of permits, customer contracts and customer relationships. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs. See Note 10.
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over its remaining estimated useful life. At December 31, 2016 and 2015, Granite City had asset retirement obligations of $6.1 million and $5.6 million, respectively, primarily related to costs associated with restoring land to its original state, which are included in other deferred credits and liabilities on the Consolidated Balance Sheets. The Partnership incurred accretion expense of $0.5 million and $0.3 million during years ended December 31, 2016 and 2015, respectively.
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses and are generally passed through to our customers.
Fair Value Measurements
The Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy included in current accounting guidance. The Partnership generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. See Note 15.

Recently Issued Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted on a limited basis. An implementation team has gained an understanding of the standard’s revenue recognition model and is completing the analysis and documentation of our contract details for impacts under the new revenue recognition model. While we are currently evaluating the method of adoption and the impact of the provisions of this standard, we expect the timing of our revenue recognition to generally remain the same under the new standard on an annual basis. Deferred revenue at Convent Marine Terminal may be recognized on a more accelerated basis during quarterly periods within the year based on facts and circumstances considered at each quarter under the new guidance. The Partnership expects to adopt this standard on January 1, 2018 using the modified retrospective method.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires the use of a modified retrospective transition method. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. While we are still evaluating the impact of adopting this standard, we expect upon adoption the right-of-use assets and lease liabilities, such as various plant equipment rentals and the lease of our corporate office space, will increase the reported assets and liabilities on our Consolidated Balance Sheets. The Partnership expects to adopt this standard on January 1, 2019.
In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."  ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows.  It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Partnership does not expect this ASU to materially impact its cash flows.
In November 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash."  ASU 2016-18 required restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Partnership will adopt this ASU beginning in 2018 and will modify the Partnership's cash flow presentation to include restricted cash in cash and cash equivalents, the amounts of which are expected to be immaterial.
In January 2017, FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 addresses concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Partnership has early adopted this ASU as of January 1, 2017.
Labor Concentrations
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. Our operating subsidiaries had approximately 574 employees at December 31, 2016. Approximately 36 percent of our operating subsidiaries' employees are represented by the United Steelworkers union. Additionally, approximately 5 percent are represented by the International Union of Operating Engineers. The labor agreement at our Granite City cokemaking facility will expire on August 31, 2017. We will be negotiating the renewal of this agreement in 2017 and do not anticipate any work stoppages.

3. Acquisitions
Convent Marine Terminal Acquisition
On August 12, 2015, the Partnership completed the acquisition of a 100 percent ownership interest in Raven Energy LLC, which owns Convent Marine Terminal ("CMT"), for a total transaction value of $403.1 million. The transaction value included $191.7 million in cash paid, $75.0 million of common units issued to The Cline Group, $114.9 million of debt assumed and $21.5 million of cash withheld to fund capital expenditures.
The results of CMT have been included in the combined and consolidated financial statements since the date of acquisition and are included in the Coal Logistics segment. CMT contributed revenues of $62.7 million and $28.6 million and operating income of $46.5 million and $18.4 million during 2016 and 2015, respectively.
The following combined and consolidated results of operations were prepared using historical financial information of CMT and assumes that the acquisition of CMT occurred on January 1, 2014:

	Years Ended December 31,
	2016	2015	2014
	(Audited)	(Unaudited pro forma)
	(Dollars in millions)
Sales and other operating revenue	$779.7	$871.2	$933.2
Net income	121.4	91.6	108.1
Net income per common unit (basic and diluted)	$2.07	$1.90	$1.70
Net income per subordinated unit (basic and diluted)	$—	$1.70	$1.59
The unaudited pro forma combined results of operations reflect historical results adjusted for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, and income tax expense. The pro forma combined results do not include acquisition costs or new contracts. The unaudited pro forma combined and consolidated financial statements are presented for informational purposes only and do not necessarily reflect future results given the timing of new customer contracts, revenue recognition related to take-or-pay shortfalls, and other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of CMT occurred on January 1, 2014 or future results.
Granite City Dropdown
On January 13, 2015, the Partnership acquired a 75 percent interest in SunCoke's Granite City cokemaking facility for a total transaction value of $244.4 million. The transaction value included $148.3 million of debt and other liabilities assumed, $50.1 million of common units issued to SunCoke, $1.0 million of general partner interest issued to the general partner and $45.0 million of cash withheld to pre-fund an environmental remediation project at Granite City.
The Partnership accounted for the Granite City Dropdown as an equity transaction, with SunCoke's interest in Granite City reflected in parent net equity until the date of the transaction. On the date of the Granite City Dropdown, the historical cost of the Granite City assets acquired of $203.6 million was allocated to the general partner and limited partners based on their ownership interest in the Partnership immediately following the transaction, and $67.9 million was allocated to noncontrolling interest for the 25 percent of Granite City retained by SunCoke. The net impact on Partnership equity of the $203.6 million book value acquired, net of the transaction value recorded through equity of $188.5 million was $15.1 million.
On August 12, 2015, the Partnership acquired an additional 23 percent interest in SunCoke's Granite City cokemaking facility for a total transaction value of $65.2 million. The transaction value included $46.9 million of debt and other liabilities assumed, $17.9 million of common units issued to SunCoke and $0.4 million of general partner interest issued to the general partner. The Partnership accounted for the Granite City Supplemental Dropdown as an equity transaction. On the date of the Granite City Supplemental Dropdown, the historical cost of the Granite City assets acquired was $66.0 million, which was allocated to the general partner and limited partners based on their ownership of the Partnership immediately following the transaction with an equal and offsetting decrease in noncontrolling interest. The net impact on Partnership equity of the $66.0 million book value acquired, net of the transaction value recorded through equity of $62.3 million was $3.7 million.
As the results of Granite City are presented combined with the results of the Partnership for periods prior to the Granite City dropdowns, the only impacts on our Combined and Consolidated Statements of Cash Flows for the Granite City Dropdown and Granite City Supplemental Dropdown were the related financing activities.

Subsequent to the Granite City Supplemental Dropdown and the acquisition of CMT, SunCoke, through a subsidiary, owned a 53.4 percent partnership interest in us and all of our IDRs and indirectly owned and controlled our general partner, which holds a 2 percent general partner interest in us.
Haverhill and Middletown Dropdown
On May 9, 2014, we completed the acquisition of an additional 33 percent interest in each of the Haverhill and Middletown cokemaking facilities, in each of which we previously had a 65 percent interest, for a total transaction value of $365.0 million. The transaction value included $271.3 million of debt and other liabilities assumed, $80.0 million of common units issued to SunCoke, $3.3 million of general partner interest issued to the general partner and $10.4 million of cash.
Sun Coal & Coke had a 35 percent interest in Haverhill and Middletown prior to the dropdown and a 2 percent interest in Haverhill and Middletown subsequent to the dropdown. We accounted for the Haverhill and Middletown Dropdown as an equity transaction, which resulted in a $171.3 million reduction to noncontrolling interest for the additional 33 percent interest acquired by the Partnership. Partnership equity was decreased $170.1 million for the difference between the transaction value discussed above and the $171.3 million of noncontrolling interest acquired.
As Haverhill and Middletown were consolidated both prior to and subsequent to the Haverhill and Middletown Dropdown, the only impact on our Combined and Consolidated Statement of Cash Flows was the related financing activities.
Subsequent to the Haverhill and Middletown Dropdown, SunCoke, through a subsidiary, owned a 54.1 percent partnership interest in us and all of our IDRs and indirectly owned and controlled our general partner, which holds a 2 percent general partner interest in us.
The table below summarizes the effects of the changes in the Partnership’s ownership interest in Granite City on the Partnership’s equity:

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
4. Related Party Transactions
Transactions with Affiliate
Coal Logistics provides coal handling and mixing services to certain SunCoke cokemaking operations. During 2016, 2015, and 2014, Coal Logistics recorded $17.1 million, $13.9 million and $13.1 million, respectively, in revenues derived from services provided to SunCoke’s cokemaking operations. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $4.8 million, $6.8 million and $29.9 million during 2016, 2015, and 2014, respectively.
Allocated Expenses
We were allocated expenses of $27.9 million, $26.4 million and $23.4 million in 2016, 2015 and 2014, respectively, for services provided to us by SunCoke. SunCoke centrally provides engineering, operations, procurement and information technology support to its facilities. In addition, allocated costs include legal, accounting, tax, treasury, insurance, employee benefit costs, communications and human resources. Corporate allocations are recorded based upon the omnibus agreement under which SunCoke will continue to provide us with certain support services. SunCoke will charge us for all direct costs and expenses incurred on our behalf and a fee associated with support services provided to our operations.
In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $6.9 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.3 million included in payable to affiliate, net on the Consolidated Balance Sheets as of December 31, 2016. SunCoke did not provide sponsor support in the third and fourth quarter of 2016.
Parent Net Equity
Net transfers (to) from parent are included within parent net equity within the combined and consolidated financial statements and included intercompany dividends, cash pooling and general financing activities, cash transfers for capital expenditures and corporate allocations, including income taxes.
Omnibus Agreement
In connection with the closing of our initial public offering ("IPO"), we entered into an omnibus agreement with SunCoke and our general partner that addresses certain aspects of our relationship with them, including:
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. Since the IPO, SunCoke contributed $67.0 million in partial satisfaction of this obligation. See Note 3. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter is identified as requiring remediation, SunCoke will indemnify us for up to $50.0 million of any such remediation costs (we will bear the first $5.0 million of any such costs).
Other Indemnification. SunCoke will fully indemnify us with respect to any additional tax liability related to periods prior to or in connection with the closing of the IPO or the Granite City Dropdown to the extent not currently presented on the Consolidated Balance Sheet. Additionally, SunCoke will either cure or fully indemnify us for losses resulting from any material title defects at the properties owned by the entities acquired in connection with the closing of the IPO or the Granite City Dropdown to the extent that those defects interfere with or could reasonably be expected to interfere with the operations of the related cokemaking facilities. We will indemnify SunCoke for events relating to our operations except to the extent that we are entitled to indemnification by SunCoke.
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

5. Customer Concentrations
In 2016, the Partnership sold approximately 2.3 million tons of coke under long-term take-or-pay contracts to its three primary customers: AK Steel Corporation ("AK Steel"), ArcelorMittal S.A. and subsidiaries ("ArcelorMittal") and United States Steel Corporation ("U.S. Steel").
The table below shows sales to the Partnership's significant customers for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016		2015		2014
	Sales and other operating revenue	Percent of Partnership sales and other operating revenue	Sales and other operating revenue	Percent of Partnership sales and other operating revenue	Sales and other operating revenue	Percent of Partnership sales and other operating revenue
	(Dollars in millions)
ArcelorMittal(1)	$142.5	18.3%	$150.3	17.9%	$175.9	20.1%
AK Steel(1)	$350.0	44.9%	$395.4	47.2%	$402.4	46.1%
U.S. Steel(2)	$185.3	23.8%	$213.1	25.4%	$232.3	26.6%
(1) Represents revenues included in our Domestic Coke segment.
(2) Represents revenues included in our Domestic Coke and Coal Logistics segments.
Two of our coke customers, AK Steel and U.S. Steel, have temporarily idled portions of their Ashland Kentucky Works facility and Granite City Works facility, respectively. These temporary idlings do not change any obligations that AK Steel and/or U.S. Steel have under their long-term, take-or-pay contracts with us.
The Partnership generally does not require any collateral with respect to its receivables. At December 31, 2016, the Partnership’s receivables balances were primarily due from ArcelorMittal, AK Steel and U.S. Steel. As a result, the Partnership experiences concentrations of credit risk in its receivables with these three customers. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry.
The table below shows receivables due from the Partnership's three significant customers as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(Dollars in millions)
ArcelorMittal(1)	$7.4	$4.5
AK Steel(1)	$10.7	$14.8
US Steel(1)	$5.7	$5.9

(1)	Included in receivables on the Consolidated Balance Sheets.
Our Coal Logistics business provides coal handling and storage services to Murray Energy Corporation ("Murray") and Foresight Energy LP ("Foresight"), who are the two primary customers in the Coal Logistics segment and related parties of The Cline Group, a beneficial owner of the Partnership. Sales to Murray and Foresight accounted for $53.5 million, or 6.9 percent, and $22.0 million, or 2.6 percent of the Partnership's sales and other operating revenue and were recorded in the Coal Logistics segment for the years ended December 31, 2016 and 2015, respectively, representing 51.4 percent and 27.1 percent of Coal Logistics revenue, including intersegment sales, in 2016 and 2015, respectively. Receivables from Murray and Foresight were $8.0 million and $7.2 million and were recorded in receivables on the Consolidated Balance Sheets at December 31, 2016 and 2015, respectively.

6. Net Income Per Unit and Cash Distribution
Cash Distributions
Our partnership agreement generally provides that we will make our distribution, if any, each quarter in the following manner:

•
first, 98 percent to the holders of common units and 2 percent to our general partner, until each common unit has received the minimum quarterly distribution of $0.412500 plus any arrearages from prior quarters;

•	second, 98 percent to all unitholders, pro rata, and 2 percent to our general partner, until each unit has received a distribution of $0.474375.
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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution, including general partner's IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
March 31, 2016	$0.5940	$29.5	June 1, 2016	May 6, 2016
June 30, 2016	$0.5940	$29.5	September 1, 2016	August 15, 2016
September 30, 2016	$0.5940	$29.5	December 1, 2016	November 13, 2015
December 31, 2016(1)	$0.5940	$29.5	March 1, 2017	February 15, 2017

(1)	On January 23, 2017, our Board of Directors declared a cash distribution of $0.5940 per unit. The distribution will be paid on March 1, 2017, to unitholders of record on February 15, 2017.
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

The calculation of net income allocated to the general and limited partners was as follows:

	Years Ended December 31,
	2016		2015	2014
	(Dollars in millions)
Net income attributable to SunCoke Energy Partners L.P./Previous Owners	$119.1		$86.0	71.8
Less: Expense allocated to Common - SunCoke(1)	(7.0)		—	—
Less: Allocation of net income attributable to Predecessors to the general partner	—		0.6	15.8
Net income attributable to partners	$126.1		$85.4	56.0
General partner's incentive distribution rights	21.0		6.4	1.3
Net income attributable to partners, excluding incentive distribution rights	105.1		79.0	54.7
General partner's ownership interest	2.0%	`	2.0%	2.0%
General partner's allocated interest in net income(2)	2.6		1.6	1.1
General partner's incentive distribution rights	21.0		6.4	1.3
Net income attributable to Previous Owners	—		0.6	15.8
Total general partner's interest in net income	$23.6		$8.6	$18.2
Common - public unitholder's interest in net income	$46.1		$34.0	$23.8
Common - SunCoke interest in net income:	—		—	—
Common - SunCoke interest in net income	56.4		14.9	6.2
Expenses allocated to Common - SunCoke(1)	(7.0)		—	—
Total common - SunCoke interest in net income	49.4		14.9	6.2
Subordinated - SunCoke interest in net income	—		28.5	23.6
Total limited partners' interest in net income	$95.5		$77.4	$53.6

(1)
Per the amended Partnership agreement, expenses paid on behalf of the Partnership are to be allocated entirely to the partner who paid them. During the first quarter of 2016, SunCoke paid $7.0 million of allocated corporate costs on behalf of the Partnership and will not seek reimbursement for those costs. See Note 4. These expenses are recorded as a direct reduction to SunCoke's interest in net income for the year ended December 31, 2016.

(2)
Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. The table above represents a simplified presentation of the calculation, and therefore, amounts may not recalculate precisely.

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
In addition to the common and subordinated units, we have also IDRs as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding. In 2015, the Partnership early adopted ASU 2015-06-Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force)." Therefore, the Granite City Dropdown does not impact historical earnings per limited partner unit as earnings prior to the dropdown were allocated to our general partner.

The calculation of earnings per unit is as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions, except per unit amounts)
Net income attributable to SunCoke Energy Partners L.P./Previous Owner	$119.1	$86.0	$71.8
Less: Expense allocated to Common - SunCoke	(7.0)	—	—
Less: Allocation of net income attributable to Previous Owner to the general partner	—	0.6	15.8
Net income attributable to all partners	$126.1	$85.4	$56.0
General partner's distributions (including $5.6 million, $4.7 million and $1.2 million of cash incentive distribution rights declared, respectively)	8.0	7.2	2.6
Limited partners' distributions on common units	109.8	67.7	45.3
Limited partners' distributions on subordinated units	—	36.9	32.8
Distributions (greater than) less than earnings	8.3	(26.4)	(24.7)
General partner's earnings:
Distributions (including $5.6 million, $4.7 million and $1.2 million of cash incentive distribution rights declared, respectively)	8.0	7.2	2.6
Allocation of distributions (greater than) less than earnings	15.6	0.8	(0.2)
Net income attributable to Previous Owner	—	0.6	15.8
Total general partner's earnings	23.6	8.6	18.2
Limited partners' earnings on common units:
Distributions	109.8	67.7	45.3
Expenses allocated to Common - SunCoke	(7.0)	—	—
Allocation of distributions (greater than) less than earnings	(7.3)	(17.3)	(14.2)
Total limited partners' earnings on common units	95.5	50.4	31.1
Limited partners' earnings on subordinated units:
Distributions	—	36.9	32.8
Allocation of distributions (greater than) less than earnings	—	(9.9)	(10.3)
Total limited partners' earnings on subordinated units	$—	$27.0	$22.5
Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	26.2	19.7
Subordinated - basic and diluted	—	15.7	15.7
Net income per limited partner unit:
Common - basic and diluted	$2.07	$1.92	$1.58
Subordinated - basic and diluted	$—	$1.71	$1.43

Unit Activity
Unit activity for years ended December 31, 2016, 2015 and 2014 as follows:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2013	13,503,456	2,209,697	15,713,153	15,709,697
Units issued in conjunction with the acquisition of additional interest in Haverhill and Middletown	3,220,000	2,695,055	5,915,055	—
Units issued to directors	2,752	—	2,752	—
Units issued under the Equity Distribution Agreement (1)	62,956	—	62,956	—
At December 31, 2014	16,789,164	4,904,752	21,693,916	15,709,697
Units issued in conjunction with the Granite City Dropdown	—	1,877,697	1,877,697	—
Units issued in conjunction with the Granite City Supplemental Dropdown	—	1,158,760	1,158,760	—
Units issued in conjunction with the acquisition of CMT	4,847,287	1,764,790	6,612,077	—
Units issued to directors	7,293	—	7,293	—
Unit repurchases(2)	(856,000)	—	(856,000)	—
At December 31, 2015	20,787,744	9,705,999	30,493,743	15,709,697
Units issued to directors	12,437	—	12,437	—
Conversion of subordinate units to common units(3)	—	15,709,697	15,709,697	(15,709,697)
At December 31, 2016	20,800,181	25,415,696	46,215,877	—

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

(2)
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. During 2015, the Partnership repurchased 856,000 common units, in the open market, for $12.8 million at an average price of $14.91 per unit. As of December 31, 2016, the Partnership had $37.2 million available under the authorized unit repurchase program.

(3)
Upon payment of the cash distribution for the fourth quarter of 2015, the financial requirements for the conversion of all subordinated units were satisfied. As a result, the 15,709,697 subordinated units converted into common units on a one-for-one basis.

7. Income Taxes
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

The components of income tax expense (benefit) disaggregated between the Partnership and the Previous Owner (for the time period prior to the Granite City Dropdown) are as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Partnership:
U.S. federal	$1.0	$1.3	$—
U.S. state and local	1.0	(4.2)	1.2
Total Partnership income tax (benefit) expense	2.0	(2.9)	1.2
Previous Owner:
U.S. federal	$—	$0.3	$7.5
U.S. state and local	—	0.1	1.8
Total Previous Owner income tax	—	0.4	9.3
Total income tax expense (benefit)	$2.0	$(2.5)	$10.5
The reconciliation of Partnership income tax expense (benefit) at the U.S. statutory rate is as follows:

	Years Ended December 31,
	2016		2015		2014
	(Dollars in millions)
Income tax expense at U.S. statutory rate of 35 percent	$43.2	35.0%	$31.0	35.0%	$25.4	35.0%
(Reduction) increase in income taxes resulting from:
Partnership income not subject to tax	(42.2)	(34.1)%	(30.6)	(34.5)%	(25.4)	(35.0)%
State and local tax for Middletown and Granite City operations	1.2	0.9%	(2.3)	(2.6)%	1.1	1.5%
Other	(0.2)	(0.2)%	(1.0)	(1.0)%	0.1	0.2%
Total tax provision	$2.0	1.6%	$(2.9)	(3.1)%	$1.2	1.7%
The tax effects of temporary differences that comprise the net deferred income tax (liability) asset are as follows:

	December 31,
	2016	2015
	(Dollars in millions)
Deferred tax assets:
State and local net operating loss(1)	$0.5	$1.4
Other liabilities not yet deductible	0.1	0.1
Total deferred tax assets	0.6	1.5
Less valuation allowance(2)	(0.2)	(0.3)
Deferred tax asset, net	0.4	1.2
Deferred tax liabilities:
Properties, plants and equipment	(37.5)	(38.5)
Other liabilities	(0.8)	(0.7)
Total deferred tax liabilities	(38.3)	(39.2)
Net deferred tax liability	$(37.9)	$(38.0)

(1)	State and local net operating loss expires in 2017 through 2018.

(2)	Primarily related to the state and local net operating loss deduction.

SunCoke Energy Partners LP received a "No Adjustments" letter from the Internal Revenue Service (“IRS”) dated December 16, 2016 related to the examination for the tax year ended December 31, 2013. A copy of this letter has been included as an exhibit to provide notice to the Non-Notice Partners of SunCoke Energy Partners LP. The statute of limitations for the tax year ended December 31, 2013 remains open to examination through September 15, 2017.
The Partnership is currently open to examination by the IRS for the tax years ended December 31, 2013 and forward. State and local income tax returns are generally subject to examination for a period of three years after filing of the respective returns. Pursuant to the omnibus agreement, SunCoke will fully indemnify us with respect to any tax liability arising prior to or in connection with the closing of our IPO. There are no uncertain tax positions recorded at December 31, 2016 or 2015 and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2016, 2015 or 2014.
In January 2017, the IRS announced its decision to exclude cokemaking as a qualifying income generating activity. Subsequent to the 10-year transition period, the Partnership entities will become taxable as corporations. Subsequent to the transition period, certain cokemaking entities in the Partnership will become taxable as corporations. Therefore, the Partnership expects to record deferred tax expense of between approximately $127 million and $136 million in 2017 related to the future tax expense expected to be owed related to projected book to tax differences at the end of the 10-year transition period. See Note 18.
8. Inventories
The Partnership’s inventory consists of metallurgical coal, which is the principal raw material for the Partnership’s cokemaking operations; coke, which is the finished goods sold by the Partnership to its customers; and materials, supplies and other.
These components of inventories were as follows:

	December 31,
	2016	2015
	(Dollars in millions)
Coal	$34.5	$42.5
Coke	4.7	5.6
Material, supplies, and other	27.7	29.0
Total inventories	$66.9	$77.1
9. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31,
	2016	2015
	(Dollars in millions)
Coke and energy plant, machinery and equipment(1)	$1,328.1	$1,265.8
Coal logistics plant, machinery and equipment	206.8	159.2
Land and land improvements	95.9	94.9
Construction-in-progress	11.4	93.7
Other	5.3	4.0
Gross investment, at cost	$1,647.5	$1,617.6
Less: accumulated depreciation	(352.6)	(291.1)
Total properties, plant and equipment, net	$1,294.9	$1,326.5

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $805.8 million and $802.2 million and accumulated depreciation of $165.8 million and $135.7 million at December 31, 2016 and December 31, 2015, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases.

10. Goodwill and Other Intangible Assets
Goodwill allocated to the Partnership's reportable segments as of December 31, 2016 and 2015 and changes in the carrying amount of goodwill during the fiscal years ended December 31, 2016 and 2015 are as follows:

Coal Logistics
(Dollars in millions)
Net balance at December 31, 2014	$8.2
Goodwill acquired during the period(1)	59.5
Net balance at December 31, 2015	$67.7
Adjustments(2)	5.8
Net balance at December 31, 2016	$73.5
(1) The Partnership acquired CMT during 2016 for total consideration of $403.1 million, of which $59.5 million was allocated to goodwill, representing the value of additional capacity and potential for future additional throughput.

(2)
During 2016, an adjustment to the acquisition date fair value of the contingent consideration liability increased the amount of the purchase price allocated to goodwill by $6.4 million. Additionally, a working capital adjustment to the acquisition date fair value of the acquired net assets decreased the amount of the purchase price allocated to goodwill by $0.6 million.

The Partnership performed its annual goodwill impairment test as of October 1, 2016, with no indication of impairment. The fair value of the Coal Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeded carrying value of the reporting unit by approximately 6 percent. A significant portion of our coal logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and an 18 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Coal Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value. To the extent changes in factors or circumstances occur that impact our future cash flow projections, such as a loss of either Murray or Foresight as customers, significant reductions in volume or pricing beyond our existing contract term or lower incremental merchant business, future assessments of goodwill and intangible assets may result in material impairment charges.
The following table summarizes the components of gross and net intangible asset balances as of December 31, 2016 and December 31, 2015 (dollars in millions):

		December 31, 2016			December 31, 2015
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	6	$24.0	$4.5	$19.5	$24.0	$1.2	$22.8
Customer relationships	14	28.7	3.8	24.9	28.7	1.8	26.9
Permits	26	139.0	7.1	131.9	139.0	1.9	137.1
Trade name	2	1.2	0.8	0.4	1.2	0.6	0.6
Total		$192.9	$16.2	$176.7	$192.9	$5.5	$187.4
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. These permits have an average remaining renewal term of approximately 3.4 years. The permits were renewed regularly prior to our acquisition of CMT. We also have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future.
Total amortization expense for intangible assets subject to amortization was $10.7 million, $4.5 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2016, we estimate amortization expense for each of the next five years as follows:

(Dollars in Millions)
2017	$10.4
2018	10.4
2019	10.3
2020	10.3
2021	10.3
Thereafter	125.0
Total	$176.7
11. Retirement and Other Post-Employment Benefits Plans
Certain employees of the Partnership's operating subsidiaries participate in defined contribution and postretirement health care and life insurance plans sponsored by SunCoke. The Partnership’s contributions to the defined contribution plans, which are principally based on its allocable portion of SunCoke’s pretax income and the aggregate compensation levels of participating employees, are charged against income as incurred. These charges amounted to $3.4 million, $3.5 million and $3.2 million in 2016, 2015 and 2014, respectively, and are reflected in cost of products sold and operating expenses in the Combined and Consolidated Statements of Income. The postretirement benefit plans are unfunded and the costs are borne by the Partnership. The expense allocated to the Partnership for other postretirement benefit plans was immaterial for all periods presented. These defined contribution, postretirement health care and life insurance plans have been accounted for in the combined and consolidated financial statements as multi-employer plans.
12. Debt and Financing Obligation

	December 31,
	2016	2015
	(Dollars in millions)
7.375 percent senior notes, due 2020 (“Partnership Notes”)	$463.0	$552.5
Revolving credit facility, due 2019 ("Partnership Revolver")	172.0	182.0
Partnership promissory note payable, due 2021 ("Promissory Note")	113.2	114.3
Partnership's Term Loan, Due 2019 ("Partnership Term Loan")	50.0	50.0
5.82 percent financing obligation, due 2021 ("Financing Obligation")	15.2	—
Total borrowings	$813.4	$898.8
Original issue premium	7.5	12.1
Debt issuance costs	(10.3)	(15.3)
Total debt and financing obligation	$810.6	$895.6
Less: current portion of long-term debt and financing obligation	4.9	1.1
Total long-term debt and financing obligation	$805.7	$894.5
Partnership Notes
The Partnership Notes are guaranteed on a senior unsecured basis by each of our existing and certain future subsidiaries. The Partnership may also redeem some or all of the Partnership Notes at specified redemption prices. If the Partnership sells certain assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes.
During 2016, the Partnership repurchased $89.5 million face value of outstanding Partnership Notes for $65.0 million of cash payments, resulting in a gain on debt extinguishment of $25.0 million and during 2016.

Partnership Revolver
The Partnership Revolver provides total aggregate commitments from lenders of $250.0 million and up to $100.0 million uncommitted incremental revolving capacity. The obligations under the Partnership Revolver are guaranteed by the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s and the guarantors’ assets.
During 2016, the Partnership made net repayments of $10.0 million on the Partnership Revolver. At December 31, 2016, the Partnership Revolver had $1.4 million letters of credit outstanding and an outstanding balance of $172.0 million, leaving $76.6 million available. Commitment fees are based on the unused portion of the Partnership Revolver at a rate of 0.40 percent.
The Partnership Revolver borrowings bear an interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate plus 150 basis points, based on the Partnership's consolidated leverage ratio as defined by the Partnership's credit agreement. The spread is subject to change based on the Partnership's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings under the Partnership Revolver was 3.3 percent and 2.9 percent during 2016 and 2015, respectively.
Promissory Note
In connection with the acquisition of CMT in 2015, the Partnership assumed Raven Energy LLC's promissory note with a subsidiary of The Cline Group as the lender. The Promissory Note shall bear interest at a rate of 6.0 percent until August 12, 2018. After August 12, 2018, that rate shall be the LIBOR for the interest period then in effect plus 4.5 percent. The Partnership repaid $1.1 million of the Promissory Note during 2016. The obligations under the Promissory Note are guaranteed by the Partnership.
Partnership Term Loan
The obligations under the Partnership Term Loan are guaranteed by the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s and the guarantors’ assets. The Partnership Term Loan bears interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate plus 150 basis points, based on the Partnership's consolidated leverage ratio as defined by the Partnership's credit agreement. The spread is subject to change based on the Partnership's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings under the Partnership Revolver was 3.2 percent and 2.9 percent during 2016 and 2015, respectively.
Financing Obligation
On July 22, 2016, the Partnership entered into a sale-leaseback arrangement of certain coke and coal logistics equipment for total proceeds of $16.2 million. The leaseback agreement has an initial lease period of 60 months, with an effective interest rate of 5.82 percent and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The Partnership repaid $1.0 million of the financing obligation during 2016. The financing obligation is guaranteed by the Partnership.
Covenants
Under the terms of the Partnership's credit agreement, the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00 and a minimum consolidated interest coverage ratio of 2.50:1.00. The Partnership's credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
Under the terms of the Promissory Note, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.00:1.00 for any fiscal quarter ending prior to August 12, 2018. For any fiscal quarter ending on or after August 12, 2018 the maximum leverage ratio is 4.50:1.00. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of greater than 1.00:1.00.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver, Partnership Term Loan and Promissory Note could be declared immediately due and payable. The Partnership has a cross default provision that applies to our indebtedness having a principal amount in excess of $20 million.
As of December 31, 2016, the Partnership was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

Maturities
As of December 31, 2016, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)
2017	$4.9
2018	13.2
2019	228.5
2020	480.3
2021	86.5
2022-Thereafter	—
Total	$813.4
13. Commitments and Contingent Liabilities
Lease Obligations
The Partnership, as lessee, has noncancelable operating leases for land, office space, equipment and railcars. Total rental expense was $4.9 million, $4.6 million and $4.0 million in 2016, 2015 and 2014, respectively. The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
Year ending December 31:	(Dollars in millions)
2017	$2.0
2018	1.8
2019	1.5
2020	0.4
2021	—
2022-Thereafter	—
Total	$5.7
Legal Matters
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

14. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Debt assumed by SunCoke Energy Partners, L.P., net	$—	$249.9	$259.9
Equity issuances	$—	$144.4	$83.3
Net assets of the Previous Owner not assumed by SunCoke Energy Partners, L.P.:
Receivables	$—	$9.1	$—
Property, plant, and equipment	$—	$7.0	$—
Deferred taxes, net	$—	$62.8	$—
15. Fair Value Measurements
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership did not have material cash equivalents at December 31, 2016 or 2015.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2016, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price, and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at December 31, 2016 and 2015 was $4.2 million and $7.9 million, respectively, and was included in other deferred charges and liabilities on the Consolidated Balance Sheets. During 2016, the Partnership recorded an adjustment to the acquisition date fair value of the contingent consideration liability, which increased the liability and goodwill by $6.4 million. Also, during 2016, the Partnership amended the contingent consideration terms with The Cline

Group. These amended terms and subsequent fair value adjustments to the contingent consideration decreased costs of products sold and operating expenses on the Combined and Consolidated Statement of Income by $10.1 million during the year ended December 31, 2016.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2016 and 2015, the estimated fair value of the Partnership’s long-term debt was estimated to be $810.4 million and $684.1 million, respectively, compared to a carrying amount of $813.4 million and $898.8 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 2 inputs.
16. Business Segment Information
The Partnership derives its revenues from the Domestic Coke and Coal Logistics reportable segments. Domestic Coke operations are comprised of the Haverhill and Middletown cokemaking facilities located in Ohio and the Granite City cokemaking facility located in Illinois. These facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Steam is provided to customers pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Coke sales at the Partnership's cokemaking facilities are made pursuant to long-term, take-or-pay agreements with ArcelorMittal, AK Steel and U.S. Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
Coal Logistics operations are comprised of CMT located in Louisiana, Lake Terminal located in Indiana and KRT located in West Virginia. Our coal logistics operations have a collective capacity to mix and transload approximately 40 million tons of coal annually and provides coal handling and/or mixing services to its customers, which include our own cokemaking facilities and other SunCoke cokemaking facilities. Coal handling and mixing results are presented in the Coal Logistics segment.
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$681.8	$763.8	$823.7
Coal Logistics	97.9	74.7	49.3
Coal Logistics intersegment sales	6.1	6.5	5.7
Elimination of intersegment sales	(6.1)	(6.5)	(5.7)
Total sales and other operating revenue	$779.7	$838.5	$873.0
Adjusted EBITDA:
Domestic Coke	$167.0	$177.1	$181.8
Coal Logistics	63.2	38.0	14.3
Corporate and Other	(17.2)	(13.8)	(7.2)
Total Adjusted EBITDA	$213.0	$201.3	$188.9
Depreciation and amortization expense:
Domestic Coke(1)	$53.4	$53.4	$46.7
Coal Logistics(2)	24.3	14.0	7.6
Total depreciation and amortization expense	$77.7	$67.4	$54.3
Capital expenditures:
Domestic Coke	$22.1	$36.3	$64.7
Coal Logistics	15.0	6.0	2.9
Total capital expenditures	$37.1	$42.3	$67.6
(1) We revised the estimated useful lives on various assets at certain facilities in our Domestic Coke segment in 2016 and 2015, resulting in additional depreciation of $2.6 million and $4.2 million, or $0.02 and $0.08 per common unit.

(2)	Also in 2016, we revised the estimated useful lives of certain assets in our Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.05 per common unit.
The following table sets forth the Partnership’s total sales and other operating revenue by product or service:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Sales and other operating revenue:
Cokemaking revenues	$623.6	$702.8	$757.9
Energy revenues	53.7	61.0	65.7
Coal logistics revenues(1)	96.3	72.7	47.4
Other revenues	6.1	2.0	2.0
Total revenues	$779.7	$838.5	$873.0

(1)	CMT contributed sales and other operating revenue of $62.7 million and $28.6 million during December 31, 2016 and 2015.

The following table sets forth the Partnership's segment assets:

	December 31,
	2016	2015
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,184.2	$1,233.1
Coal Logistics	510.6	534.6
Corporate and Other	1.2	1.2
Total assets	$1,696.0	$1,768.9
The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization ("EBITDA"), adjusted for sales discounts, changes to our contingent consideration liability related to our acquisition of CMT and the expiration of certain acquired contractual obligations. Prior to the expiration of our nonconventional fuel tax credits in 2014, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with our customers. Any adjustments to these amounts subsequent to 2014 have been included in Adjusted EBITDA.  Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$183.6	$149.4	126.5
Subtract:
Depreciation and amortization expense	77.7	67.4	54.3
(Gain) loss on extinguishment of debt	(25.0)	(0.7)	15.4
Changes in working capital and other	9.5	(9.5)	(30.7)
Net income	$121.4	$92.2	$87.5
Add:
Depreciation and amortization expense	$77.7	$67.4	$54.3
Interest expense, net	47.7	48.2	21.7
(Gain) loss on extinguishment of debt, net	(25.0)	(0.7)	15.4
Income tax expense (benefit)	2.0	(2.5)	10.5
Contingent consideration adjustments(1)	(10.1)	—	—
Non-cash reversal of acquired contractual obligation(2)	(0.7)	(3.3)	—
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(3)	—	—	(0.5)
Adjusted EBITDA	$213.0	$201.3	$188.9
Subtract:
Adjusted EBITDA attributable to Previous Owner(4)	$—	$1.5	$38.3
Adjusted EBITDA attributable to noncontrolling interest(5)	3.3	8.3	19.7
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$209.7	$191.5	$130.9

(1)
The Partnership amended its contingent consideration terms with The Cline Group during the first quarter of 2016. This amendment and subsequent fair value adjustments to the contingent consideration liability resulted in a gain of $10.1 million recorded during the year ended December 31, 2016, which was excluded from Adjusted EBITDA.

(2)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. These contractual performance obligations expired without the customer requiring performance. As such, the Partnership reversed the liabilities as we no longer have any obligations under the contract.

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

(5)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

17. Selected Quarterly Data (unaudited)

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(Dollars in millions, except per unit amounts)
Sales and other operating revenue	$194.5	$181.4	$185.5	$218.3	$203.3	$207.6	$210.2	$217.4
Gross profit(2)	$41.6	$32.3	$41.9	$69.0	$41.3	$36.6	$43.5	$50.1
Net income	$40.5	$12.6	$22.0	$46.3	$16.4	$18.1	$20.8	$36.9
Net income attributable to SunCoke Energy Partners, L.P.	$39.8	$12.1	$21.3	$45.9	$12.6	$17.0	$19.5	$36.3
Net income per common unit (basic and diluted)(3)	$0.64	$0.23	$0.42	$0.78	$0.29	$0.40	$0.43	$0.71
Net income per subordinated unit (basic and diluted)(3)	$—	$—	$—	$—	$0.29	$0.40	$0.38	$0.71
Cash distribution per unit paid during period	$0.5940	$0.5940	$0.5940	$0.5940	$0.5408	$0.5715	$0.5825	$0.5940

(1)
The Partnership recorded deferred revenue from Coal Logistics take-or-pay billings for minimum volume shortfalls throughout 2016 and 2015, of which $31.5 million and $5.3 million was recognized into revenues in the fourth quarters of 2016 and 2015, respectively.

(2) Gross profit equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.

(3)
Net income per common unit and subordinated unit are computed independently for each of the quarters presented. Therefore, the sum of net income per common unit and subordinated unit information may not equal annual net income per common unit and subordinated unit.

18. Subsequent Events
In January 2017, the IRS announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. The Partnership and its outside legal counsel believe that income from its cokemaking operations will be considered qualifying income for the purpose of maintaining our Partnership status during the 10-year transition period contemplated by the final regulations. In order to be grandfathered, a partnership either must have received a private letter ruling or be engaged in the activity based on a reasonable interpretation of the statute and its legislative history. The Partnership received a will-level opinion from its counsel, Vinson & Elkins LLP, that the Partnership's cokemaking operations generated qualifying income, and therefore we believe we reasonably interpreted the statute. Subsequent to the transition period, certain cokemaking entities in the Partnership will become taxable as corporations. Therefore, the Partnership expects to record deferred tax expense of between approximately $127 million and $136 million in 2017 related to the future tax expense expected to be owed related to projected book to tax differences at the end of the 10-year transition period. We are evaluating our options for engaging with the appropriate parties to address our concerns with the scope of these final regulations.

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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2016, the management of our general partner used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, the management of our general partner concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Management of SunCoke Energy Partners, L.P.
We are managed and operated by the Board of Directors and executive officers of our general partner. SunCoke owns, directly or indirectly, 55.0 percent of our outstanding common units and all of our incentive distribution rights ("IDRs"). As a result of its ownership of our general partner, SunCoke has the right to appoint all members of the Board of Directors of our general partner, including the independent directors. Our unitholders are not entitled to appoint the directors of our general partner or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to SunCoke.
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
SunCoke indirectly controls our general partner and indirectly owns a significant limited partner interest in us. All of our general partner’s named executive officers are employed as executive officers of SunCoke. Our general partner’s executive officers allocate their time between managing our business and affairs and those of SunCoke. Such executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. In addition to rendering services to us, these executive officers devoted a majority of their professional time to SunCoke during 2016. These executives participate in the employee benefit plans and compensation arrangements of SunCoke, and the Compensation Committee of SunCoke’s Board of Directors sets the components of their compensation, including base salary and annual and long-term incentives. We have no control over this compensation determination process. Please refer to SunCoke Energy, Inc.’s 2017 Annual Meeting Proxy Statement for information on the compensation of these executive officers.
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
Each year, our general partner determines the aggregate amount to be reimbursed to SunCoke, by us, taking into account the totality of services performed for our benefit by the named executive officers during the calendar year. The amounts reimbursed to SunCoke are not calculated with regard to an executive officer's time spent on our business matters versus those of SunCoke. There is no specific allocation of a portion of a shared officer's compensation in connection with services rendered on our behalf. During 2016, SunCoke allocated $27.9 million of expenses in the aggregate for the services they render to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further discussion of our relationships and transactions with SunCoke and its affiliates.

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
Our Directors, Executive Officers and Other Key Executives

Name	Age	Position with Our General Partner
Frederick A. Henderson	58	Chairman, President and Chief Executive Officer
Fay West	47	Senior Vice President, Chief Financial Officer and Director
Katherine T. Gates	40	Senior Vice President, General Counsel, Chief Compliance Officer and Director
P. Michael Hardesty	54	Senior Vice President, Commercial Operations, Business Development, Terminals, and International Coke and Director
Allison S. Lausas	37	Vice President and Controller
Gary P. Yeaw	59	Senior Vice President, Human Resources
C. Scott Hobbs	63	Director
Wayne L. Moore	59	Director
Nancy M. Snyder	63	Director
Frederick A. Henderson. Mr. Henderson was named Chief Executive Officer and appointed as the Chairman to the Board of Directors of our general partner in July 2012 and become Chairman, President and Chief Executive Officer in September 2015. In December 2010, Mr. Henderson was elected as Chairman and Chief Executive Officer of SunCoke. He also served as a Senior Vice President of Sunoco, Inc. (a transportation fuel provider with interests in logistics) from September 2010 until SunCoke’s initial public offering in July 2011. From February 2010 until September 2010, he was a consultant for General Motors LLC, and from March 2010 until August 2010, he was a consultant for AlixPartners LLC (a business consulting firm). He was President and Chief Executive Officer of General Motors (a global automotive company) from April 2009 until December 2009. He was President and Chief Operating Officer of General Motors from March 2008 until March 2009. He was Vice Chairman and Chief Financial Officer of General Motors from January 2006 until February 2008. He was Chairman of General Motors Europe from June 2004 until December 2005. Mr. Henderson is a director of Marriott International, Inc. (a worldwide lodging and hospitality services company), where he serves as a chair of the Audit Committee. He is also a director of Adient PLC (an automotive seating and interiors business) where he serves as chair of the Corporate governance committee. Mr. Henderson also is a trustee of the Alfred P. Sloan Foundation and chair of its Audit Committee. Mr. Henderson previously served as a Director of Compuware Corporation (from 2011-2014), a technology performance company, and was chair of its Audit Committee and a member of its Nominating/Governance and Advisory Committees. We believe that Mr. Henderson, having worked for over 27 years at General Motors and over five years at SunCoke, is a highly experienced senior-level executive, with general operations, manufacturing and marketing experience, as well as senior-level strategic planning, business development, managerial and management development and compensation experience. Mr. Henderson also possesses health, environment and safety experience (by virtue of his oversight experience at General Motors). Additionally, Mr. Henderson possesses financial expertise by virtue of his education (an MBA from Harvard Business School) and experience (including Vice Chairman and Chief Financial Officer of General Motors).
Fay West. Ms. West was appointed as Senior Vice President and Chief Financial Officer of both our general partner and of SunCoke in October 2014 and, at that time, was also appointed to the Board of Directors of our general partner. Prior to that time, she served as Vice President and Controller of our general partner since July 2012, and as Vice President and Controller of SunCoke since February 2011. Prior to joining SunCoke, Ms. West was Assistant Controller at United Continental Holdings, Inc. (an airline holding company) from April 2010 to January 2011. She was Vice President, Accounting and Financial Reporting for PepsiAmericas, Inc. (a manufacturer and distributor of beverage products) from December 2006 through March 2010 and Director of Financial Reporting from December 2005 to December 2006. Ms. West worked at GATX Corporation from 1998 to 2005 in various accounting roles, including Vice President and Controller of GATX Rail Company from 2001 to 2005 and Assistant Controller of GATX Corporation from 2000 to 2001. Ms. West is a director of Quaker Chemical Corporation (a leading manufacturer and supplier of process fluids and specialty chemicals) where she also serves as a member of its Audit Committee. Ms. West’s financial and accounting expertise and her broad industry and management experience, as well as her experience with SunCoke, provides the board with valuable expertise in senior level strategic planning and financial disclosure and reporting matters.
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
C. Scott Hobbs. Mr. Hobbs was appointed to the Board of Directors of our general partner in January 2013. Since April 2006, Mr. Hobbs has provided consulting and advisory services to clients evaluating major projects, acquisitions and divestitures principally involving assets in the energy industry. From February 2005 through March 2006, Mr. Hobbs was Executive Chairman and a director of Optigas, Inc., a private midstream gas company, and, from January 2004 through February 2005, he was President and Chief Operating Officer of KFX, Inc. (now Evergreen Energy, Inc.), a public company that developed clean coal technologies. From 1977 to 2001, Mr. Hobbs worked for the Coastal Corporation, where his last position was Chief Operating Officer of Colorado Interstate Gas Co. and its Rocky Mountain affiliates. Mr. Hobbs previously served as a director of American Oil and Gas Inc., where he served on the audit, compensation and governance committees, CVR Energy, Inc., where he served on the audit and governance committees, Enable Midstream Partners, L.P., where he served on the audit committee, and Buckeye Partners, L.P., where he served on the audit and governance committees. Mr. Hobbs is an experienced corporate executive with over 30 years of senior-level management experience in the energy industry, including experience as a director of the general partner of a publicly traded master limited partnership. He also has extensive knowledge in auditing, compensation and governance.
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
Nancy M. Snyder. Ms. Snyder was appointed to the Board of Directors of our general partner in January 2013. Ms. Snyder is currently a consultant. Previously she served as Executive Vice President (from 2006 until October 2016), Chief Administrative Officer (from 2008 until 2016) and General Counsel and Corporate Secretary (from 1997 until October 2016) of Penn Virginia Corporation (“Penn Virginia”), an independent oil and gas exploration and production company. From 2001 to 2010, Penn Virginia indirectly owned controlling interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded limited partnership engaged in the management of coal and natural resource properties and the gathering and processing of natural gas. Penn Virginia held its interests in PVR principally through its ownership interests in Penn Virginia GP Holdings, L.P. (“PVG”), a publicly traded partnership which owned the general partner of PVR from 2006 until 2010 when it was merged into PVR. Ms. Snyder served as Vice President and General Counsel of PVR’s general partner from 2001 to 2010 and as Chief Administrative Officer from 2008 to 2010. She served as Vice President and General Counsel of PVG’s general partner from 2006 to 2010 and as Chief Administrative Officer from 2008 to 2010. She was also a director of PVR’s general partner from 2001 to 2010 and of PVG’s general partner from 2006 to 2010. Ms. Snyder’s extensive experience in leadership positions within the energy industry and, in particular, her corporate executive and management experience with respect to two publicly traded master limited partnerships provides the board with valuable expertise in senior level strategic planning, and administrative and management issues.
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
Board Meetings; Committees of the Board of Directors
The Board of Directors of our general partner has an audit committee and a conflicts committee. The Board of Directors of our general partner does not have a compensation committee, but the Board of Directors of our general partner approves equity grants. No grants of Partnership equity were awarded to executive officers during 2016. The Board of Directors of our general partner held six regular meetings and three special meetings in fiscal 2016. Each director who served in fiscal 2016 attended at least 90 percent of the meetings of the Board of Directors and at least 90 percent of the meetings of the Committees on which he or she served during the periods that he or she served in fiscal 2016.
Audit Committee
The audit committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Hobbs and Moore and Ms. Snyder, all of whom meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee is chaired by Mr. Moore. The Board of Directors of our general partner has determined that Messrs. Hobbs and Moore are “audit committee financial experts” within the meaning of the SEC rules. The audit committee operates pursuant to a written charter, a copy of which is available on our website at www.suncoke.com. The audit committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm, (4) oversee and monitor the Partnership’s internal audit function and independent auditors, and (5) monitor compliance with legal and regulatory requirements, including our Code of Business Conduct and Ethics. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee met nine times in fiscal 2016.

Conflicts Committee
Messrs. Hobbs and Moore and Ms. Snyder serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee is chaired by Mr. Hobbs. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including SunCoke, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a Board of Directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The conflicts committee met eight times in fiscal 2016.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, or SEC. We believe that during 2016, all SEC filings of our general partner’s officers and directors complied with the requirements of Section 16 of the Securities Exchange Act, based upon a review of forms filed, or written notice that no annual forms were required.

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
A full discussion of the policies and programs of the Compensation Committee of SunCoke will be set forth in the proxy statement for SunCoke’s 2017 annual meeting of stockholders which will be available upon its filing on the SEC’s website at www.sec.gov and on SunCoke’s website at www.suncoke.com at the “Investors - Financial Reports - Annual Report & Proxy” tab. SunCoke’s 2017 Proxy Statement also will be available free of charge from the Corporate Secretary of our general partner.
Summary Compensation Table
The following table sets forth certain information with respect to SunCoke’s compensation of our general partner’s named executive officers (NEOs), consisting of: (a) our principal executive officer; (b) our principal financial officer; and (c) the three most highly compensated executive officers (other than the principal executive officer and principal financial officer) who were serving as executive officers at the end of 2016. The table summarizes the compensation attributable to services performed for us by our general partner’s NEOs during fiscal years 2014, 2015 and 2016 but determined and paid by SunCoke. The amounts reported in the table below were calculated based upon an estimate of the portion of each NEO’s total compensation paid by SunCoke which was reimbursed by us pursuant to the terms of the omnibus agreement. Further information regarding the compensation of our general partner’s NEOs, who also are named executive officers of SunCoke, will be set forth in SunCoke’s 2017 Proxy Statement. Compensation amounts set forth in SunCoke’s 2017 Proxy Statement will include all compensation paid by SunCoke, including the amounts shown in the table below, which are attributable to services performed for us.

Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards(2)	Option Awards(3)	Nonequity Incentive Plan Compensation(4)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All other Compensation(6)	Total
Frederick A. Henderson Chairman & CEO	2016	$435,492	$—	$973,578	$231,683	$748,610	$—	$10,862	2,400,225
	2015	461,992	—	600,082	1,142,878	347,452	—	59,322	2,611,726
	2014	292,500	—	723,417	475,665	183,784	—	51,776	1,727,142
Fay West Senior VP & CFO	2016	384,198	—	244,940	32,919	528,348	—	17,706	1,208,111
	2015	299,951	—	104,764	168,920	166,853	—	31,417	771,905
	2014	96,381	—	40,949	19,027	40,039	—	11,851	208,247
P. Michael Hardesty SVP, Commercial Ops., Bus. Dev. & Terminals	2016	215,020	—	134,896	18,129	258,734	—	40,288	667,067
	2015	186,406	—	43,985	191,561	79,868	—	47,294	549,114
Gary P. Yeaw SVP, Human Resources	2016	119,799	—	110,932	14,908	102,967	—	6,773	355,379
	2015	108,155	—	41,235	76,325	39,331	—	11,903	276,949
Katherine T. Gates SVP, Gen. Counsel & Chief Compliance Officer	2016	301,253	—	100,579	13,517	274,056	—	51,655	741,060
	2015	203,103	—	17,395	32,199	64,085	—	51,677	368,459

NOTES TO TABLE:

(1)
Name and Principal Position. Each of our NEOs split their professional time between SunCoke and us, and all compensation paid to them is determined and paid by SunCoke. In accordance with SEC rules, a portion of the total compensation paid by SunCoke to the NEOs is allocated to the services performed for us, based on an estimate of the portion of each NEO’s compensation which was reimbursed by us to SunCoke pursuant to the terms of the omnibus agreement, and which we believe accurately reflects the amount of compensation each NEO was paid for the services provided to us. For 2015, the applicable allocation percentage was approximately 47 percent, and for 2016, the applicable allocation percentage was approximately 56 percent. The total compensation paid by SunCoke to the NEOs in 2014, 2015 and 2016, as well as a discussion of how their compensation was determined, is disclosed in SunCoke’ 2017 Annual Meeting Proxy Statement.

(2)
Stock Awards. Equity awards were granted to the NEOs pursuant to the terms of the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“LTPEP”), and include time-based restricted stock units and performance-based restricted stock units (RSUs and PSUs, respectively). The amounts shown in the table are the grant date fair value for the portion of such awards attributable to us, computed in accordance with FASB ASC Topic 718. The assumptions used by SunCoke to determine the grant date fair value of these equity awards can be found in SunCoke’s Annual Report on Form 10-K for the year-ended December 31, 2016. For each NEO, the number and value of outstanding SunCoke equity awards (including unvested RSUs and PSUs) at year-end is reported in SunCoke’s 2017 Annual Meeting Proxy Statement. PSUs awarded under the LTPEP are subject to three-year “cliff” vesting and are settled in shares of SunCoke common stock, with eventual payout ranging from zero to 200% of target, depending upon the level of attainment of specified pre-determined performance goals and objectives for SunCoke. The value of these performance-based awards at grant date was calculated assuming that the highest level of performance conditions will be achieved.

(3)
Option Awards. Nonqualified stock option awards and Nonqualified performance stock options awards were granted under the terms of pursuant to the terms of the SunCoke LTPEP. Amounts shown are the grant date fair value of SunCoke stock option awards attributable to us computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used by SunCoke to determine the grant date fair value of the option awards can be found in Note 18 Share-Based Compensation, in SunCoke’s Annual Report on Form 10-K for the year-ended December 31, 2016. Once vested, the options may be exercised to acquire shares of SunCoke’s common stock. The NEOs do not receive any option awards from us. For each NEO, the number and value of outstanding SunCoke equity awards (including unexercised stock options) at year-end is reported in SunCoke’s 2017 Annual Meeting Proxy Statement.

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

(5)
Change in Pension Value and Nonqualified Deferred Compensation Earnings. SunCoke does not maintain any defined benefit pension plan, or supplemental executive retirement plan for its named executive officers, including our NEOs. However, our NEOs do participate in: (a) the SunCoke Energy, Inc. 401(k) Plan, a tax-qualified defined contribution plan available to all employees; and (b) the SunCoke Energy, Inc. Savings Restoration Plan, a nonqualified defined contribution plan for executives whose compensation exceeds IRS limits on compensation applicable to SunCoke’s 401(k) plan. For the periods presented in the table, there were no above-market, or preferential, earnings on any compensation deferred under SunCoke’s Savings Restoration Plan. Please refer to the “Nonqualified Deferred Compensation” table in SunCoke’s 2017 Proxy Statement for further details of each NEOs aggregate earnings and account balance under SunCoke’s Savings Restoration Plan.

(6)
All Other Compensation. Amounts shown represent payments made by SunCoke on behalf of the NEOs and attributable to us. These amounts include annual and matching contributions to SunCoke’s 401(k) and/or Savings Restoration Plan. None of these amounts were provided directly by us. No perquisites are disclosed because SunCoke does not provide its named executive officers (including our NEOs) with perquisites or other personal benefits such as partnership vehicles, club memberships, financial planning assistance, or tax preparation services.

Long-Term Incentive Plan
In connection with the completion of our initial public offering in 2013, our general partner adopted the SunCoke Energy Partners, L.P. Long-Term Incentive Plan, or LTIP. The LTIP allows for grants of (1) restricted units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other Unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs, collectively referred to as Awards. The LTIP provides our general partner with maximum flexibility with respect to the design of compensatory arrangements for employees, officers, consultants, and directors of our general partner and any of its affiliates providing services to us. However, the only equity issued under the LTIP as of December 31, 2016 were quarterly payments of common units to those non-employee directors of our general partner who did not elect to defer receipt of their common unit retainer. Please see the section entitled “Director Compensation” for additional information regarding the compensation program for the non-employee directors of our general partner.
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

•
Savings Restoration Plan. The Savings Restoration Plan, or SRP, is an unfunded, nonqualified deferred compensation plan administered by SunCoke and made available to participants in the SunCoke 401(k) Plan whose compensation exceeds the IRS limits on compensation that can be taken into account under that Plan ($265,000 for 2016 and $270,000 for 2017). Under the SRP, employees can make an advance election to defer on a pre-tax basis up to 50 percent of the portion of their salary and bonus that exceeds the compensation limit. Such amounts will be credited to a bookkeeping account established for each participant as of the date the amounts would otherwise have been paid to the participant. Employer contributions will be credited to the accounts of each employee who elects to defer compensation and they consist of (1) a matching contribution equal to 100 percent of the first 5 percent of compensation deferred by the participant under the SRP and (2) an additional contribution equal to 3 percent of the compensation deferred by the participant under the SRP. SunCoke Energy can also make additional discretionary contributions. For the 2016 plan year, the Company matching contributions were frozen. Participants are fully vested in their own deferrals as well as the 3 percent employer contribution, and will vest in the employer matching contributions received for plan years prior to 2016 and discretionary contributions in accordance with the vesting schedule in the 401(k) Plan, which provides for 100 percent vesting after three years of service. Participants can direct the investment of their bookkeeping accounts among the same investment alternatives available under the 401(k) Plan. Unless the participant elects otherwise, distributions are made in a lump sum on the first day of the seventh month following termination of employment with SunCoke (or immediately to the participant’s beneficiary in the event of the participant’s earlier death). The participant can elect, prior to his or her first year of participation, to receive a distribution in installments over two to ten years instead of a lump sum if he or she terminates due to retirement, which is defined as termination after attaining age 55 with 10 years of service, or age 60 with 5 years of service. In addition, a participant can elect, concurrently with the annual deferral election, to receive an in-service lump sum distribution of the amount he or she elects to defer for such year, with such payment date not earlier than three years from the end of the year in which the election is made. A participant can change the time or method of distribution in limited circumstances.
Severance and Change in Control Benefits. Our NEOs participate in the SunCoke Energy Executive Involuntary Severance Plan and the SunCoke Energy Special Executive Severance Plan. The purpose of these plans is to recognize an executive’s service to SunCoke Energy and provide a market competitive level of protection and assistance if an executive is involuntarily terminated.

•
Special Executive Severance Plan. SunCoke's Special Executive Severance Plan provides severance to designated executives whose employment is terminated by SunCoke other than for cause, death or disability, or who resign for good reason (as such terms are defined in the Plan) within two years following a change in control of SunCoke. Severance is generally payable in a lump sum, equal to two to three times the sum of the executive’s annual base salary and the greater of (i) 100 percent of the executive’s target annual incentive in effect immediately before the change in control or, if higher, employment termination date, or (ii) the average annual incentive awarded to the executive with respect to the three years ending before the change in control or, if higher, ending before the employment termination date, with the multiple depending on the executive’s position. Executives are also entitled to (x) a prorata portion of the current year Annual Incentive at Company performance if termination occurs after Q1 of the calendar year, (y) the continuation of medical plan benefits (including dental) at active employee rates for the period during which the participant receives severance payments (which run concurrently with COBRA), and (z) continuation of life insurance coverage equal to one time’s the executive’s base salary and outplacement services

•
Executive Involuntary Severance Plan. The Executive Involuntary Severance Plan provides severance to designated executives whose employment is terminated by SunCoke other than for cause (as defined in the Plan), death or disability. Severance is paid in installments per pay period and ranges from one to two times the sum of the executive’s annual base salary and target annual incentive, depending on the executive’s position. Executives are also entitled to a prorata portion of the current year Annual Incentive at Company performance if termination occurs after Q1 of the calendar year, the continuation of medical plan benefits (excluding dental) at active employee rates for the period during which the participant receives severance payments (which run concurrently with COBRA), and continuation of life insurance coverage equal to one time’s the executive’s base salary and outplacement services. Severance is subject to the execution of a release of claims against SunCoke and its affiliates, including us, at the time of termination of the executive’s employment.

Other SunCoke Benefits. Our NEOs participate in the same basic benefits package and on the same terms as other eligible SunCoke employees. The benefits package includes the savings program described above, as well as medical and dental benefits, disability benefits, insurance (life, travel and accident), death benefits and vacations and holidays.
For additional detailed information regarding the compensatory plans, agreements and programs of SunCoke in which our NEOs participate, we encourage you to read SunCoke Energy, Inc.’s 2017 Annual Meeting Proxy Statement.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. During 2016, all compensation decisions with respect to our NEOs were made by the Compensation Committee of the Board of Directors of SunCoke, which is comprised entirely of independent members of SunCoke’s Board. In addition, none of these individuals receive any compensation directly from us or our general partner.

Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of SunCoke perform services on our behalf. We do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. For an analysis of any risks arising from SunCoke’s compensation policies and practices, please read SunCoke’s 2017 Proxy Statement.
Board Report on Compensation
Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.
Members of The Board:
•Frederick A. Henderson (Chairman)
•C. Scott Hobbs (Lead Director)
•Wayne L. Moore
•Nancy M. Snyder
•Fay West
•Katherine T. Gates
•P. Michael Hardesty
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
Retainers and Fees: The table below summarizes the current structure of our independent director compensation program:
Summary of Independent Director Compensation

Board Service
Annual Retainer (Cash Portion)	$65,000
Annual Retainer (Common Unit Portion)	$85,000
TOTAL (excluding retainers and fees for committee service)	$150,000
Committee Service
Annual Audit Committee Chair Retainer	$20,000
Annual Audit Committee Member Retainer	$10,000
Annual Conflicts Committee Chair Retainer(1)	$20,000
Annual Conflicts Committee Member Retainer(1)	$10,000
Monthly Conflicts Committee Chair Retainers:(1)(2)
Period from December 1, 2016 until filing of SEC Form S-4 in connection with the proposed Simplification Transaction	$15,000
Period following filing of SEC Form S-4 until closing, or abandonment of the proposed Simplification Transaction	$5,000
Monthly Conflicts Committee Member Retainers:(1)(2)
Period from December 1, 2016 until filing of SEC Form S-4 in connection with the proposed Simplification Transaction	$10,000
Period following filing of SEC Form S-4 until closing, or abandonment of the proposed Simplification Transaction	$5,000

1.
Effective January 1, 2017, the following annual retainers were discontinued: (a) the annual Conflicts Committee Chair Retainer of $20,000 per year; and (b) the annual Conflicts Committee member retainer of $10,000 per year. These annual retainers will not be paid in 2017, but will be replaced by the corresponding monthly retainers shown in the preceding table:

2.
On October 31, 2016, SunCoke announced that it has submitted a proposal to the board of directors of our General Partners to acquire all of the outstanding common units not already owned by SunCoke (“Simplification Transaction”). As compensation for work done during the month of December 2016 in evaluating this offer, the Conflicts Committee chair received a $15,000 cash retainer, and the Conflicts Committee members (other than the chair) each received a $10,000 cash retainer. Following the closing of the proposed Simplification Transaction, Conflicts Committee members will receive the following hourly fees for each hour actually spent on litigation matters, (e.g., assistance with pre-trial discovery, answering interrogatories, depositions, trial preparation, court appearances, etc.): (a) Conflicts Committee Chair = $700 per hour; and (b) Conflicts Committee members (other than the Chair) = $600 per hour. In addition Conflicts Committee members will be reimbursed for reasonable litigation-related out-of-pocket expenses.

Long-Term Incentive Plan: During 2016, each independent director of our general partner received a number of vested common units, paid quarterly, under the SunCoke Energy Partners GP LLC Long-Term Incentive Plan. These common units had an aggregate fair market value equal to $85,000 on an annualized basis. The fair market value of each quarterly payment is calculated as of the payment date, by dividing one-fourth of the aggregate portion of the annual common unit retainer value by the average closing price for a common unit representing limited partnership interests in us for the ten trading days on the NYSE immediately prior to the payment date.
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
Director Compensation Table
The following table sets forth the compensation for our independent directors in fiscal 2016:

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	All Other Compensation(3)	Total
C. Scott Hobbs	$110,000	$85,000	$61,244	$256,244
Wayne L. Moore	$105,000	$85,000	$43,671	$233,671
Nancy M. Snyder	$95,000	$85,000	$59,886	$239,886
NOTES TO TABLE:

(1)
The amounts in this column include all retainer and meeting fees paid or deferred pursuant to the Directors’ Deferred Compensation Plan. Mr. Hobbs deferred 100 percent of his cash compensation into the Directors’ Deferred Compensation Plan.

(2)
The amounts in this column represent the fair value of the common unit retainer payments made to each director in fiscal 2016 as of the date of each quarterly payment, calculated pursuant to FASB ASC Topic 718. The number of common units granted to each independent director was determined by dividing the $21,250 quarterly common unit retainer payment by the average closing price of a Partnership common unit for the ten trading days preceding the payment date. Mr. Hobbs and Ms. Snyder deferred their common unit retainers into the Directors’ Deferred Compensation Plan.

(3)	The amounts shown in this column reflect the value of distribution equivalents earned on deferred compensation account balances during 2016.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of December 31, 2016, the beneficial ownership of common units of SunCoke Energy Partners, L.P. held by:

•	our general partner;

•	each director and named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
SunCoke Energy, Inc.(2)	25,415,696	55.0%
Frederick A. Henderson	20,500	*
Fay West	—	*
P. Michael Hardesty	2,431	*
Gary P. Yeaw	2,500	*
Katherine T. Gates	—	*
Allison S. Lausas	300	*
C. Scott Hobbs(3)	11,208	*
Wayne L. Moore(3)	59,730	*
Nancy M. Snyder(3)	3,600	*
All directors and executive officers as a group (9 people)	100,269	*

*	Less than one percent of our outstanding common units.

(1)	The business address for SunCoke Energy Partners, L.P. and each individual is 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.

(2)
Amount shown includes (i) 2,209,697 common units issued to Sun Coal & Coke in connection with our IPO, (ii) 2,695,055 common units issued to Sun Coal & Coke in connection with the contribution to us on May 9, 2014, of an additional 33% interest in each of the Haverhill and Middletown cokemaking facilities; (iii) 1,877,697 common units issued to Sun Coal & Coke in connection with the contribution to us on January 13, 2015, of a 75% interest in the Granite City (Gateway) cokemaking facility; (iv) 2,923,550 common units issued to Sun Coal & Coke in connection with the acquisition, on August 12, 2015, of Raven Energy, LLC; and (v) 15,709,697 subordinated units issued to Sun Coal & Coke on the IPO closing date, and were converted into common units on a one-for-one basis at the end of the subordination period on March 2, 2016.

(3)
Certain directors have elected to defer all or a portion of their compensation into phantom unit credits under the SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan described in the section entitled “Executive Compensation-Director Compensation---Directors' Deferred Compensation Plan.” Each phantom unit credit is treated as if it were invested in common units representing limited partnership interests in the Partnership, and distribution equivalents are credited in the form of additional phantom unit credits. These phantom unit credits do not have voting rights. Such phantom unit credits ultimately will be settled in cash following termination of the director’s service on the Board, based upon the average closing price for our common units for the ten trading days on the NYSE immediately prior to the payment date. The following directors hold such phantom unit credits: Mr. Hobbs: 37,718.87 phantom unit credits; Mr. Moore: 20,683.25 phantom unit credits; and Ms. Snyder: 32,127.38 phantom unit credits.

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

Name	Shares of Common Units	Percent of Common Units Outstanding
Raven Energy Holdings LLC(1)	3,635,465	7.9%

(1)	Number is based on information from our transfer agent (Computershare) records. The mailing address of Raven Energy Holdings LLC is: 3801 PGA Blvd. Suite 903, Palm Beach Gardens, FL 33410.
All of these reported units were owned by investment accounts (investment limited partnerships, a registered investment company and/or institutional accounts) managed, with discretion to purchase or sell securities, in each case by the reporting person.
Beneficial Ownership of Our Sponsor’s Common Stock by the Directors and Executive Officers of Our General Partner
The following table sets forth certain information regarding beneficial ownership of SunCoke Energy, Inc.’s common stock, as of December 31, 2016, by directors of our general partner, by each named executive officer and by all directors and executive officers of our general partner, as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of SunCoke common stock shown in the table. For purposes of this table, beneficial ownership includes shares of SunCoke common stock as to which the person has sole or shared voting or investment power and also any shares of SunCoke, Inc. common stock that such person has the right to acquire within 60 days of December 31, 2015, through the exercise of any option, warrant, or right.

Name	Shares of SunCoke Energy, Inc. Common Stock	Right to Acquire Within 60 Days After December 31, 2016(1)	Total	Percent of SunCoke Energy, Inc. Common Stock Outstanding
Frederick A. Henderson	235,406	1,739,746	1,975,152	3.1
Fay West	17,157	63,188	80,345	*
P. Michael Hardesty	68,051	44,715	112,766	*
Gary P. Yeaw	25,051	87,182	112,233	*
Katherine T. Gates	4,222	18,598	22,820	*
Allison S. Lausas	3,033	12,182	15,215	*
C. Scott Hobbs(2)	—	—	—	*
Wayne L. Moore(2)	—	—	—	*
Nancy M. Snyder(2)	—	—	—	*
All directors and executive officers as a group (9 people)	352,920	1,965,611	2,318,531	3.6

*	Less than one percent of SunCoke's outstanding common stock.

(1)
The amounts shown in this column reflect shares of SunCoke Energy, Inc. common stock which the persons listed have the right to acquire as a result of the exercise of stock options, and/or conversion of restricted share units, within 60 days after December 31, 2016 under certain plans, including the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan.

(2)	Consistent with our partnership agreement, the independent directors of our general partner are expected not to maintain any ownership interest in the common stock of SunCoke Energy, Inc.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of December 31, 2016, regarding Partnership common units that may be issued upon conversion (assuming a one-for-one conversion) of securities granted under the general partner’s Long-Term Incentive Plan. For more information about this plan, which did not require approval by the Partnership’s limited partners, refer to "Item 11. Executive Compensation - Long-Term Performance Enhancement Plan.”
EQUITY COMPENSATION PLAN INFORMATION(1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	1,565,911

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
SunCoke, through its Sun Coal & Coke subsidiary, beneficially owns 25,415,696 common units representing an aggregate limited partnership interest in us of 53.9 percent, and indirectly owns and controls our general partner. SunCoke also appoints all of the directors of our general partner. In addition, our general partner owns a 2 percent general partner interest in us and all of our IDRs.
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

Withdrawal or removal of our general partner
If our general partner withdraws or is removed, its general partner interest and its IDRs will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
Agreements with Affiliates
We have entered into certain agreements with SunCoke, as described below. While we believe these agreements are on terms no less favorable to us than those that could have been negotiated with unaffiliated third parties, they are not the result of arm’s-length negotiations.
Arrangements Between SunCoke Energy and the Partnership
In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $6.9 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.3 million included in payable to affiliate, net on the Consolidated Balance Sheets as of December 31, 2016. SunCoke did not provide sponsor support in the third and fourth quarter of 2016.
Omnibus Agreement
The omnibus agreement with SunCoke and our general partner addresses certain aspects of our relationship, including:
Business Opportunities. We have a preferential right to invest in, acquire and construct cokemaking facilities in the U.S. and Canada. SunCoke has a preferential right to all other business opportunities. If we decide not to pursue an opportunity to construct a new cokemaking facility and SunCoke or any of its controlled affiliates undertake such construction, then upon completion of such construction, we will have the option to acquire such facility at a price sufficient to give SunCoke an internal rate of return on its invested capital equal to the sum of SunCoke’s weighted average cost of capital (as determined in good faith by SunCoke) and 6.0 percent. If we decide not to pursue an opportunity to invest in or acquire a cokemaking facility, SunCoke or any of its controlled affiliates may undertake such an investment or acquisition and if such acquisition is completed by SunCoke, the cokemaking facility so acquired will be subject to the right of first offer described below. If a business opportunity includes cokemaking facilities but such facilities represent a minority of the value of such business opportunity as determined by SunCoke in good faith, SunCoke will have a preferential right as to such business opportunity. These agreements as to business opportunities shall apply only so long as SunCoke controls us, and shall not apply with respect to any business opportunity SunCoke or any of its controlled affiliates was actively pursuing at the time of the closing of our IPO.

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
Audit Fees
KPMG served as the Partnership's principal independent public accountant. The following table shows the fees billed for audit, audit-related services and all other services for each of the last two years:

	Audit and Non-Audit Fees
	2016	2015
Audit Fees(1)(2)	$696,226	$606,928

(1)	Audit fees in 2016 relate to professional services rendered in connection with the audit of our 2015 annual financial statements on our Form 10-K.

(2)
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

21.1*	List of Subsidiaries of SunCoke Energy Partners, L.P. (filed herewith)

23.1*	Consent of KPMG LLP (filed herewith)

23.2*	Consent of Ernst & Young LLP (filed herewith)

24.1*	Powers of Attorney (filed herewith)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241) (filed herewith)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241) (filed herewith)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (furnished herewith)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (furnished herewith)

95.1*	Mine Safety Disclosure (filed herewith)

99.1*	No Adjustments Letter from Internal Revenue Service (December 16, 2016) (filed herewith)

101.INS*	XBRL Instance Document (filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Provided herewith.

**	Management contract or compensatory plan or arrangement

†	Certain portions have been omitted pursuant to confidential treatment requests. Omitted information has been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2017.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2017.

Signature	Title

/s/ Frederick A. Henderson*	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Frederick A. Henderson

/s/ Fay West	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Fay West

/s/ Allison S. Lausas*	Vice President and Controller (Principal Accounting Officer)
Allison S. Lausas

/s/ Katherine T. Gates*	Director
Katherine T. Gates

/s/ P. Michael Hardesty*	Director
P. Michael Hardesty

/s/ C. Scott Hobbs*	Director
C. Scott Hobbs

/s/ Wayne L. Moore*	Director
Wayne L. Moore

/s/ Nancy M. Snyder*	Director
Nancy M. Snyder

*      Fay West, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy Partners, L.P. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Fay West	February 16, 2017
Fay West