Form 10-Q
period 2017-03-31
SunCoke Energy Partners, L.P.
filed 2017-04-25
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 46,220,573 common units outstanding at April 21, 2017.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SunCoke Energy Partners, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$195.6	$194.5
Costs and operating expenses
Cost of products sold and operating expenses	135.4	134.2
Selling, general and administrative expenses	8.5	8.4
Depreciation and amortization expense	21.6	18.7
Total costs and operating expenses	165.5	161.3
Operating income	30.1	33.2
Interest expense, net	12.6	12.5
Gain on extinguishment of debt	—	(20.4)
Income before income tax expense	17.5	41.1
Income tax expense	149.2	0.6
Net (loss) income	(131.7)	40.5
Less: Net (loss) income attributable to noncontrolling interests	(2.4)	0.7
Net (loss) income attributable to SunCoke Energy Partners, L.P.	$(129.3)	$39.8

General partner's interest in net (loss) income	$(1.3)	$10.1
Limited partners' interest in net (loss) income	$(128.0)	$29.7
Net (loss) income per common unit (basic and diluted)	$(2.77)	$0.64
Weighted average common units outstanding (basic and diluted)	46.2	46.2

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$46.2	$41.8
Receivables	40.1	39.7
Inventories	78.3	66.9
Other current assets	4.2	1.6
Total current assets	168.8	150.0
Properties, plants and equipment (net of accumulated depreciation of $371.4 million and $352.6 million at March 31, 2017 and December 31, 2016, respectively)	1,281.8	1,294.9
Goodwill	73.5	73.5
Other intangible assets, net	174.1	176.7
Deferred charges and other assets	0.8	0.9
Total assets	$1,699.0	$1,696.0
Liabilities and Equity
Accounts payable	$67.9	$47.0
Accrued liabilities	11.1	11.7
Deferred revenue	5.6	2.5
Current portion of long-term debt and financing obligation	6.1	4.9
Interest payable	6.2	14.7
Payable to affiliate, net	6.0	4.7
Total current liabilities	102.9	85.5
Long-term debt and financing obligation	803.7	805.7
Deferred income taxes	187.1	37.9
Other deferred credits and liabilities	13.2	13.2
Total liabilities	1,106.9	942.3
Equity
Held by public:
Common units (issued 20,804,877 and 20,800,181 units at March 31, 2017 and December 31, 2016, respectively)	227.0	296.9
Held by parent:
Common units (issued 25,415,696 units at March 31, 2017 and December 31, 2016)	324.8	410.3
General partner interest	28.8	32.1
Partners' capital attributable to SunCoke Energy Partners, L.P.	580.6	739.3
Noncontrolling interest	11.5	14.4
Total equity	592.1	753.7
Total liabilities and equity	$1,699.0	$1,696.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(131.7)	$40.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	21.6	18.7
Deferred income tax expense	149.2	0.3
Gain on extinguishment of debt	—	(20.4)
Changes in working capital pertaining to operating activities:
Receivables	(0.4)	(4.9)
Payables to affiliate, net	1.3	2.2
Inventories	(11.4)	3.8
Accounts payable	19.3	7.6
Accrued liabilities	(0.6)	(0.3)
Deferred revenue	3.1	9.2
Interest payable	(8.5)	(10.9)
Other	(2.5)	(5.4)
Net cash provided by operating activities	39.4	40.4
Cash Flows from Investing Activities:
Capital expenditures	(4.2)	(8.0)
Decrease in restricted cash	0.1	7.4
Other investing activities	—	0.6
Net cash used in investing activities	(4.1)	—
Cash Flows from Financing Activities:
Repayment of long-term debt	(0.3)	(32.9)
Repayment of financing obligation	(0.6)	—
Proceeds from revolving credit facility	10.0	20.0
Repayment of revolving credit facility	(10.0)	(20.0)
Distributions to unitholders (public and parent)	(29.5)	(29.5)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(0.5)	(1.3)
Capital contributions from SunCoke	—	8.4
Net cash used in financing activities	(30.9)	(55.3)
Net increase (decrease) in cash and cash equivalents	4.4	(14.9)
Cash and cash equivalents at beginning of period	41.8	48.6
Cash and cash equivalents at end of period	$46.2	$33.7
Supplemental Disclosure of Cash Flow Information
Interest paid	$20.9	$24.3

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Common - Public	Common - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2016	$296.9	$410.3	$32.1	$14.4	$753.7
Partnership net loss	(57.6)	(70.4)	(1.3)	(2.4)	(131.7)
Distribution to unitholders, net of unit issuances	(12.3)	(15.1)	(2.0)	—	(29.4)
Distributions to noncontrolling interest	—	—	—	(0.5)	(0.5)
At March 31, 2017	$227.0	$324.8	$28.8	$11.5	$592.1

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At March 31, 2017, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). We also own a coal logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities and other SunCoke cokemaking facilities. Our coal logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At March 31, 2017, SunCoke, through a subsidiary, owned a 53.9 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
Organized in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted on a limited basis. Our implementation team has gained an understanding of the standard’s revenue recognition model and is completing the analysis and documentation of our contract details for impacts under the new revenue recognition model. While we are currently evaluating the impact of the standard, we expect the timing of our revenue recognition to generally remain the same under the new standard on an annual basis. Deferred revenue at Convent Marine Terminal may be recognized on a more accelerated basis during quarterly periods within the year based on facts and circumstances considered at each quarter under the new guidance. The Partnership expects to adopt this standard on January 1, 2018 using the modified retrospective method.
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

2. Related Party Transactions and Agreements
Transactions with Affiliate
Our coal logistics business provides coal handling and mixing services to certain SunCoke cokemaking operations. Coal Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $2.2 million and $2.6 million for the three months ended March 31, 2017, and 2016, respectively.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $6.9 million and $7.0 million for the three months ended March 31, 2017 and 2016, respectively, and were included in selling, general and administrative expenses on the Consolidated Statements of Operations. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner.
During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of $6.9 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.3 million included in payable to affiliate, net on the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016.
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation losses at the Haverhill and Middletown cokemaking facilities arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the IPO. In addition, SunCoke will indemnify us for remediation losses at the Granite City cokemaking facility arising from any environmental matter discovered and identified as requiring remediation prior to the closing of the January 2015 dropdown of a 75 percent interest in Granite City ("Granite City Dropdown"). SunCoke contributed $67.0 million in partial satisfaction of this obligation from the proceeds of the IPO, and an additional $52.0 million in connection with subsequent dropdowns. If, prior to the fifth anniversary of the closing of the IPO, a pre-existing environmental matter is identified as requiring remediation, SunCoke will indemnify us for up to $50.0 million of any such remediation costs (we will bear the first $5.0 million of any such costs).
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
3. Cash Distributions and Net Income Per Unit
Cash Distributions
Our partnership agreement generally provides that we will make cash distributions, if any, each quarter in the following manner:

•
first, 98 percent to the holders of common units and 2 percent to our general partner, until each common unit has received the minimum quarterly distribution of $0.412500 plus any arrearages from prior quarters and

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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
March 31, 2016	$0.5940	$29.5	June 1, 2016	May 16, 2016
June 30, 2016	$0.5940	$29.5	September 1, 2016	August 15, 2016
September 30, 2016	$0.5940	$29.5	December 1, 2016	November 15, 2016
December 31, 2016	$0.5940	$29.5	March 1, 2017	February 15, 2017
March 31, 2017(1)	$0.5940	$29.5	June 1, 2017	May 15, 2017

(1)	On April 17, 2017, our Board of Directors declared a cash distribution of $0.5940 per unit, which will be paid on June 1, 2017, to unitholders of record on May 15, 2017.
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

The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Net (loss) income attributable to SunCoke Energy L.P.	$(129.3)	$39.8
Less: Expenses allocated to Common - SunCoke(1)	—	(7.0)
Net (loss) income attributable to all partners	(129.3)	46.8
General partner's incentive distribution rights	1.4	9.4
Net (loss) income attributable to partners, excluding incentive distribution rights	(130.7)	37.4
General partner's ownership interest:	2.0%	2.0%
General partner's allocated interest in net (loss) income	(2.7)	0.7
General partner's incentive distribution rights	1.4	9.4
Total general partner's interest in net (loss) income	$(1.3)	$10.1
Common - public unitholder's interest in net (loss) income	$(57.6)	$16.5
Common - SunCoke interest in net (loss) income:
Common - SunCoke interest in net (loss) income	(70.4)	20.2
Expenses allocated to Common - SunCoke(1)	—	(7.0)
Total common - SunCoke interest in net (loss) income	(70.4)	13.2
Total limited partners' interest in net (loss) income	$(128.0)	$29.7

(1)
Per the amended Partnership agreement, expenses paid on behalf of the Partnership are to be allocated entirely to the partner who paid them. During the first quarter of 2016, SunCoke paid $7.0 million of allocated corporate costs on behalf of the Partnership and will not seek reimbursement for those costs. These expenses are recorded as a direct reduction to SunCoke's interest in net income for the three months ended March 31, 2017.

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

The calculation of earnings per unit is as follows:

	Three Months Ended March 31,
	2017	2016

	(Dollars and units in millions, except per unit amounts)
Net (loss) income attributable to SunCoke Energy L.P.	$(129.3)	$39.8
Less: Expenses allocated to Common - SunCoke	—	(7.0)
Net (loss) income attributable to all partners	(129.3)	46.8
General partner's distributions (including $1.4 million of cash incentive distribution rights in both periods)	2.0	2.0
Limited partners' distributions on common units	27.5	27.5
Distributions less than (greater than) loss/earnings	(158.8)	17.3
General partner's (loss) earnings:
Distributions (including $1.4 million of cash incentive distribution rights in both periods)	2.0	2.0
Allocation of distributions less than (greater than) loss/earnings	(3.3)	8.1
Total general partner's (loss) earnings	(1.3)	10.1
Limited partners' (loss) earnings on common units:
Distributions	27.5	27.5
Expenses allocated to Common - SunCoke	—	(7.0)
Allocation of distributions less than (greater than) loss/earnings	(155.5)	9.2
Total limited partners' (loss) earnings on common units	(128.0)	29.7
Limited partners' earnings on subordinated units:
Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	46.2
Net income per limited partner unit:
Common - basic and diluted	$(2.77)	$0.64
Unit Activity
Unit activity for the three months ended March 31, 2017:

	Common - Public	Common - SunCoke	Total Common
At December 31, 2016	20,800,181	25,415,696	46,215,877
Units issued to directors	4,696	—	4,696
At March 31, 2017	20,804,877	25,415,696	46,220,573
4. Inventories
The components of inventories were as follows:

	March 31, 2017	December 31, 2016

	(Dollars in millions)
Coal	$44.4	$34.5
Coke	5.8	4.7
Materials, supplies, and other	28.1	27.7
Total inventories	$78.3	$66.9

5. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Coal Logistics segment was $73.5 million at both March 31, 2017 and December 31, 2016.
The components of intangible assets were as follows:

		March 31, 2017			December 31, 2016
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	6	$24.0	$5.3	$18.7	$24.0	$4.5	$19.5
Customer relationships	14	28.7	4.3	24.4	28.7	3.8	24.9
Permits	25	139.0	8.3	130.7	139.0	7.1	131.9
Trade name	2	1.2	0.9	0.3	1.2	0.8	0.4
Total		$192.9	$18.8	$174.1	$192.9	$16.2	$176.7
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. These permits have an average remaining renewal term of approximately 4.2 years. The permits were renewed regularly prior to our acquisition of CMT. We also have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future.
Total amortization expense for intangible assets subject to amortization was $2.6 million for both the three months ended March 31, 2017 and 2016.
6. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
In January 2017, the Internal Revenue Service ("IRS") announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. However, the Final Regulations include a transition period for activities that were reasonably interpreted to be qualifying income and carried on by publicly traded partnerships prior to the Final Regulations. The Partnership previously received a will-level opinion from its counsel, Vinson & Elkins LLP, that the Partnership's cokemaking operations generated qualifying income prior to the Final Regulations. Therefore, the Partnership believes it had a reasonable basis to conclude its cokemaking operations were considered qualifying income before the issuance of the new regulations and as such expects to maintain its treatment as a partnership through the transition period. Cokemaking entities in the Partnership will become taxable as corporations on January 1, 2028, after the transition period ends.
As a result of the Final Regulations, the Partnership recorded deferred income tax expense of $148.6 million during the three months ended March 31, 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable. A portion of this deferred tax liability, $3.0 million, was attributable to SunCoke's retained ownership interest in the cokemaking facilities and, therefore, was also reflected as a reduction in noncontrolling interest during the three months ended March 31, 2017.

7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	March 31, 2017	December 31, 2016

	(Dollars in millions)
7.375 percent senior notes, due 2020 ("Partnership Notes")	$463.0	$463.0
Revolving credit facility, due 2019 ("Partnership Revolver")	172.0	172.0
Partnership promissory note payable, due 2021 ("Promissory Note")	112.9	113.2
Partnership's term loan, due 2019 ("Partnership Term Loan")	50.0	50.0
5.82 percent financing obligation, due 2021 ("Financing Obligation")	14.6	15.2
Total borrowings	812.5	813.4
Original issue premium	6.9	7.5
Debt issuance cost	(9.6)	(10.3)
Total debt and financing obligation	809.8	810.6
Less: current portion of long-term debt and financing obligation	6.1	4.9
Total long-term debt and financing obligation	$803.7	$805.7
Partnership Revolver
As of March 31, 2017, the Partnership had $1.4 million of letters of credit outstanding and an outstanding balance of $172.0 million, leaving $76.6 million available.
Covenants
Under the terms of the Partnership credit agreement, the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00, and a minimum consolidated interest coverage ratio of 2.50:1.00. The Partnership's credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
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
As of March 31, 2017, the Partnership was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
We retained an aggregate of $119 million in proceeds from the Partnership offering and subsequent dropdowns to fund these environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke spent $7 million related to these projects. We have spent approximately $89 million to date and the remaining capital is expected to be spent through the first quarter of 2019.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership did not have material cash equivalents at March 31, 2017 or December 31, 2016.
Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires us to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at both March 31, 2017 and December 31, 2016 was $4.2 million and was included in other deferred charges and liabilities on the Consolidated Balance Sheets.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2017 and December 31, 2016, the estimated fair value of the Partnership's total debt was $816.7 million and $810.4 million compared to a carrying amount of $812.5 million and $813.4 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.

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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$173.2	$178.9
Coal Logistics	22.4	15.6
Coal Logistics intersegment sales	1.8	1.5
Elimination of intersegment sales	(1.8)	(1.5)
Total sales and other operating revenue	$195.6	$194.5
Adjusted EBITDA:
Domestic Coke	$42.5	$46.3
Coal Logistics	13.0	5.9
Corporate and Other	(3.8)	(4.0)
Total Adjusted EBITDA	$51.7	$48.2
Depreciation and amortization expense:
Domestic Coke	$15.7	$13.3
Coal Logistics	5.9	5.4
Total depreciation and amortization expense	$21.6	$18.7
Capital expenditures:
Domestic Coke	$3.6	$5.9
Coal Logistics	0.6	2.1
Total capital expenditures	$4.2	$8.0

The following table sets forth the Partnership's segment assets:

	March 31, 2017	December 31, 2016

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,191.6	$1,184.2
Coal Logistics	506.5	510.6
Corporate and Other	0.9	1.2
Total assets	$1,699.0	$1,696.0
The following table sets forth the Partnership’s total sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking revenues	$158.9	$163.4
Energy revenues	13.6	14.7
Coal logistics revenues	20.3	15.3
Other revenues	2.8	1.1
Total revenues	$195.6	$194.5
The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which represents earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization, adjusted for Coal Logistics changes to our contingent consideration liability related to our acquisition of CMT and the expiration of certain acquired contractual obligations. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2017	2016(1)
	(Dollars in millions)
Net cash provided by operating activities	$39.4	$40.4
Subtract:
Depreciation and amortization expense	21.6	18.7
Gain on extinguishment of debt	—	(20.4)
Deferred income tax expense	149.2	0.3
Changes in working capital and other	0.3	1.3
Net (loss) income	$(131.7)	$40.5
Add:
Depreciation and amortization expense	$21.6	$18.7
Interest expense, net	12.6	12.5
Gain on extinguishment of debt	—	(20.4)
Income tax expense, net	149.2	0.6
Contingent consideration adjustments(2)	—	(3.7)
Adjusted EBITDA	$51.7	$48.2
Subtract:
Adjusted EBITDA attributable to noncontrolling interest (3)	0.8	0.9
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$50.9	$47.3

(1)
In response to the SEC’s May 2016 update to its guidance on the appropriate use of non-GAAP financial measures, Adjusted EBITDA no longer includes Coal Logistics deferred revenue until it is recognized as GAAP revenue. As such, Adjusted EBITDA for the three months ended March 31, 2016 has been recast from previously reported results to exclude coal logistics deferred revenue.

(2)
The Partnership amended its contingent consideration terms with The Cline Group during the first quarter of 2016. These amendments resulted in a gain of $3.7 million recorded during the three months ended March 31, 2016, which was excluded from Adjusted EBITDA.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item, and Note 10 to our consolidated financial statements.
These statements reflect significant assumptions and allocations and include all expenses allocable to our business, but may not be indicative of those that would have been achieved had we operated as a separate public entity for all periods presented or of future results.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow.
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At March 31, 2017, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). We also own a coal logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities and other SunCoke cokemaking facilities. Our coal logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At March 31, 2017, SunCoke, through a subsidiary, owned a 53.9 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
All of our coke sales are made pursuant to long-term, take-or-pay agreements. These coke sales agreements have an average remaining term of approximately nine years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel Holding Corporation ("AK Steel") at our Haverhill facility are subject to early termination by AK Steel under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. No other coke sales contract has an early termination clause. For a five-year period following our initial public offering on January 24, 2013 ("IPO"), SunCoke has agreed to make us whole or purchase all of our coke production not taken by our customers in the event of a customer's default or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. While our steelmaking customers are operating in an environment that is challenged by global overcapacity, our customers have continued to see increases in steel pricing and positive signals on trade and infrastructure during the first quarter of 2017. Despite the improved market trends over the last year, AK Steel and United States Steel Corporation ("U.S. Steel") have kept portions of their Ashland Kentucky Works facility and Granite City Works facility idled as they await further signs of market stability. While market challenges remain, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to United States Steel Corporation ("U.S. Steel") and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC ("Altivia"). Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel Holding Corporation ("AK Steel") pursuant to energy sales agreements.

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

We also provide coal handling and/or mixing services with our coal logistics business, which has collective capacity to mix and/or transload approximately 40 million tons of coal annually and store approximately 3 million tons. CMT is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload approximately 15 million tons of coal annually through its operations in Convent, Louisiana. The facility is supported by long-term, take-or-pay contracts with volume commitments covering 10 million tons of its current capacity. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload approximately 25 million tons of coal annually through its operations in West Virginia. Our terminal located in East Chicago, Indiana, Lake Terminal, provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. We do not take possession of coal in our coal logistics business, but instead earn revenue by providing coal handling and/or mixing services to our customers on a fee per ton basis. We provide mixing and handling services to steel, coke (including some of our and SunCoke's domestic cokemaking facilities), electric utility and coal producing customers.
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
Our Coal Logistics customers have continued their recovery into the first quarter of 2017, resulting in increased volumes and improved financial performance for our Coal Logistics segment. Coal prices, both API2 and domestic thermal, have been relatively stable during the first quarter of 2017 and remain significantly higher than the lows in early 2016. While metallurgical coal prices have retreated during the first quarter of 2017, they remain much higher as compared to the same prior year period. Recently metallurgical coal prices have spiked in response to logistics disruptions in Australia as a result of adverse weather events.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”

Recent Developments

•	Termination of Proposed Simplification Transaction
In April 2017, SunCoke announced the termination of discussions with the Conflicts Committee of our Board of Directors regarding its proposal to acquire all of the Partnership’s common units not already owned by SunCoke ("Simplification Transaction"), announced on October 31, 2016. The Conflicts Committee and its independent advisors reviewed the proposal made by SunCoke and had several discussions with SunCoke over the last few months regarding the potential transaction. At this time, the parties have determined that they will not be able to reach an agreement and have therefore terminated discussions regarding the proposed Simplification Transaction.
First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(Dollars in millions)
Sales and other operating revenue(1)	$195.6	$194.5	$1.1
Net cash provided by operating activities(2)	39.4	40.4	(1.0)
Adjusted EBITDA(1)	51.7	48.2	3.5

(1)	See analysis of changes described in "Analysis of Segment Results."

(2)	See analysis of changes described in "Liquidity and Capital Resources."
Items Impacting Comparability

•
IRS Final Regulations on Qualifying Income. In January 2017, the Internal Revenue Service ("IRS") announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. However, the Final Regulations include a transition period for activities that were reasonably interpreted to be qualifying income and carried on by publicly traded partnerships prior to the Final Regulations. The Partnership previously received a will-level opinion from its counsel, Vinson & Elkins LLP, that the Partnership's cokemaking operations generated qualifying income prior to the Final Regulations. Therefore, the Partnership believes it had a reasonable basis to conclude its cokemaking operations were considered qualifying income before the issuance of the new regulations and as such expects to maintain its treatment as a partnership through the transition period. Cokemaking entities in the Partnership will become taxable as corporations on January 1, 2028, after the transition period ends.

As a result of the Final Regulations, the Partnership recorded deferred income tax expense of $148.6 million during the three months ended March 31, 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable. A portion of this deferred tax liability, $3.0 million, was attributable to SunCoke's retained ownership interest in the cokemaking facilities and, therefore, was also reflected as a reduction in noncontrolling interest during the three months ended March 31, 2017.

•
Pass Through Coal Cost Under-Recovery. During the fourth quarter of 2016, as part of our ordinary course coal sourcing activities, Haverhill, Middletown and AK Steel each entered into arrangements with a coal supplier for 2017 fulfillment. As a result of unfulfilled coal supply commitments by this coal supplier, substitute coal suppliers are currently meeting the shortfall, resulting in a higher price. Presently, we are aggressively pursuing the coal supplier and sharing a portion of the increased coal cost differential with AK Steel, resulting in a negative impact to revenue and Adjusted EBITDA of $1.4 million during the three months ended March 31, 2017. We expect this impact to lower revenue and Adjusted EBITDA by approximately $6 million for the year ended December 31, 2017.

•	Debt Activities. During the three months ended March 31, 2016, the Partnership repurchased $52.8 million of notes, which resulted in a gain on extinguishment of debt of $20.4 million.

•
Contingent Consideration. In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volumes over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability and resulted in a $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations during the three months ended March 31, 2016.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$195.6	$194.5	$1.1
Costs and operating expenses
Cost of products sold and operating expenses	135.4	134.2	1.2
Selling, general and administrative expenses	8.5	8.4	0.1
Depreciation and amortization expense	21.6	18.7	2.9
Total costs and operating expenses	165.5	161.3	4.2
Operating income	30.1	33.2	(3.1)
Interest expense, net	12.6	12.5	0.1
Gain on extinguishment of debt	—	(20.4)	20.4
Income before income tax expense	17.5	41.1	(23.6)
Income tax expense	149.2	0.6	148.6
Net (loss) income	(131.7)	40.5	(172.2)
Less: Net (loss) income attributable to noncontrolling interests	(2.4)	0.7	(3.1)
Net (loss) income attributable to SunCoke Energy Partners, L.P.	$(129.3)	$39.8	$(169.1)
Total Revenues. The increase in sales and other operating revenue was primarily driven by higher sales volumes in our Coal Logistics segment, offset by lower volumes in our Domestic Coke segment.
Costs of Products Sold and Operating Expenses. The increase in cost of products sold and operating expenses was primarily due to the absence of the $3.7 million gain from the contingent consideration adjustment recorded in the first quarter of 2016 previously discussed in "Items Impacting Comparability." This increase was partially offset by lower coal costs related to lower sales volumes in our Domestic Coke segment, as discussed above.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense was primarily the result of new assets placed in service, including the new ship loader at CMT placed in service during the fourth quarter of 2016.
Interest Expense, net. The increase in interest expense, net was primarily due to lower capitalized interest mostly offset by lower outstanding Partnership senior notes.
Income Taxes. Income tax expense increased significantly in the current year period as a result of the impact of the IRS Final Regulations previously discussed in "Recent Developments."
Noncontrolling Interest. Net (loss) income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. The decrease in net (loss) income attributable to noncontrolling interest was driven by the impact of the IRS Final Regulations previously described in "Recent Developments."

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
The operations of each of our segments are described at the beginning of the MD&A.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity and it is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See "Non-GAAP Financial Measures" near the end of this Item.
Segment Operating Data
The following tables set forth financial and operating data for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$173.2	$178.9	$(5.7)
Coal Logistics	22.4	15.6	6.8
Coal Logistics intersegment sales	1.8	1.5	0.3
Elimination of intersegment sales	(1.8)	(1.5)	(0.3)
Total	$195.6	$194.5	$1.1
Adjusted EBITDA(1):
Domestic Coke	$42.5	$46.3	$(3.8)
Coal Logistics	13.0	5.9	7.1
Corporate and Other	(3.8)	(4.0)	0.2
Total	$51.7	$48.2	$3.5
Coke Operating Data:
Domestic Coke capacity utilization (%)	100	101	(1)
Domestic Coke production volumes (thousands of tons)	567	576	(9)
Domestic Coke sales volumes (thousands of tons)	564	581	(17)
Domestic Coke Adjusted EBITDA per ton(2)	$75.35	$79.69	$(4.34)
Coal Logistics Operating Data:
Tons handled (thousands of tons)(3)	5,449	4,035	1,414
CMT take-or-pay shortfall tons (thousands of tons)(4)	544	1,638	(1,094)

(1)
See Note 10 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2017 and 2016, respectively.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

(4)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2017 vs. 2016
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$178.9	$46.3
Volumes(1)	(2.5)	0.6
Coal cost recovery and yields(2)	(2.2)	(2.6)
Operating and maintenance costs	(0.3)	(0.8)
Energy and other	(0.7)	(1.0)
Current year period	$173.2	$42.5

(1)
Lower sales volumes to AK Steel at Haverhill, for which AK Steel made make-whole payments, decreased revenues $4.6 million and $1.7 million during the three months ended March 31, 2017 and 2016, respectively.

(2)	Coal cost under-recovery previously discussed in "Items Impacting Comparability" decreased both revenues and Adjusted EBITDA by $1.4 million.
Coal Logistics
The following table explains year-over-year changes in our Coal Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2017 vs. 2016
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$17.1	$5.9
Transloading volumes(1)	7.0	6.9
Operating and maintenance costs and other	0.1	0.2
Current year period	$24.2	$13.0

(1)
The increase in revenues and Adjusted EBITDA during the three months ended March 31, 2017 was the result of 1,414 thousand of higher tons handled as compared to the prior year period, primarily at CMT.

Corporate and Other
Corporate expenses were $3.8 million for the three months ended March 31, 2017, reasonably consistent with the prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, and pay distributions. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. As of March 31, 2017, we had $46.2 million of cash and cash equivalents and $76.6 million of borrowing availability under the Partnership Revolver.

Distributions
On April 17, 2017, our Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on June 1, 2017 to unitholders of record on May 15, 2017.
Covenants
As of March 31, 2017, the Partnership was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Net cash provided by operating activities	$39.4	$40.4
Net cash used in investing activities	(4.1)	—
Net cash used in financing activities	(30.9)	(55.3)
Net increase (decrease) in cash and cash equivalents	$4.4	$(14.9)
Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $1.0 million to $39.4 million for the three months ended March 31, 2017 as compared to $40.4 million in the corresponding period of 2016. The decrease was the result of working capital changes primarily due to increased inventory purchases of $15.2 million driven by higher coal prices and inventory levels, mostly offset by higher coal purchase payables of $11.7 million as well as lower interest payments during the three months ended March 31, 2017 as compared to the same prior year period.
Cash Used in Investing Activities
Net cash used in investing activities increased $4.1 million for the three months ended March 31, 2017 as compared to the corresponding period in 2016. The increase was due to an amendment in an agreement with The Cline Group during the first quarter of 2016, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group. This cash inflow offset capital expenditures in 2016. The year-over-year increase was partially offset by lower capital expenditure spending during the first quarter of 2017 as compared to the same prior year period.
Cash Used in Financing Activities
Net cash used in financing activities was $30.9 million for the three months ended March 31, 2017. In the first quarter of 2017, the Partnership repaid $0.9 million of long-term debt and paid distributions of $30.0 million to its unitholders and SunCoke.
Net cash used in financing activities was $55.3 million for the three months ended March 31, 2016. In the first quarter of 2016, the Partnership repaid $32.9 million of long-term debt, primarily Partnership Notes, and paid distributions of $30.8 million. The repayments of debt and distributions were partially offset by capital contributions from SunCoke of $8.4 million from the reimbursement holiday and IDR giveback.
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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Ongoing capital	$1.0	$4.6
Environmental remediation capital(1)	3.1	1.4
Expansion capital - CMT(2)	0.1	2.0
Total	$4.2	$8.0

(1)	Includes $0.1 million and $0.6 million of capitalized interest, in connection with the environmental remediation projects, during the three months ended March 31, 2017 and 2016, respectively.

(2)
Represents capital expenditures for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT. Additionally, this includes capitalized interest of $0.6 million for the three months ended March 31, 2016.

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
We retained $119 million in proceeds from the our initial public offering and subsequent dropdowns to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $89 million to date and the remaining capital is expected to be spent through the first quarter of 2019.
Off-Balance Sheet Arrangements
We have letters of credit, operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the three months ended March 31, 2017. Please refer to our Annual Report on Form 10-K dated February 16, 2017 for further disclosure of these arrangements. Other than these arrangements, the Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.

Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2017. Please refer to our Annual Report on Form 10-K dated February 16, 2017 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.
Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 10 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2017 and 2016, respectively.
Below is a reconciliation of 2017 estimated Adjusted EBITDA from its closest GAAP measures:

	2017
	Low	High
Net Cash Provided by Operating Activities	$142	$162
Subtract:
Depreciation and amortization expense	86	86
Deferred income tax expense	149	149
Changes in working capital and other	(17)	(11)
Net loss	$(76)	$(62)
Add:
Depreciation and amortization expense	86	86
Interest expense, net	52	48
Income tax expense	151	151
Adjusted EBITDA	$213	$223
Subtract: Adjusted EBITDA attributable to noncontrolling interest(1)	3	3
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$210	$220

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, and the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future distributions are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly 10-Q. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

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

•
our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke, steam, or electric power, or for coal handling services (including transportation, storage and mixing);

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	receipt of required permits and other regulatory approvals and compliance with contractual obligations in connection with our cokemaking and/or coal logistics operations;

•	claims of noncompliance with any statutory and regulatory requirements;

•	the accuracy of our estimates of any necessary reclamation and/or remediation activities;

•
proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, post-employment benefit income, or other matters;

•	historical consolidated financial data may not be reliable indicator of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	changes in product specifications for the coke that we produce or the coals that we mix, store and transport;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases, post employment benefit and/or other items;

•	changes in financial markets impacting pension expense and funding requirements;

•	inadequate protection of our intellectual property rights; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
There have been no material changes to the Partnership's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Partnership maintains disclosure controls and procedures, (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
The Partnership carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in the Partnership’s internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2017.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Market Repurchases
There has been no activity with respect to the program to repurchase outstanding units during the three months ended March 31, 2017. Please refer to SunCoke Energy Partners' Annual Report on Form 10-K dated February 16, 2017 for further information on the program.
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

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the Securities and Exchange Commission on April 25, 2017, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Equity; and, (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on April 25, 2017.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)