Form 10-Q
period 2017-06-30
SunCoke Energy Partners, L.P.
filed 2017-07-27
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant had 46,223,704 common units outstanding at July 21, 2017.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SunCoke Energy Partners, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$200.6	$181.4	$396.2	$375.9
Costs and operating expenses
Cost of products sold and operating expenses	149.4	128.6	284.8	262.8
Selling, general and administrative expenses	8.5	11.1	17.0	19.5
Depreciation and amortization expense	21.5	20.5	43.1	39.2
Total costs and operating expenses	179.4	160.2	344.9	321.5
Operating income	21.2	21.2	51.3	54.4
Interest expense, net	14.0	11.7	26.6	24.2
Loss (gain) on extinguishment of debt	19.9	(3.5)	19.9	(23.9)
(Loss) income before income tax (benefit) expense	(12.7)	13.0	4.8	54.1
Income tax (benefit) expense	(0.2)	0.4	149.0	1.0
Net (loss) income	(12.5)	12.6	(144.2)	53.1
Less: Net income (loss) attributable to noncontrolling interests	0.4	0.5	(2.0)	1.2
Net (loss) income attributable to SunCoke Energy Partners, L.P.	$(12.9)	$12.1	$(142.2)	$51.9

General partner's interest in net income (loss)	$1.2	$1.7	$(0.1)	$11.8
Limited partners' interest in net (loss) income	$(14.1)	$10.4	$(142.1)	$40.1
Net (loss) income per common unit (basic and diluted)	$(0.30)	$0.23	$(3.08)	$0.86
Weighted average common units outstanding (basic and diluted)	46.2	46.2	46.2	46.2

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$23.5	$41.8
Receivables	45.9	39.7
Receivables from affiliate, net	2.1	—
Inventories	82.5	66.9
Other current assets	3.5	1.6
Total current assets	157.5	150.0
Properties, plants and equipment (net of accumulated depreciation of $390.1 million and $352.6 million at June 30, 2017 and December 31, 2016, respectively)	1,273.8	1,294.9
Goodwill	73.5	73.5
Other intangible assets, net	171.5	176.7
Deferred charges and other assets	0.7	0.9
Total assets	$1,677.0	$1,696.0
Liabilities and Equity
Accounts payable	$66.8	$47.0
Accrued liabilities	11.5	11.7
Deferred revenue	12.0	2.5
Current portion of long-term debt and financing obligation	3.7	4.9
Interest payable	5.2	14.7
Payable to affiliate, net	—	4.7
Total current liabilities	99.2	85.5
Long-term debt and financing obligation	827.8	805.7
Deferred income taxes	186.7	37.9
Other deferred credits and liabilities	13.7	13.2
Total liabilities	1,127.4	942.3
Equity
Held by public:
Common units (issued 19,347,604 and 20,800,181 units at June 30, 2017 and December 31, 2016, respectively)	193.2	296.9
Held by parent:
Common units (issued 26,876,100 and 25,415,696 units at June 30, 2017 and December 31, 2016, respectively)	317.1	410.3
General partner interest	28.0	32.1
Partners' capital attributable to SunCoke Energy Partners, L.P.	538.3	739.3
Noncontrolling interest	11.3	14.4
Total equity	549.6	753.7
Total liabilities and equity	$1,677.0	$1,696.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016

	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(144.2)	$53.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	43.1	39.2
Deferred income tax expense	148.8	0.4
Loss (gain) on extinguishment of debt	19.9	(23.9)
Changes in working capital pertaining to operating activities:
Receivables	(6.2)	5.3
Receivables (payables) from affiliate, net	(5.4)	9.4
Inventories	(15.6)	4.3
Accounts payable	12.0	5.3
Accrued liabilities	(0.2)	2.5
Deferred revenue	9.5	18.2
Interest payable	(9.5)	(2.2)
Other	(0.6)	(3.5)
Net cash provided by operating activities	51.6	108.1
Cash Flows from Investing Activities:
Capital expenditures	(9.9)	(22.1)
Decrease in restricted cash	0.1	15.4
Other investing activities	—	2.1
Net cash used in investing activities	(9.8)	(4.6)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	620.6	—
Repayment of long-term debt	(532.2)	(47.0)
Repayment of financing obligation	(1.2)	—
Proceeds from revolving credit facility	128.0	20.0
Repayment of revolving credit facility	(200.0)	(20.0)
Debt issuance costs	(13.9)	—
Distributions to unitholders (public and parent)	(60.3)	(57.5)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(1.1)	(1.9)
Capital contributions from SunCoke	—	8.4
Net cash used in financing activities	(60.1)	(98.0)
Net (decrease) increase in cash and cash equivalents	(18.3)	5.5
Cash and cash equivalents at beginning of period	41.8	48.6
Cash and cash equivalents at end of period	$23.5	$54.1
Supplemental Disclosure of Cash Flow Information
Interest paid	$35.5	$28.3

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Common - Public	Common - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2016	$296.9	$410.3	$32.1	$14.4	$753.7
Partnership net loss	(63.8)	(78.3)	(0.1)	(2.0)	(144.2)
Distribution to unitholders, net of unit issuances	(24.5)	(30.3)	(4.0)	—	(58.8)
Distributions to noncontrolling interest	—	—	—	(1.1)	(1.1)
Public units acquired by SunCoke	(15.4)	15.4	—	—	—
At June 30, 2017	$193.2	$317.1	$28.0	$11.3	$549.6

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At June 30, 2017, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). We also own a coal logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities and other SunCoke cokemaking facilities. Our coal logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At June 30, 2017, SunCoke, through a subsidiary, owned a 57 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
Organized in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted on a limited basis. Our implementation team has gained an understanding of the standard’s revenue recognition model and is completing the analysis and documentation of our contract details for impacts under the new revenue recognition model. While we are currently evaluating the impact of the standard, we expect the timing of our revenue recognition to generally remain the same under the new standard on an annual basis. Deferred revenue at CMT may be recognized on a more accelerated basis during quarterly periods within the year based on facts and circumstances considered at each quarter under the new guidance. The Partnership expects to adopt this standard on January 1, 2018 using the modified retrospective method.
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

2. Related Party Transactions and Agreements
Transactions with Affiliate
Our coal logistics business provides coal handling and mixing services to certain SunCoke cokemaking operations. Coal Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $2.4 million and $4.6 million for the three and six months ended June 30, 2017, respectively, and $2.7 million and $5.3 million for the three and six months ended June 30, 2016, respectively.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $7.0 million and $13.9 million for the three and six months ended June 30, 2017, respectively, and $6.9 million and $13.9 million for three and six months ended June 30, 2016, respectively, and were included in selling, general and administrative expenses on the Consolidated Statements of Operations. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner.
During the second quarter of 2017, the Partnership reimbursed SunCoke $7.0 million and $1.4 million for previously deferred corporate allocated costs and IDR cash distributions, respectively. These amounts were included in payable to affiliate, net on the Consolidated Balance Sheets as of December 31, 2016.
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
Potential Defaults by Coke Agreement Counterparties. For a period of five years from the closing date of the IPO, SunCoke has agreed to make us whole (including an obligation to pay for coke) to the extent (i) AK Steel Steel Holding Corporation ("AK Steel") exercises the early termination right provided in its Haverhill coke sales agreement, (ii) any customer fails to purchase coke or defaults in payment under its coke sales agreement (other than by reason of force majeure or our default) or (iii) we amend a coke sales agreement's terms to reduce a customer's purchase obligation as a result of the customer's financial distress. We and SunCoke will share in any damages and other amounts recovered from third-parties arising from such events in proportion to our relative losses.
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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
March 31, 2016	$0.5940	$29.5	June 1, 2016	May 16, 2016
June 30, 2016	$0.5940	$29.5	September 1, 2016	August 15, 2016
September 30, 2016	$0.5940	$29.5	December 1, 2016	November 15, 2016
December 31, 2016	$0.5940	$29.5	March 1, 2017	February 15, 2017
March 31, 2017	$0.5940	$29.5	June 1, 2017	May 15, 2017
June 30, 2017(1)	$0.5940	$29.5	September 1, 2017	August 15, 2017

(1)	On July 17, 2017, our Board of Directors declared a cash distribution of $0.5940 per unit, which will be paid on September 1, 2017, to unitholders of record on August 15, 2017.
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

The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars in millions)
Net (loss) income attributable to SunCoke Energy L.P.	$(12.9)	$12.1	$(142.2)	$51.9
Less: Expenses allocated to Common - SunCoke(1)	—	—	—	(7.0)
Net (loss) income attributable to all partners	(12.9)	12.1	(142.2)	58.9
General partner's incentive distribution rights	1.4	1.4	2.8	10.8
Net (loss) income attributable to partners, excluding incentive distribution rights	(14.3)	10.7	(145.0)	48.1
General partner's ownership interest:	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net (loss) income	(0.2)	0.3	(2.9)	1.0
General partner's incentive distribution rights	1.4	1.4	2.8	10.8
Total general partner's interest in net income (loss)	$1.2	$1.7	$(0.1)	$11.8
Common - public unitholder's interest in net (loss) income	$(6.2)	$4.6	$(63.8)	$21.1
Common - SunCoke interest in net (loss) income:
Common - SunCoke interest in net (loss) income	(7.9)	5.8	(78.3)	26.0
Expenses allocated to Common - SunCoke(1)	—	—	—	(7.0)
Total common - SunCoke interest in net (loss) income	(7.9)	5.8	(78.3)	19.0
Total limited partners' interest in net (loss) income	$(14.1)	$10.4	$(142.1)	$40.1

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
In addition to the common, we also have identified the general partner interest and IDRs as participating securities and we use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding.

The calculation of earnings per unit is as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

	(Dollars and units in millions, except per unit amounts)
Net (loss) income attributable to SunCoke Energy L.P.	$(12.9)	$12.1	$(142.2)	$51.9
Less: Expenses allocated to Common - SunCoke	—	—	—	(7.0)
Net (loss) income attributable to all partners	(12.9)	12.1	(142.2)	58.9
General partner's distributions (including $1.4 million, $1.4 million, $2.8 million and $2.8 million of cash incentive distribution rights declared, respectively)	2.0	2.0	4.0	4.0
Limited partners' distributions on common units	27.5	27.5	55.0	54.9
Distributions (greater than) less than loss/earnings	(42.4)	(17.4)	(201.2)	—
General partner's earnings (loss):
Distributions (including $1.4 million, $1.4 million, $2.8 million and $2.8 million of cash incentive distribution rights declared, respectively)	2.0	2.0	4.0	4.0
Allocation of distributions (greater than) less than loss/earnings	(0.8)	(0.3)	(4.1)	7.8
Total general partner's earnings (loss)	1.2	1.7	(0.1)	11.8
Limited partners' (loss) earnings on common units:
Distributions	27.5	27.5	55.0	54.9
Expenses allocated to Common - SunCoke	—	—	—	(7.0)
Allocation of distributions (greater than) less than loss/earnings	(41.6)	(17.1)	(197.1)	(7.8)
Total limited partners' (loss) earnings on common units	(14.1)	10.4	(142.1)	40.1
Limited partners' earnings on subordinated units:
Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	46.2	46.2	46.2
Net (loss) income per limited partner unit:
Common - basic and diluted	$(0.30)	$0.23	$(3.08)	$0.86
Unit Activity
Unit activity for the six months ended June 30, 2017:

	Common - Public	Common - SunCoke	Total Common
At December 31, 2016	20,800,181	25,415,696	46,215,877
Units issued to directors	7,827	—	7,827
Public units acquired by SunCoke	(1,460,404)	1,460,404	—
At June 30, 2017	19,347,604	26,876,100	46,223,704

4. Inventories
The components of inventories were as follows:

	June 30, 2017	December 31, 2016

	(Dollars in millions)
Coal	$49.2	$34.5
Coke	5.0	4.7
Materials, supplies, and other	28.3	27.7
Total inventories	$82.5	$66.9
5. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Coal Logistics segment was $73.5 million at both June 30, 2017 and December 31, 2016.
The components of intangible assets were as follows:

		June 30, 2017			December 31, 2016
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	5	$24.0	$6.1	$17.9	$24.0	$4.5	$19.5
Customer relationships	14	28.7	4.8	23.9	28.7	3.8	24.9
Permits	25	139.0	9.6	129.4	139.0	7.1	131.9
Trade name	1	1.2	0.9	0.3	1.2	0.8	0.4
Total		$192.9	$21.4	$171.5	$192.9	$16.2	$176.7
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. These permits have an average remaining renewal term of approximately 3.9 years. The permits were renewed regularly prior to our acquisition of CMT. We also have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future.
Total amortization expense for intangible assets subject to amortization was $2.6 million and $5.2 million for the three and six months ended June 30, 2017, respectively, and $2.8 million and $5.4 million for three and six months ended June 30, 2016, respectively.
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

As a result of the Final Regulations, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during the first quarter of 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable. The Partnership reassessed these deferred tax liabilities during the second quarter of 2017, resulting in an immaterial impact to deferred income tax expense. A portion of this deferred tax liability, $3.0 million, was attributable to SunCoke's retained ownership interest in the cokemaking facilities and, therefore, was also reflected as a reduction in noncontrolling interest during the six months ended June 30, 2017.
7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	June 30, 2017	December 31, 2016

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$630.0	$—
7.375 percent senior notes, due 2020 ("2020 Partnership Notes")	—	463.0
Partnership term loan, due 2019 ("Partnership Term Loan")	—	50.0
Revolving credit facility, due 2022 and 2019, respectively ("Partnership Revolver")	100.0	172.0
Partnership promissory note payable, due 2021 ("Promissory Note")	112.6	113.2
5.82 percent financing obligation, due 2021 ("Financing Obligation")	14.0	15.2
Total borrowings	856.6	813.4
Original issue (discount) premium	(9.3)	7.5
Debt issuance cost	(15.8)	(10.3)
Total debt and financing obligation	831.5	810.6
Less: current portion of long-term debt and financing obligation	3.7	4.9
Total long-term debt and financing obligation	$827.8	$805.7
Issuance of 2025 Partnership Senior Notes
In May 2017, the Partnership issued $630.0 million aggregate principal amount of senior notes with an interest rate of 7.5 percent due in May 2025. The Partnership received proceeds of $620.6 million, net of an original issue discount of $9.4 million. The Partnership incurred debt issuance costs related to this transaction of $11.8 million, which were included in long-term debt and financing obligation on the Consolidated Balance Sheets as of June 30, 2017. The 2025 Partnership Senior Notes are the senior unsecured obligations of the Partnership, and are guaranteed on a senior unsecured basis by each of the Partnership’s existing and certain future subsidiaries (other than SunCoke Energy Partners Finance Corp.). Interest on the 2025 Partnership Senior Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, commencing on December 15, 2017.
The Partnership may redeem some or all of the 2025 Partnership Senior Notes at any time on or after June 15, 2020 at specified redemption prices plus accrued and unpaid interest, if any, to the redemption date. Before June 15, 2020, and following certain equity offerings, the Partnership also may redeem up to 35% of the 2025 Partnership Senior Notes at a price equal to 107.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 15, 2020, the Partnership may redeem some or all of the 2025 Partnership Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium.
The Partnership is obligated to offer to purchase all or a portion of the 2025 Partnership Senior Notes at a price of (a) 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions.
The Indenture contains covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (ii) prepay, redeem or repurchase certain subordinated debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) enter into agreements restricting the ability of subsidiaries to pay dividends and (ix) consolidate or merge.

Purchase and Redemption of 2020 Partnership Senior Notes and Repayment of Partnership Term Loan
During the second quarter of 2017, the Partnership used the proceeds from the 2025 Partnership Notes to purchase and redeem its 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, and to repay the $50.0 million outstanding on the Partnership Term Loan. As a result, during the three and six months ended June 30, 2017, the Partnership recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $19.1 million, which included the premium paid and a write-off of unamortized debt issuance costs of $7.0 million partly offset by a write-off of unamortized premiums of $6.6 million.
Partnership Revolver
In May 2017, the Partnership amended and restated the Partnership Revolver, which increased the Partnership's capacity from $250.0 million to $285.0 million and extended the maturity to May 2022, resulting in additional debt issuance costs of $3.0 million, which were included in long-term debt and financing obligation on the Consolidated Balance Sheets as of June 30, 2017. Additionally, the Partnership recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.8 million, representing a write-off of unamortized debt issuance costs, during the three and six months ended June 30, 2017.
The Partnership repaid the outstanding revolver balance of $172.0 million and borrowed $100.0 million under the amended and restated credit facility during the second quarter of 2017. As of June 30, 2017, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $100.0 million, leaving $183.1 million available.
Partnership's Promissory Note
During the three and six months ended June 30, 2017, the Partnership repaid $0.3 million and $0.6 million, respectively, of principal on the Partnership's Promissory Note. The Partnership intends to repay the outstanding balance on the Partnership's Promissory Note of $112.6 million in August 2017, primarily using available borrowing capacity under the Partnership Revolver.
Covenants
Under the terms of the Partnership credit agreement, the Partnership is subject to a maximum leverage ratio of 4.5:1.0 prior to June 30, 2020 and 4.0:1.0 after June 30, 2020, and a minimum consolidated interest coverage ratio of 2.5:1.0. The Partnership's credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
Under the terms of the Promissory Note, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.0:1.0 for any fiscal quarter ending prior to August 12, 2018. For any fiscal quarter ending on or after August 12, 2018, the maximum leverage ratio is 4.5:1.0. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of 1.0:1.0.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver and Promissory Note could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $35 million.
As of June 30, 2017, the Partnership was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
8. Commitments and Contingent Liabilities
The United States Environmental Protection Agency ("EPA") has issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of air operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent degree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment that was paid by SunCoke in 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City cokemaking facilities.
We retained an aggregate of $119 million in proceeds from the Partnership's initial public offering and subsequent dropdowns to fund these environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke spent $7 million related to these projects. We have spent approximately $94 million to date and the remaining capital is expected to be spent through the first quarter of 2019.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership did not have material cash equivalents at June 30, 2017 or December 31, 2016.
Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires us to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at June 30, 2017 and December 31, 2016 was $4.5 million and $4.2 million, respectively, and was included in other deferred charges and liabilities on the Consolidated Balance Sheets. As a result of the increase in fair value, the Partnership recognized $0.3 million of additional expense in costs of products sold and operating expenses on the Consolidated Statements of Operations during the three and six months ended June 30, 2017. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which resulted in a $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations during the six months ended June 30, 2016.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2017 and December 31, 2016, the estimated fair value of the Partnership's total debt was $851.1 million and $810.4 million, respectively, compared to a carrying amount of $856.6 million and $813.4 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.

10. Business Segment Disclosures
The Partnership derives its revenues from the Domestic Coke and Coal Logistics reportable segments. Domestic Coke operations are comprised of the Haverhill and Middletown cokemaking facilities located in Ohio and the Granite City cokemaking facility located in Illinois. These facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Steam is provided to third-party customers primarily pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel Holding Corporation ("AK Steel") pursuant to energy sales agreements. Coke sales at the Partnership's cokemaking facilities are made pursuant to long-term, take-or-pay agreements with ArcelorMittal S.A., AK Steel and United States Steel Corporation. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
Coal Logistics operations are comprised of CMT located in Louisiana, Lake Terminal located in Indiana and KRT located in West Virginia. Our coal logistics operations have a collective capacity to mix and transload approximately 40 million tons of coal annually and provide coal handling and/or mixing services to its customers, which include our own cokemaking facilities and other SunCoke cokemaking facilities. Coal handling and mixing results are presented in the Coal Logistics segment.
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$182.0	$167.5	$355.2	$346.4
Coal Logistics	18.6	13.9	41.0	29.5
Coal Logistics intersegment sales	1.5	1.7	3.3	3.2
Elimination of intersegment sales	(1.5)	(1.7)	(3.3)	(3.2)
Total sales and other operating revenue	$200.6	$181.4	$396.2	$375.9
Adjusted EBITDA:
Domestic Coke	$37.5	$41.1	$80.0	$87.4
Coal Logistics	9.6	5.3	22.6	11.2
Corporate and Other	(4.1)	(4.7)	(7.9)	(8.7)
Total Adjusted EBITDA	$43.0	$41.7	$94.7	$89.9
Depreciation and amortization expense:
Domestic Coke	$15.6	$12.7	$31.3	$26.0
Coal Logistics	5.9	7.8	11.8	13.2
Total depreciation and amortization expense	$21.5	$20.5	$43.1	$39.2
Capital expenditures:
Domestic Coke	$5.2	$5.5	$8.8	$11.4
Coal Logistics	0.5	8.6	1.1	10.7
Total capital expenditures	$5.7	$14.1	$9.9	$22.1

The following table sets forth the Partnership's segment assets:

	June 30, 2017	December 31, 2016

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,171.3	$1,184.2
Coal Logistics	499.3	510.6
Corporate and Other	6.4	1.2
Total assets	$1,677.0	$1,696.0
The following table sets forth the Partnership’s total sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking revenues	$170.6	$152.2	$329.5	$315.5
Energy revenues	10.7	14.2	24.3	28.6
Coal logistics revenues	16.7	13.6	37.0	28.9
Other revenues	2.6	1.4	5.4	2.9
Total revenues	$200.6	$181.4	$396.2	$375.9
The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which represents earnings before interest, loss (gain) on extinguishment of debt, taxes, depreciation and amortization, adjusted for changes to our contingent consideration liability related to our acquisition of CMT and the expiration of certain acquired contractual obligations. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$12.2	$67.7	$51.6	$108.1
Subtract:
Depreciation and amortization expense	21.5	20.5	43.1	39.2
Loss (gain) on extinguishment of debt	19.9	(3.5)	19.9	(23.9)
Deferred income tax (benefit) expense	(0.4)	0.1	148.8	0.4
Changes in working capital and other	(16.3)	38.0	(16.0)	39.3
Net (loss) income	$(12.5)	$12.6	$(144.2)	$53.1
Add:
Depreciation and amortization expense	$21.5	$20.5	$43.1	$39.2
Interest expense, net	14.0	11.7	26.6	24.2
Loss (gain) on extinguishment of debt	19.9	(3.5)	19.9	(23.9)
Income tax (benefit) expense, net	(0.2)	0.4	149.0	1.0
Contingent consideration adjustments(1)	0.3	—	0.3	(3.7)
Adjusted EBITDA(2)	$43.0	$41.7	$94.7	$89.9
Subtract:
Adjusted EBITDA attributable to noncontrolling interest (3)	0.8	0.8	1.6	1.7
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$42.2	$40.9	$93.1	$88.2

(1)
As a result of the increase in fair value of the contingent consideration liability during the second quarter of 2017, the Partnership recognized expense of $0.3 million during the three and six months ended June 30, 2017. The Partnership amended its contingent consideration terms with The Cline Group during the first quarter of 2016. This amendment resulted in a gain of $3.7 million recorded during the six months ended June 30, 2016.

(2)
In accordance with the SEC’s May 2016 update to its guidance on the appropriate use of non-GAAP financial measures, Adjusted EBITDA does not include Coal Logistics deferred revenue until it is recognized as GAAP revenue.

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
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At June 30, 2017, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). We also own a coal logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities and other SunCoke cokemaking facilities. Our coal logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At June 30, 2017, SunCoke, through a subsidiary, owned a 57.0 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
All of our coke sales are made pursuant to long-term, take-or-pay agreements. These coke sales agreements have an average remaining term of approximately eight years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel Holding Corporation ("AK Steel") at our Haverhill facility are subject to early termination by AK Steel under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. No other coke sales contract has an early termination clause. For a five-year period following our initial public offering on January 24, 2013 ("IPO"), SunCoke has agreed to make us whole or purchase all of our coke production not taken by our customers in the event of a customer's default or exercise of certain termination rights, under the same terms as those provided for in the coke sales agreements with our customers.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. While our steelmaking customers are operating in an environment that is challenged by global overcapacity, our customers have continued to see increases in steel pricing and positive signals on trade and infrastructure during the first half of 2017. Despite the improved market trends over the last year, AK Steel and United States Steel Corporation ("U.S. Steel") have kept portions of their Ashland Kentucky Works facility and Granite City Works facility idled as they await further signs of market stability. While market challenges remain, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers, pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC ("Altivia"). Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel pursuant to energy sales agreements.

The following table sets forth information about our cokemaking facilities and our coke, steam and energy sales agreements as of June 30, 2017:

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

(1)
Cokemaking capacity represents stated capacity for the production of blast furnace coke. The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown nameplate capacity on a “run of oven” basis is 578 thousand tons per year.

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
The Partnership's coal logistics customers have experienced more stable thermal coal prices, both API2 and domestic, during the first half of 2017 as well as significant increases to these prices in 2017 as compared to lows in early 2016. Additionally, metallurgical coal export prices have significantly increased during the first half of 2017 as compared to the prior year period. As a result, tons handled by the Coal Logistics segment have increased and improved its financial performance in the first half of 2017 as compared to the first half of 2016.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”

Recent Developments

•	Termination of Proposed Simplification Transaction
In April 2017, SunCoke announced the termination of discussions with the Conflicts Committee of our Board of Directors regarding its proposal to acquire all of the Partnership’s common units not already owned by SunCoke ("Simplification Transaction"), announced on October 31, 2016. The Conflicts Committee and its independent advisors reviewed the proposal made by SunCoke and had several discussions with SunCoke regarding the potential transaction. At this time, the parties determined that they will not be able to reach an agreement and have therefore terminated discussions regarding the proposed Simplification Transaction.

•	Partnership's Debt Refinancing
See "Items Impacting Comparability" below for further details on the Partnership's debt refinancing.
Second Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(Dollars in millions)
Sales and other operating revenue(1)	$200.6	$181.4	$19.2	$396.2	$375.9	$20.3
Net cash provided by operating activities(2)	$12.2	$67.7	$(55.5)	$51.6	$108.1	$(56.5)
Adjusted EBITDA(1)	$43.0	$41.7	$1.3	$94.7	$89.9	$4.8

(1)	See analysis of changes described in "Analysis of Segment Results."

(2)	See analysis of changes described in "Liquidity and Capital Resources."
Items Impacting Comparability

•
Debt Activities. During the second quarter of 2017, the Partnership refinanced its debt obligations. The Partnership received $620.6 million of proceeds, net of an original issue discount of $9.4 million, from the issuance of the 7.5 percent 2025 Partnership Notes and $100.0 million of proceeds from borrowings under the Partnership's amended and restated credit facility. The Partnership used these proceeds to purchase and redeem all of its 7.375 percent 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, to repay the $50.0 million outstanding on the Partnership Term Loan and to repay $172.0 million on the Partnership Revolver. In connection with the debt issuance, the Partnership incurred debt issuance costs of $14.8 million, which were included in long-term debt and financing obligation on the Consolidated Balance Sheets as of June 30, 2017.

As a result of the debt refinancing, the three and six months ended June 30, 2017 included a loss on extinguishment of debt on the Consolidated Statement of Operations of $19.9 million, which consisted primarily of the premium paid of $18.7 million.
The Partnership intends to repay the outstanding balance on the Partnership's Promissory Note of $112.6 million in August 2017, primarily using available borrowing capacity under the Partnership Revolver. The Partnership anticipates annualized interest expense, net to increase by approximately $8 million, which includes approximately $6 million of cash interest, net of $3 million of interest savings from the anticipated refinancing of the Partnership Promissory Note in August 2017, and $2 million of amortization of debt issuance costs and discounts. See Note 7 to our consolidated financial statements for further details.
During the three and six months ended June 30, 2016, the Partnership repurchased $17.1 million and $69.9 million, respectively, of 2020 Partnership Notes, which resulted in a gain on extinguishment of debt of $3.5 million and $23.9 million, respectively.

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
As a result of the Final Regulations, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during the first quarter of 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable. The Partnership reassessed these deferred tax liabilities during the second quarter of 2017, resulting in an immaterial impact to deferred income tax expense. A portion of this deferred tax liability, $3.0 million, was attributable to SunCoke's retained ownership interest in the cokemaking facilities and, therefore, was also reflected as a reduction in noncontrolling interest during the six months ended June 30, 2017.

•
Pass Through Coal Cost Under-Recovery. During the fourth quarter of 2016, as part of our ordinary course coal sourcing activities, Haverhill, Middletown and AK Steel each entered into arrangements with a coal supplier for 2017 fulfillment. As a result of unfulfilled coal supply commitments by this coal supplier, substitute coal suppliers are currently meeting the shortfall, resulting in a higher price. Presently, we are aggressively pursuing the coal supplier and sharing a portion of the increased coal cost differential with AK Steel, resulting in a negative impact to revenue and Adjusted EBITDA of $1.4 million and $2.8 million during the three and six months ended June 30, 2017, respectively. We expect this impact to lower revenue and Adjusted EBITDA by approximately $6 million for the year ended December 31, 2017.

•
Contingent Consideration. In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volumes over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which resulted in a $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations during the six months ended June 30, 2016.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$200.6	$181.4	$19.2	$396.2	$375.9	$20.3
Costs and operating expenses
Cost of products sold and operating expenses	149.4	128.6	20.8	284.8	262.8	22.0
Selling, general and administrative expenses	8.5	11.1	(2.6)	17.0	19.5	(2.5)
Depreciation and amortization expense	21.5	20.5	1.0	43.1	39.2	3.9
Total costs and operating expenses	179.4	160.2	19.2	344.9	321.5	23.4
Operating income	21.2	21.2	—	51.3	54.4	(3.1)
Interest expense, net	14.0	11.7	2.3	26.6	24.2	2.4
Loss (gain) on extinguishment of debt(1)	19.9	(3.5)	23.4	19.9	(23.9)	43.8
(Loss) income before income tax (benefit) expense	(12.7)	13.0	(25.7)	4.8	54.1	(49.3)
Income tax (benefit) expense	(0.2)	0.4	(0.6)	149.0	1.0	148.0
Net (loss) income	(12.5)	12.6	(25.1)	(144.2)	53.1	(197.3)
Less: Net income (loss) attributable to noncontrolling interests	0.4	0.5	(0.1)	(2.0)	1.2	(3.2)
Net (loss) income attributable to SunCoke Energy Partners, L.P.	$(12.9)	$12.1	$(25.0)	$(142.2)	$51.9	$(194.1)

(1)	See year-over-year changes described in "Items Impacting Comparability."
Total Revenues. Sales and other operating revenue increased for both the three and six months ended June 30, 2017 compared to the same prior year periods. These increases were primarily due to the pass-through of higher coal prices in our Domestic Coke segment as well as higher sales volumes in our Coal Logistics segment.
Costs of Products Sold and Operating Expenses. Costs of products sold and operating expenses increased for both the three and six months ended June 30, 2017 compared to the same prior year periods. These increases were primarily due to higher coal costs associated with higher coal prices in our Domestic Coke segment, discussed above, as well as the absence of the $3.7 million gain from the contingent consideration adjustment recorded in the first quarter of 2016, previously discussed in "Items Impacting Comparability."
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three and six months ended June 30, 2017 compared to the same prior year periods decreased primarily due to the absence of the $1.4 million write-off of a receivable related to 2015 spot coke sales to Essar Algoma during the three and six months ended June 30, 2016.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense during the three and six months ended June 30, 2017 compared to the same prior year periods was primarily the result of new assets placed in service, including the new ship loader at CMT placed in service during the fourth quarter of 2016.
Interest Expense, net. The increase in interest expense, net during the three and six months ended June 30, 2017 compared to the same prior year periods was primarily due to higher interest rates on the 2025 Partnership Notes issued in May 2017 previously discussed in "Items Impacting Comparability," as well as lower capitalized interest during the three and six months ended June 30, 2017 as compared to the prior year period.
Income Taxes. Income tax expense increased significantly during the six months ended June 30, 2017, as compared to the same prior year period, as a result of the impact of the IRS Final Regulations previously discussed in "Items Impacting Comparability."

Noncontrolling Interest. Net (loss) income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. The decrease in net (loss) income attributable to noncontrolling interest for the six months ended June 30, 2017 was driven by the impact of the IRS Final Regulations previously described in "Items Impacting Comparability."
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

Segment Operating Data
The following tables set forth financial and operating data for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$182.0	$167.5	$14.5	$355.2	$346.4	$8.8
Coal Logistics	18.6	13.9	4.7	41.0	29.5	11.5
Coal Logistics intersegment sales	1.5	1.7	(0.2)	3.3	3.2	0.1
Elimination of intersegment sales	(1.5)	(1.7)	0.2	(3.3)	(3.2)	(0.1)
Total Sales and other operating revenues	$200.6	$181.4	$19.2	$396.2	$375.9	$20.3
Adjusted EBITDA(1):
Domestic Coke	$37.5	$41.1	$(3.6)	$80.0	$87.4	(7.4)
Coal Logistics	9.6	5.3	4.3	22.6	11.2	11.4
Corporate and Other	(4.1)	(4.7)	0.6	(7.9)	(8.7)	0.8
Total Adjusted EBITDA	$43.0	$41.7	$1.3	$94.7	$89.9	$4.8
Coke Operating Data:
Domestic Coke capacity utilization (%)	98	101	(3)	99	102	(3)
Domestic Coke production volumes (thousands of tons)	565	583	(18)	1,132	1,158	(26)
Domestic Coke sales volumes (thousands of tons)	569	579	(10)	1,133	1,160	(27)
Domestic Coke Adjusted EBITDA per ton(2)	$65.91	$70.98	$(5.07)	$70.61	$75.34	$(4.73)
Coal Logistics Operating Data:
Tons handled (thousands of tons)(3)	4,909	3,938	971	10,358	7,973	2,385
CMT take-or-pay shortfall tons (thousands of tons)(4)	956	1,616	(660)	1,500	3,254	(1,754)

(1)
See Note 10 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2017 and 2016, respectively.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

(4)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended June 30, 2017 vs. 2016		Six months ended June 30, 2017 vs. 2016
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$167.5	$41.1	$346.4	$87.4
Volumes(1)	(1.2)	0.8	(3.7)	1.4
Coal cost recovery and yields(2)	17.1	(0.8)	14.9	(3.4)
Operating and maintenance costs	0.7	(2.2)	0.4	(3.0)
Energy and other(3)	(2.1)	(1.4)	(2.8)	(2.4)
Current year period	$182.0	$37.5	$355.2	$80.0

(1)
We delivered lower volumes to AK Steel in 2017 compared to 2016, but received make-whole payments based on the terms of our long-term, take-or-pay contract. As such this reduction in volumes did not impact the period-over-period change in Adjusted EBITDA.

(2)
The increase in revenues was primarily driven by the pass-through of higher coal prices. Additionally, as a result of unfulfilled coal supply commitments by our coal supplier, substitute coal suppliers are currently meeting the shortfall, resulting in higher coal prices as previously discussed in "Items Impacting Comparability." These higher coal prices decreased both revenues and Adjusted EBITDA by $1.4 million for the three months ended June 30, 2017 and $2.8 million for the six months ended June 30, 2017.

(3)
The decrease in Adjusted EBITDA was due to slightly higher costs across the fleet, including costs of $0.6 million associated with the planned outage at the Granite City facility in the second quarter.

(4)
The decrease in both revenues and Adjusted EBITDA was driven by lower energy sales as a result of the planned outage as discussed above. Adjusted EBITDA was favorably impacted by the absence of the second quarter 2016 write-off of a $1.4 million receivable related to 2015 spot coke sales to Essar Algoma.

Coal Logistics
The following table explains year-over-year changes in our Coal Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended June 30, 2017 vs. 2016		Six months ended June 30, 2017 vs. 2016
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$15.6	$5.3	$32.7	$11.2
Transloading volumes(1)	4.6	4.3	11.7	11.3
Price/margin impact of mix in transloading services	(0.5)	(0.5)	(0.4)	(0.4)
Operating and maintenance costs and other	0.4	0.5	0.3	0.5
Current year period	$20.1	$9.6	$44.3	$22.6

(1)
The increase in revenues and Adjusted EBITDA during the three and six months ended June 30, 2017 was the result of 971 thousand and 2,385 thousand of higher tons handled as compared to the prior year periods, respectively, primarily at CMT.

Corporate and Other
Corporate and other expenses improved $0.6 million and $0.8 million during the three and six months ended June 30, 2017, respectively, as compared to the same prior year periods due to lower spending on professional services.

Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, and pay distributions. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2022. As of June 30, 2017, we had $23.5 million of cash and cash equivalents and $183.1 million of borrowing availability under the Partnership Revolver.
Debt Refinancing
During the second quarter of 2017, the Partnership refinanced its debt obligations. The Partnership received $620.6 million of proceeds, net of an original issue discount of $9.4 million, from the issuance of the 7.5 percent 2025 Partnership Notes and $100.0 million of proceeds from borrowings under the Partnership's amended and restated credit facility. The Partnership also increased its capacity to $285.0 million and extended its maturities to 2022 under the Partnership Revolver. In connection with the debt issuance, the Partnership incurred debt issuance costs of $14.8 million, which were included in long-term debt and financing obligation on the Consolidated Balance Sheets as of June 30, 2017.
During the second quarter of 2017, the Partnership used the proceeds, described above, to purchase and redeem all of its 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, to repay the $50.0 million outstanding on the Partnership Term Loan and to repay $172.0 million on the Partnership Revolver. The Partnership also paid $11.0 million of accrued interest to purchase and redeem all of its 2020 Partnership Notes.
The Partnership intends to repay the outstanding balance on the Partnership's Promissory Note of $112.6 million in August 2017, primarily using available borrowing capacity under the Partnership Revolver. The Partnership anticipates annualized interest expense, net to increase by approximately $8 million, which includes approximately $6 million of cash interest, net of $3 million of interest savings from the anticipated refinancing of the Partnership Promissory Note in August 2017, and $2 million of amortization of debt issuance costs and discounts. See Note 7 to our consolidated financial statements for further details.
Covenants
As of June 30, 2017, the Partnership was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
Credit Rating
In May 2017, Moody's Investor Services ("Moody's") upgraded the SunCoke's corporate family rating to B1 from B2, in connection with the refinancing of the Partnership's capital structure. The rating upgrade reflects the improved steel market fundamentals and the strengthened financial position of our customers as well as de-leveraging undertaken by the Partnership in the past 24 months.
Distributions
On July 17, 2017, our Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on September 1, 2017 to unitholders of record on August 15, 2017.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016

	(Dollars in millions)
Net cash provided by operating activities	$51.6	$108.1
Net cash used in investing activities	(9.8)	(4.6)
Net cash used in financing activities	(60.1)	(98.0)
Net (decrease) increase in cash and cash equivalents	$(18.3)	$5.5

Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $56.5 million to $51.6 million for the six months ended June 30, 2017 as compared to $108.1 million in the corresponding period of 2016. The decrease in operating cash flows is primarily driven by the unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, of approximately $25 million due mostly to fluctuating coal prices and inventory levels. Further contributing to the unfavorable year-over-year change was the payment of $7.0 million of the deferred corporate allocated costs to SunCoke during the second quarter of 2017, which had been deferred in the prior year period.
Additionally, as a result of the current period debt refinancing, the Partnership made additional interest payments of$11.0 million during the second quarter of 2017 as interest payments normally made in the third quarter were accelerated in conjunction with the refinancing. These accelerated payments were partly offset by $3.9 million of lower interest payments made in the current year period as compared to the prior year period as debt repurchases throughout 2016 lowered outstanding debt balances. The remaining decrease was primarily due to the impact of the planned outage and coal cost under-recovery at our Domestic Coke segment during the six months ended June 30, 2017 as compared to the same prior year period.
Cash Used in Investing Activities
Net cash used in investing activities increased $5.2 million for the six months ended June 30, 2017 as compared to the corresponding period in 2016. The increase was due to an amendment in an agreement with The Cline Group during the first quarter of 2016, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group. The year-over-year increase in cash used in investing activities was partially offset by lower capital expenditures during the first half of 2017 as compared to the same prior year period.
Cash Used in Financing Activities
Net cash used in financing activities was $60.1 million for the six months ended June 30, 2017. In the first half of 2017, the Partnership received gross proceeds of $620.6 million from the issuance of the 2025 Partnership Senior Notes and $100.0 million from the Partnership Revolver under its amended and restated credit facility. The Partnership used the proceeds received primarily to repay $532.2 million of long-term debt, to repay $172.0 million on the Partnership Revolver and pay $13.9 million of debt issuance costs related to the debt refinancing. Additionally, the Partnership paid distributions of $61.4 million to its unitholders and SunCoke during the first half of 2017.
Net cash used in financing activities was $98.0 million for the six months ended June 30, 2016. In the first half of 2016, the Partnership repaid $47.0 million of long-term debt, primarily Partnership Notes, and paid distributions of $59.4 million. The repayments of debt and distributions were partially offset by capital contributions from SunCoke of $8.4 million from the reimbursement holiday and IDR giveback.
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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016

	(Dollars in millions)
Ongoing capital	$1.2	$6.3
Environmental remediation capital(1)	8.4	5.1
Expansion capital - CMT(2)	0.3	10.7
Total	$9.9	$22.1

(1)	Includes $0.3 million and $1.4 million of capitalized interest, in connection with the environmental remediation projects, during the six months ended June 30, 2017 and 2016, respectively.

(2)
Represents capital expenditures of $9.5 million for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT and $1.2 million of capitalized interest for the six months ended June 30, 2016.

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
We retained $119 million in proceeds from our initial public offering and subsequent dropdowns to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $94 million to date and the remaining capital is expected to be spent through the first quarter of 2019.
Off-Balance Sheet Arrangements
We have letters of credit, operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the six months ended June 30, 2017. Please refer to our Annual Report on Form 10-K filed on February 16, 2017 for further disclosure of these arrangements. Other than these arrangements, the Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2017. Please refer to our Annual Report on Form 10-K filed on February 16, 2017 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 10 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2017 and 2016, respectively. This reconciliation has been updated to reflect the impact of our debt refinancing activity.
Below is a reconciliation of 2017 estimated Adjusted EBITDA from its closest GAAP measures:

	2017
	Low	High
Net Cash Provided by Operating Activities	$130	$150
Subtract:
Depreciation and amortization expense	86	86
Deferred income tax expense	149	149
Changes in working capital and other	(23)	(14)
Loss on extinguishment of debt	20	20
Net loss	$(102)	$(91)
Add:
Depreciation and amortization expense	86	86
Interest expense, net	58	57
Loss on extinguishment of debt	20	20
Income tax expense	151	151
Adjusted EBITDA	$213	$223
Subtract: Adjusted EBITDA attributable to noncontrolling interest(1)	3	3
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$210	$220

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

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

•
our ability to consummate investments under favorable terms, including with respect to existing cokemaking facilities, which may utilize by-product technology, and integrate them into our existing businesses and have them perform at anticipated levels;

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

•
proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, post-employment benefit income, and/or other items;

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
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at June 30, 2017.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Market Repurchases
There has been no activity with respect to the program to repurchase outstanding units during the three months ended June 30, 2017. Please refer to SunCoke Energy Partners' Annual Report on Form 10-K filed on February 16, 2017 for further information on the program.
Item 4. Mine Safety Disclosures
Certain coal logistics assets are subject to Mine Safety and Health Administration regulatory purview. The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.014) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

4.1
Indenture, dated May 24, 2017, among SunCoke Energy Partners, L.P., SunCoke Energy Partners Finance Corp., the Guarantors named therein, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed on May 25, 2017, File No.: 001-35782).

10.1
Amended and Restated Credit Agreement, dated May 24, 2017, among the SunCoke Energy Partners, L.P., Haverhill Coke Company LLC, Middletown Coke Company, LLC, Gateway Energy & Coke Company, LLC, and certain other subsidiaries of SunCoke Energy Partners, L.P., as joint and several borrowers, the several lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on May 25, 2017, File No.: 001-35782).

10.2	Note Purchase Agreement, dated May 19, 2017 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed on May 25, 2017, File No.: 001-35782).

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Equity; and, (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on July 27, 2017.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)