Form 10-Q
period 2017-09-30
SunCoke Energy Partners, L.P.
filed 2017-10-26
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The registrant had 46,225,899 common units outstanding at October 20, 2017.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SunCoke Energy Partners, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$214.0	$185.5	$610.2	$561.4
Costs and operating expenses
Cost of products sold and operating expenses	146.2	125.5	431.0	388.3
Selling, general and administrative expenses	7.4	9.0	24.4	28.5
Depreciation and amortization expense	20.2	18.1	63.3	57.3
Total costs and operating expenses	173.8	152.6	518.7	474.1
Operating income	40.2	32.9	91.5	87.3
Interest expense, net	15.1	11.5	41.7	35.7
Loss (gain) on extinguishment of debt	0.1	(1.0)	20.0	(24.9)
Income before income tax expense	25.0	22.4	29.8	76.5
Income tax expense	1.7	0.4	150.7	1.4
Net income (loss)	23.3	22.0	(120.9)	75.1
Less: Net income (loss) attributable to noncontrolling interests	0.7	0.7	(1.3)	1.9
Net income (loss) attributable to SunCoke Energy Partners, L.P.	$22.6	$21.3	$(119.6)	$73.2

General partner's interest in net income	$1.9	$1.8	$1.8	$13.6
Limited partners' interest in net income (loss)	$20.7	$19.5	$(121.4)	$59.6
Net income (loss) per common unit (basic and diluted)	$0.45	$0.42	$(2.63)	$1.29
Weighted average common units outstanding (basic and diluted)	46.2	46.2	46.2	46.2

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$26.9	$41.8
Receivables	46.0	39.7
Receivables from affiliate, net	2.6	—
Inventories	85.3	66.9
Other current assets	5.2	1.6
Total current assets	166.0	150.0
Properties, plants and equipment (net of accumulated depreciation of $405.5 million and $352.6 million at September 30, 2017 and December 31, 2016, respectively)	1,268.6	1,294.9
Goodwill	73.5	73.5
Other intangible assets, net	168.9	176.7
Deferred charges and other assets	0.8	0.9
Total assets	$1,677.8	$1,696.0
Liabilities and Equity
Accounts payable	$69.5	$47.0
Accrued liabilities	14.5	11.7
Deferred revenue	16.6	2.5
Current portion of long-term debt and financing obligation	2.6	4.9
Interest payable	17.0	14.7
Payable to affiliate, net	—	4.7
Total current liabilities	120.2	85.5
Long-term debt and financing obligation	816.3	805.7
Deferred income taxes	188.3	37.9
Other deferred credits and liabilities	10.0	13.2
Total liabilities	1,134.8	942.3
Equity
Held by public:
Common units (issued 18,829,226 and 20,800,181 units at September 30, 2017 and December 31, 2016, respectively)	185.2	296.9
Held by parent:
Common units (issued 27,396,673 and 25,415,696 units at September 30, 2017 and December 31, 2016, respectively)	318.5	410.3
General partner interest	27.9	32.1
Partners' capital attributable to SunCoke Energy Partners, L.P.	531.6	739.3
Noncontrolling interest	11.4	14.4
Total equity	543.0	753.7
Total liabilities and equity	$1,677.8	$1,696.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(120.9)	$75.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	63.3	57.3
Deferred income tax expense	150.4	0.2
Loss (gain) on extinguishment of debt	20.0	(24.9)
Changes in working capital pertaining to operating activities:
Receivables	(6.3)	2.1
Receivables (payables) from affiliate, net	(5.9)	6.2
Inventories	(18.4)	9.2
Accounts payable	16.6	5.0
Accrued liabilities	2.8	1.2
Deferred revenue	14.1	25.5
Interest payable	2.3	(11.2)
Other	(5.3)	(5.7)
Net cash provided by operating activities	112.7	140.0
Cash Flows from Investing Activities:
Capital expenditures	(23.3)	(30.1)
Decrease in restricted cash	0.1	17.0
Other investing activities	—	2.1
Net cash used in investing activities	(23.2)	(11.0)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	620.6	—
Repayment of long-term debt	(644.9)	(60.8)
Proceeds from financing obligation	—	16.2
Repayment of financing obligation	(1.8)	(0.5)
Proceeds from revolving credit facility	268.0	20.0
Repayment of revolving credit facility	(240.0)	(25.0)
Debt issuance costs	(14.9)	(0.2)
Distributions to unitholders (public and parent)	(89.7)	(86.8)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(1.7)	(2.8)
Capital contributions from SunCoke	—	8.4
Net cash used in financing activities	(104.4)	(131.5)
Net decrease in cash and cash equivalents	(14.9)	(2.5)
Cash and cash equivalents at beginning of period	41.8	48.6
Cash and cash equivalents at end of period	$26.9	$46.1
Supplemental Disclosure of Cash Flow Information
Interest paid	$38.3	$49.8

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Common - Public	Common - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2016	$296.9	$410.3	$32.1	$14.4	$753.7
Partnership net loss	(55.2)	(66.2)	1.8	(1.3)	(120.9)
Distribution to unitholders, net of unit issuances	(35.8)	(46.3)	(6.0)	—	(88.1)
Distributions to noncontrolling interest	—	—	—	(1.7)	(1.7)
Public units acquired by SunCoke	(20.7)	20.7	—	—	—
At September 30, 2017	$185.2	$318.5	$27.9	$11.4	$543.0

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At September 30, 2017, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2.0 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). We also own a logistics business, which provides handling and/or mixing services of coal and other aggregates to third-party customers as well as to our own cokemaking facilities and other SunCoke cokemaking facilities. Our logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At September 30, 2017, SunCoke, through a subsidiary, owned a 58.1 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
Organized in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended September 30, 2017 are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

2. Related Party Transactions and Agreements
Transactions with Affiliate
Our logistics business provides coal handling and mixing services to certain SunCoke cokemaking operations. Coal Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $2.2 million and $6.8 million for the three and nine months ended September 30, 2017, respectively, and $2.5 million and $7.7 million for the three and nine months ended September 30, 2016, respectively. Additionally, Domestic Coke purchased coal from SunCoke and its affiliates totaling $1.6 million and $3.8 million during the three and nine months ended September 30, 2016, respectively.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $6.8 million and $20.7 million for the three and nine months ended September 30, 2017, respectively, and $6.5 million and $20.4 million for three and nine months ended September 30, 2016, respectively, and were included in selling, general and administrative expenses on the Consolidated Statements of Operations. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner.
During the second quarter of 2017, the Partnership reimbursed SunCoke $7.0 million and $1.4 million for corporate allocated costs and IDR cash distributions, respectively, previously deferred in the second quarter of 2016. These amounts were included in payable to affiliate, net on the Consolidated Balance Sheets as of December 31, 2016.
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
Potential Defaults by Coke Agreement Counterparties. For a period of five years from the closing date of the IPO, SunCoke has agreed to make us whole (including an obligation to pay for coke) to the extent (i) AK Steel Holding Corporation ("AK Steel") exercises the early termination right provided in its Haverhill coke sales agreement, (ii) any customer fails to purchase coke or defaults in payment under its coke sales agreement (other than by reason of force majeure or our default) or (iii) we amend a coke sales agreement's terms to reduce a customer's purchase obligation as a result of the customer's financial distress. We and SunCoke will share in any damages and other amounts recovered from third-parties arising from such events in proportion to our relative losses.
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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
June 30, 2016	$0.5940	$29.5	September 1, 2016	August 15, 2016
September 30, 2016	$0.5940	$29.5	December 1, 2016	November 15, 2016
December 31, 2016	$0.5940	$29.5	March 1, 2017	February 15, 2017
March 31, 2017	$0.5940	$29.5	June 1, 2017	May 15, 2017
June 30, 2017	$0.5940	$29.5	September 1, 2017	August 15, 2017
September 30, 2017(1)	$0.5940	$29.5	December 1, 2017	November 15, 2017

(1)	On October 17, 2017, our Board of Directors declared a cash distribution of $0.5940 per unit, which will be paid on December 1, 2017, to unitholders of record on November 15, 2017.
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

The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(Dollars in millions)
Net income (loss) attributable to SunCoke Energy L.P.	$22.6	$21.3	$(119.6)	$73.2
Less: Expenses allocated to Common - SunCoke(1)	—	—	—	(7.0)
Net income (loss) attributable to all partners	22.6	21.3	(119.6)	80.2
General partner's incentive distribution rights	1.4	1.4	4.2	12.2
Net income (loss) attributable to partners, excluding incentive distribution rights	21.2	19.9	(123.8)	68.0
General partner's ownership interest:	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income (loss)(2)	0.5	0.4	(2.4)	1.4
General partner's incentive distribution rights	1.4	1.4	4.2	12.2
Total general partner's interest in net income (loss)	$1.9	$1.8	$1.8	$13.6
Common - public unitholder's interest in net income (loss)	$8.6	$8.8	$(55.2)	$29.9
Common - SunCoke interest in net income (loss):
Common - SunCoke interest in net income (loss)	12.1	10.7	(66.2)	36.7
Expenses allocated to Common - SunCoke(1)	—	—	—	(7.0)
Total common - SunCoke interest in net income (loss)	12.1	10.7	(66.2)	29.7
Total limited partners' interest in net income (loss)	$20.7	$19.5	$(121.4)	$59.6

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

The calculation of earnings per unit is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

	(Dollars and units in millions, except per unit amounts)
Net income (loss) attributable to SunCoke Energy L.P.	$22.6	$21.3	$(119.6)	$73.2
Less: Expenses allocated to Common - SunCoke	—	—	—	(7.0)
Net income (loss) attributable to all partners	22.6	21.3	(119.6)	80.2
General partner's distributions (including $1.4 million, $1.4 million, $4.2 million and $4.2 million of cash incentive distribution rights declared, respectively)	2.0	2.0	6.0	6.0
Limited partners' distributions on common units	27.5	27.5	82.5	82.4
Distributions greater than earnings/loss	(6.9)	(8.2)	(208.1)	(8.2)
General partner's earnings:
Distributions (including $1.4 million, $1.4 million, $4.2 million and $4.2 million of cash incentive distribution rights declared, respectively)	2.0	2.0	6.0	6.0
Allocation of distributions (greater than) less than earnings/loss	(0.1)	(0.2)	(4.2)	7.6
Total general partner's earnings	1.9	1.8	1.8	13.6
Limited partners' earnings (loss) on common units:
Distributions	27.5	27.5	82.5	82.4
Expenses allocated to Common - SunCoke	—	—	—	(7.0)
Allocation of distributions greater than earnings/loss	(6.8)	(8.0)	(203.9)	(15.8)
Total limited partners' earnings (loss) on common units	20.7	19.5	(121.4)	59.6

Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	46.2	46.2	46.2
Net income (loss) per limited partner unit:
Common - basic and diluted	$0.45	$0.42	$(2.63)	$1.29
Unit Activity
Unit activity for the nine months ended September 30, 2017:

	Common - Public	Common - SunCoke	Total Common
At December 31, 2016	20,800,181	25,415,696	46,215,877
Units issued to directors	10,022	—	10,022
Public units acquired by SunCoke	(1,980,977)	1,980,977	—
At September 30, 2017	18,829,226	27,396,673	46,225,899
4. Inventories
The components of inventories were as follows:

	September 30, 2017	December 31, 2016

	(Dollars in millions)
Coal	$48.9	$34.5
Coke	8.0	4.7
Materials, supplies, and other	28.4	27.7
Total inventories	$85.3	$66.9

5. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Coal Logistics segment was $73.5 million at both September 30, 2017 and December 31, 2016.
The components of other intangible assets, net were as follows:

		September 30, 2017			December 31, 2016
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	5	$24.0	$6.9	$17.1	$24.0	$4.5	$19.5
Customer relationships	14	28.7	5.2	23.5	28.7	3.8	24.9
Permits	25	139.0	10.9	128.1	139.0	7.1	131.9
Trade name	1	1.2	1.0	0.2	1.2	0.8	0.4
Total		$192.9	$24.0	$168.9	$192.9	$16.2	$176.7
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
Total amortization expense for intangible assets subject to amortization was $2.6 million and $7.8 million for the three and nine months ended September 30, 2017, respectively, and $2.6 million and $8.0 million for three and nine months ended September 30, 2016, respectively.
6. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Partnership recorded income tax expense of $150.7 million during the nine months ended September 30, 2017. Income tax expense during the nine months ended September 30, 2017 included the impacts of the Internal Revenue Service ("IRS") announcement of its final regulations on qualifying income in January 2017 discussed below.
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
As a result of the Final Regulations, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during the first quarter of 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable. The Partnership has reassessed these deferred tax liabilities quarterly, resulting in immaterial impacts to deferred income tax expense. A portion of this deferred tax liability, $3.0 million, was attributable to SunCoke's retained ownership interest in the cokemaking facilities and, therefore, was also reflected as a reduction in noncontrolling interest during the nine months ended September 30, 2017.

7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	September 30, 2017	December 31, 2016

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$630.0	$—
7.375 percent senior notes, due 2020 ("2020 Partnership Notes")	—	463.0
Partnership term loan, due 2019 ("Partnership Term Loan")	—	50.0
Revolving credit facility, due 2022 and 2019, respectively ("Partnership Revolver")	200.0	172.0
Partnership promissory note payable, due 2021 ("Promissory Note")	—	113.2
5.82 percent financing obligation, due 2021 ("Financing Obligation")	13.3	15.2
Total borrowings	843.3	813.4
Original issue (discount) premium	(9.1)	7.5
Debt issuance cost	(15.3)	(10.3)
Total debt and financing obligation	818.9	810.6
Less: current portion of long-term debt and financing obligation	2.6	4.9
Total long-term debt and financing obligation	$816.3	$805.7
Issuance of 2025 Partnership Senior Notes
In May 2017, the Partnership issued $630.0 million aggregate principal amount of senior notes with an interest rate of 7.5 percent due in May 2025. The Partnership received proceeds of $620.6 million, net of a discount of $9.4 million. The Partnership incurred debt issuance costs related to this transaction of $11.9 million. The 2025 Partnership Senior Notes are the senior unsecured obligations of the Partnership, and are guaranteed on a senior unsecured basis by each of the Partnership’s existing and certain future subsidiaries (other than SunCoke Energy Partners Finance Corp.). Interest on the 2025 Partnership Senior Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, commencing on December 15, 2017.
The Partnership may redeem some or all of the 2025 Partnership Senior Notes at any time on or after June 15, 2020 at specified redemption prices plus accrued and unpaid interest, if any, to the redemption date. Before June 15, 2020, and following certain equity offerings, the Partnership also may redeem up to 35 percent of the 2025 Partnership Senior Notes at a price equal to 107.50 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 15, 2020, the Partnership may redeem some or all of the 2025 Partnership Senior Notes at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium.
The Partnership is obligated to offer to purchase all or a portion of the 2025 Partnership Senior Notes at a price of (a) 101 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions.
The 2025 Partnership Senior Notes contains covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (ii) prepay, redeem or repurchase certain subordinated debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) enter into agreements restricting the ability of subsidiaries to pay dividends and (ix) consolidate or merge.
Purchase and Redemption of 2020 Partnership Senior Notes and Repayment of Partnership Term Loan
During the first nine months of 2017, the Partnership used the proceeds from the 2025 Partnership Notes to purchase and redeem its 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, and to repay the $50.0 million outstanding on the Partnership Term Loan. As a result, during the nine months ended September 30, 2017, the Partnership recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $19.1 million, which included the premium paid and a write-off of unamortized debt issuance costs of $7.0 million partly offset by a write-off of unamortized premiums of $6.6 million.

Partnership Revolver
In May 2017, the Partnership repaid the $172.0 million outstanding balance and then amended and restated the Partnership Revolver, which increased the Partnership's capacity from $250.0 million to $285.0 million and extended the maturity to May 2022. The Partnership then borrowed $200.0 million under the amended and restated credit facility during the nine months ended September 30, 2017, respectively. In connection with the amendments to the Partnership Revolver, the Partnership incurred debt issuance costs of $3.0 million and recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.8 million, representing a write-off of unamortized debt issuance costs, during the nine months ended September 30, 2017. As of September 30, 2017, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $200.0 million, leaving $83.1 million available.
Partnership's Promissory Note
In August 2017, the Partnership utilized $100.0 million of its borrowings under the Partnership Revolver and $12.6 million of cash to repay the remaining outstanding balance of $112.6 million on the Partnership's Promissory Note. As a result, the Partnership recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.1 million, representing a write-off of unamortized debt issuance costs, during the three and nine months ended September 30, 2017.
Covenants
Under the terms of the Partnership Revolver, the Partnership is subject to a maximum leverage ratio of 4.5:1.0 prior to June 30, 2020 and 4.0:1.0 after June 30, 2020, and a minimum consolidated interest coverage ratio of 2.5:1.0. The Partnership Revolver contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $35 million.
As of September 30, 2017, the Partnership was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
We retained an aggregate of $119 million in proceeds from the Partnership's IPO and subsequent dropdowns to fund these environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke spent $7 million related to these projects. We have spent approximately $96 million to date and the remaining capital is expected to be spent through the first quarter of 2019. Under the omnibus agreement, SunCoke will reimburse us for approximately $15 million of additional spending on these projects.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership did not have material cash equivalents at September 30, 2017 or December 31, 2016.
Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires us to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at September 30, 2017 and December 31, 2016 was $2.5 million and $4.2 million, respectively, and was included in other deferred charges and liabilities on the Consolidated Balance Sheets. The decrease in the fair value of the contingent consideration liability was due to changes in expected throughput volumes related to the long-term, take-or-pay agreements. This reduction in the contingent consideration balance decreased costs of products sold and operating expenses on the Consolidated Statements of Operations by $2.0 million and $1.7 million during the three and nine months ended September 30, 2017, respectively. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group. These amendment terms and subsequent fair value adjustments during the three and nine months ended September 30, 2016 of $4.6 million and $8.3 million, respectively, decreased costs of products sold and operating expenses on the Consolidated Statements of Operations.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2017 and December 31, 2016, the estimated fair value of the Partnership's total debt was $864.2 million and $810.4 million, respectively, compared to a carrying amount of $843.3 million and $813.4 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
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

Coal Logistics operations are comprised of CMT located in Louisiana, Lake Terminal located in Indiana and KRT located in West Virginia. Our logistics operations have a collective capacity to mix and transload approximately 40 million tons of coal and other aggregates annually and provide handling and/or mixing services to its customers, which include our own cokemaking facilities and other SunCoke cokemaking facilities. Handling and mixing results are presented in the Coal Logistics segment.
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$193.4	$170.8	$548.6	$517.2
Coal Logistics	20.6	14.7	61.6	44.2
Coal Logistics intersegment sales	1.6	1.5	4.9	4.7
Elimination of intersegment sales	(1.6)	(1.5)	(4.9)	(4.7)
Total sales and other operating revenue	$214.0	$185.5	$610.2	$561.4
Adjusted EBITDA:
Domestic Coke	$50.0	$42.9	$130.0	$130.3
Coal Logistics	12.3	7.0	34.9	18.2
Corporate and Other	(3.9)	(4.2)	(11.8)	(12.9)
Total Adjusted EBITDA	$58.4	$45.7	$153.1	$135.6
Depreciation and amortization expense:
Domestic Coke	$14.3	$12.7	$45.6	$38.7
Coal Logistics	5.9	5.4	17.7	18.6
Total depreciation and amortization expense	$20.2	$18.1	$63.3	$57.3
Capital expenditures:
Domestic Coke	$13.0	$4.4	$21.8	$15.8
Coal Logistics	0.4	3.6	1.5	14.3
Total capital expenditures	$13.4	$8.0	$23.3	$30.1
The following table sets forth the Partnership's segment assets:

	September 30, 2017	December 31, 2016

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,182.6	$1,184.2
Coal Logistics	494.2	510.6
Corporate and Other	1.0	1.2
Total assets	$1,677.8	$1,696.0

The following table sets forth the Partnership’s total sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$177.0	$155.8	$503.8	$471.3
Energy	14.7	13.9	39.0	42.5
Logistics	19.2	14.2	59.0	43.2
Other	3.1	1.6	8.4	4.4
Total revenues	$214.0	$185.5	$610.2	$561.4
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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$61.1	$31.9	$112.7	$140.0
Subtract:
Depreciation and amortization expense	20.2	18.1	63.3	57.3
Loss (gain) on extinguishment of debt	0.1	(1.0)	20.0	(24.9)
Deferred income tax expense (benefit)	1.6	(0.2)	150.4	0.2
Changes in working capital and other	15.9	(7.0)	(0.1)	32.3
Net income (loss)	$23.3	$22.0	$(120.9)	$75.1
Add:
Depreciation and amortization expense	$20.2	$18.1	$63.3	$57.3
Interest expense, net	15.1	11.5	41.7	35.7
Loss (gain) on extinguishment of debt	0.1	(1.0)	20.0	(24.9)
Income tax expense, net	1.7	0.4	150.7	1.4
Contingent consideration adjustments(1)	(2.0)	(4.6)	(1.7)	(8.3)
Non-cash reversal of acquired contractual obligation(2)	—	(0.7)	—	(0.7)
Adjusted EBITDA(3)	$58.4	$45.7	$153.1	$135.6
Subtract:
Adjusted EBITDA attributable to noncontrolling interest (4)	$1.0	$0.9	$2.6	$2.6
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$57.4	$44.8	$150.5	$133.0

(1)
As a result of changes in the fair value of the contingent consideration liability, the Partnership recognized gains of $2.0 million and $1.7 million during the three and nine months ended September 30, 2017, respectively. The Partnership amended its contingent consideration terms with The Cline Group during the first quarter of 2016. This amendment and subsequent fair value adjustments resulted in a gain of $4.6 million and $8.3 million recorded during the three and nine months ended September 30, 2016, respectively.

(2)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In the third quarter of 2016, the final acquired contractual performance obligation expired without the customer requiring performance. Therefore, the Partnership reversed the liability as we no longer have any obligations under the contract.

(3)
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
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us"), is a Delaware limited partnership formed in July 2012, which primarily produces coke used in the blast furnace production of steel. At September 30, 2017, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City"). The remaining 2 percent ownership interest in our three cokemaking facilities was owned by SunCoke Energy, Inc. ("SunCoke"). We also own a logistics business, which provides handling and/or mixing services of coal and other aggregates to third-party customers as well as to our own cokemaking facilities and other SunCoke cokemaking facilities. Our logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At September 30, 2017, SunCoke, through a subsidiary, owned a 58.1 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. While our steelmaking customers are operating in an environment that is challenged by global overcapacity, our customers have continued to see favorable steel pricing and positive signals on trade and infrastructure during the first nine months of 2017. Despite the improved market trends over the last year, AK Steel and United States Steel Corporation ("U.S. Steel") have kept portions of their Ashland Kentucky Works facility and Granite City Works facility, respectively, idled as they await further signs of market stability. While market challenges remain, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
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

The following table sets forth information about our cokemaking facilities and our coke, steam and energy sales agreements as of September 30, 2017:

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

We also provide handling and/or mixing services of coal and other aggregates with our logistics business, which has collective capacity to mix and/or transload approximately 40 million tons of materials annually and store approximately 3 million tons. CMT is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload approximately 15 million tons of coal and other aggregates annually through its operations in Convent, Louisiana. The facility is supported by long-term, take-or-pay contracts with volume commitments covering 10 million tons of its current capacity. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload approximately 25 million tons of materials annually through its operations in West Virginia. Our terminal located in East Chicago, Indiana, Lake Terminal, provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. Materials are transported in numerous ways, including rail, truck, barge or ship. Our terminals act as intermediaries between customers and end users by providing transloading, storage and mixing services. We do not take possession of materials in our logistics business, but instead earn revenue by providing handling and/or mixing services of coal and other aggregates to our customers on a fee per ton basis. We provide mixing and handling services to steel, coke (including some of our and SunCoke's domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers.
The financial performance of our logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Our KRT terminals are primarily impacted by the domestic coal markets in which its customers operate and generally benefit from extreme weather conditions.
The Partnership's logistics customers have experienced higher coal prices, including API2, domestic and seaborne metallurgical, during the first nine months of 2017 as compared to prices in 2016. As a result, tons handled by the Coal Logistics segment have increased and improved its financial performance in 2017 as compared to 2016.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”

Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(Dollars in millions)
Sales and other operating revenue(1)	$214.0	$185.5	$28.5	$610.2	$561.4	$48.8
Net cash provided by operating activities(2)	$61.1	$31.9	$29.2	$112.7	$140.0	$(27.3)
Adjusted EBITDA(1)	$58.4	$45.7	$12.7	$153.1	$135.6	$17.5

(1)	See analysis of changes described in "Analysis of Segment Results."

(2)	See analysis of changes described in "Liquidity and Capital Resources."
Recent Developments and Items Impacting Comparability

•
Termination of Proposed Simplification Transaction. In April 2017, SunCoke announced the termination of discussions with the Conflicts Committee of our Board of Directors regarding its proposal to acquire all of the Partnership’s common units not already owned by SunCoke ("Simplification Transaction"), announced on October 31, 2016. The Conflicts Committee and its independent advisors reviewed the proposal made by SunCoke and had several discussions with SunCoke regarding the potential transaction. At this time, the parties determined that they will not be able to reach an agreement and have therefore terminated discussions regarding the proposed Simplification Transaction.

•
Debt Activities. During the first nine months of 2017, the Partnership refinanced its debt obligations. As a result of the debt refinancing, the nine months ended September 30, 2017 included a loss on extinguishment of debt on the Consolidated Statement of Operations of $20.0 million, which consisted primarily of the premium paid of $18.7 million. The Partnership anticipates annualized interest expense, net to increase by approximately $8 million, which includes approximately $6 million of cash interest and $2 million of amortization of debt issuance costs and discounts. See Note 7 to our consolidated financial statements for further details.

During the three and nine months ended September 30, 2016, the Partnership repurchased $14.5 million and $84.4 million, respectively, of 2020 Partnership Notes, which resulted in a gain on extinguishment of debt of $1.0 million and $24.9 million, respectively.

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

As a result of the Final Regulations, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during the first quarter of 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable. The Partnership has reassessed these deferred tax liabilities quarterly, resulting in immaterial impacts to deferred income tax expense. A portion of this deferred tax liability, $3.0 million, was attributable to SunCoke's retained ownership interest in the cokemaking facilities and, therefore, was also reflected as a reduction in noncontrolling interest during the nine months ended September 30, 2017.

•
Pass Through Coal Cost Under-Recovery. During the fourth quarter of 2016, as part of our ordinary course coal sourcing activities, Haverhill, Middletown and AK Steel each entered into arrangements with a coal supplier for 2017 fulfillment. As a result of unfulfilled coal supply commitments by this coal supplier, substitute coal suppliers are currently meeting the shortfall at a higher price. We are sharing half of the increased coal cover cost differential with AK Steel. During the third quarter of 2017, we received $1.5 million of reimbursements from this coal supplier for a portion of our share of the coal cover cost associated with the unfulfilled coal supply commitments and reimbursement of legal costs. These higher coal costs, net of reimbursements from the coal supplier, resulted in a negative impact to both revenue and Adjusted EBITDA of $0.2 million and $3.0 million during the three and nine months ended September 30, 2017, respectively. At this time, we expect the full year 2017 impact of these events to lower revenue and Adjusted EBITDA by approximately $4 million.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$214.0	$185.5	$28.5	$610.2	$561.4	$48.8
Costs and operating expenses
Cost of products sold and operating expenses	146.2	125.5	20.7	431.0	388.3	42.7
Selling, general and administrative expenses	7.4	9.0	(1.6)	24.4	28.5	(4.1)
Depreciation and amortization expense	20.2	18.1	2.1	63.3	57.3	6.0
Total costs and operating expenses	173.8	152.6	21.2	518.7	474.1	44.6
Operating income	40.2	32.9	7.3	91.5	87.3	4.2
Interest expense, net	15.1	11.5	3.6	41.7	35.7	6.0
Loss (gain) on extinguishment of debt(1)	0.1	(1.0)	1.1	20.0	(24.9)	44.9
Income before income tax expense	25.0	22.4	2.6	29.8	76.5	(46.7)
Income tax expense	1.7	0.4	1.3	150.7	1.4	149.3
Net income (loss)	23.3	22.0	1.3	(120.9)	75.1	(196.0)
Less: Net income (loss) attributable to noncontrolling interests	0.7	0.7	—	(1.3)	1.9	(3.2)
Net income (loss) attributable to SunCoke Energy Partners, L.P.	$22.6	$21.3	$1.3	$(119.6)	$73.2	$(192.8)

(1)	See year-over-year changes described in "Recent Developments and Items Impacting Comparability."
Total Revenues. Sales and other operating revenue increased for both the three and nine months ended September 30, 2017 compared to the same prior year periods. These increases were primarily due to the pass-through of higher coal prices in our Domestic Coke segment as well as higher sales volumes in our Coal Logistics segment.
Costs of Products Sold and Operating Expenses. Costs of products sold and operating expenses increased for both the three and nine months ended September 30, 2017 compared to the same prior year periods. These increases were primarily due to higher coal costs associated with higher coal prices in our Domestic Coke segment as well as the year-over-year impact of the contingent consideration adjustments. See Note 9 to our consolidated financial statements for further details on the contingent consideration adjustments.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three and nine months ended September 30, 2017 compared to the same prior year periods decreased primarily due to lower spending on professional services during the third quarter of 2017.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense during the three and nine months ended September 30, 2017 compared to the same prior year periods was primarily the result of new assets placed in service, including the new ship loader at CMT and certain environmental remediation assets at our Haverhill cokemaking facility both placed in service during the fourth quarter of 2016.

Interest Expense, net. The increase in interest expense, net during the three and nine months ended September 30, 2017 compared to the same prior year periods was primarily due to higher interest rates on the 2025 Partnership Notes issued in May 2017, as well as lower capitalized interest as compared to the prior year period as a result of the CMT ship loader and certain environmental remediation assets at our Haverhill cokemaking facility, both placed in service during the fourth quarter of 2016.
Income Taxes. The Partnership recorded income tax expense of $1.7 million during the three months ended September 30, 2017, which was primarily due to an increase in Illinois income tax rate effective July 2017. Additionally, income tax expense during the nine months ended September 30, 2017 included the $148.6 million impact of the IRS Final Regulations previously discussed in "Recent Developments and Items Impacting Comparability."
Noncontrolling Interest. Net (loss) income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. The decrease in net (loss) income attributable to noncontrolling interest for the nine months ended September 30, 2017 was driven by the $3.0 million impact of the IRS Final Regulations previously described in "Recent Developments and Items Impacting Comparability."
Results of Reportable Business Segments
We report our business results through two segments:

•
Domestic Coke consists of our Haverhill, Middletown and Granite City cokemaking and heat recovery operations located in Franklin Furnace, Ohio; Middletown, Ohio; and Granite City, Illinois, respectively.

•	Coal Logistics consists of our handling and/or mixing services in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; and Convent, Louisiana.
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

Segment Operating Data
The following tables set forth financial and operating data for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$193.4	$170.8	$22.6	$548.6	$517.2	$31.4
Coal Logistics	20.6	14.7	5.9	61.6	44.2	17.4
Coal Logistics intersegment sales	1.6	1.5	0.1	4.9	4.7	0.2
Elimination of intersegment sales	(1.6)	(1.5)	(0.1)	(4.9)	(4.7)	(0.2)
Total Sales and other operating revenues	$214.0	$185.5	$28.5	$610.2	$561.4	$48.8
Adjusted EBITDA(1):
Domestic Coke	$50.0	$42.9	$7.1	$130.0	$130.3	(0.3)
Coal Logistics	12.3	7.0	5.3	34.9	18.2	16.7
Corporate and Other	(3.9)	(4.2)	0.3	(11.8)	(12.9)	1.1
Total Adjusted EBITDA	$58.4	$45.7	$12.7	$153.1	$135.6	$17.5
Coke Operating Data:
Domestic Coke capacity utilization (%)	103	103	—	100	102	(2)
Domestic Coke production volumes (thousands of tons)	595	593	2	1,727	1,751	(24)
Domestic Coke sales volumes (thousands of tons)	585	595	(10)	1,718	1,755	(37)
Domestic Coke Adjusted EBITDA per ton(2)	$85.47	$72.10	$13.37	$75.67	$74.25	$1.42
Coal Logistics Operating Data:
Tons handled (thousands of tons)(3)	4,862	4,055	807	15,220	12,028	3,192
CMT take-or-pay shortfall tons (thousands of tons)(4)	1,005	1,748	(743)	2,505	5,002	(2,497)

(1)
See Note 10 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2017 and 2016.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

(4)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended September 30, 2017 vs. 2016		Nine months ended September 30, 2017 vs. 2016
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$170.8	$42.9	$517.2	$130.3
Volumes(1)	(1.0)	1.6	(4.2)	2.6
Coal cost recovery and yields(2)	23.5	2.5	38.3	(0.9)
Operating and maintenance costs	(1.2)	0.8	(0.3)	(1.9)
Energy and other(3)	1.3	2.2	(2.4)	(0.1)
Current year period	$193.4	$50.0	$548.6	$130.0

(1)
We delivered lower volumes to AK Steel in 2017 compared to 2016, but received make-whole payments in both periods based on the terms of our long-term, take-or-pay contract. As such this reduction in volumes did not impact the period-over-period change in Adjusted EBITDA.

(2)
The increase in revenues was primarily driven by the pass-through of higher coal prices. These higher coal prices also increased the benefit of coal-to-coke yields, increasing Adjusted EBITDA. This benefit during the nine months ended September 30, 2017 was more than offset by the impact of the coal cover costs associated with the unfulfilled coal supply commitments by our coal supplier previously discussed in "Recent Developments and Items Impacting Comparability," which decreased both revenues and Adjusted EBITDA by $3.0 million for the nine months ended September 30, 2017.

(3)
Lower allocations of costs from SunCoke benefited Adjusted EBITDA by $0.5 million during both the three and nine months ended September 30, 2017. Adjusted EBITDA for the nine months ended September 30, 2017 was favorably impacted by the absence of the second quarter 2016 write-off of a $1.4 million receivable related to 2015 spot coke sales to Essar Algoma. The three months ended September 30, 2017 had higher energy sales, increasing both revenue and Adjusted EBITDA by $0.8 million. For the nine months ended September 30, 2017, both revenues and Adjusted EBITDA were unfavorably impacted by $3.6 million of lower energy sales as a result of the planned outage at the Granite City facility in the second quarter.

Coal Logistics
The following table explains year-over-year changes in our Coal Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended September 30, 2017 vs. 2016		Nine months ended September 30, 2017 vs. 2016
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$16.2	$7.0	$48.9	$18.2
Transloading volumes(1)	6.1	5.7	17.6	17.2
Price/margin impact of mix in transloading services	(0.7)	(0.8)	(1.3)	(1.3)
Operating and maintenance costs and other	0.6	0.4	1.3	0.8
Current year period	$22.2	$12.3	$66.5	$34.9

(1)
The increase in revenues and Adjusted EBITDA during the three and nine months ended September 30, 2017 was the result of higher tons handled as compared to the prior year periods of 807 thousand and 3,192 thousand, respectively, primarily at CMT, including nominal business from new customers.

Corporate and Other
Corporate and other expenses improved $0.3 million and $1.1 million during the three and nine months ended September 30, 2017, respectively, as compared to the same prior year periods due to lower spending on professional services of $0.7 million and $1.2 million, respectively, as well as $0.4 million and $0.6 million, respectively, of favorable period-over-period, mark-to-market adjustments in deferred compensation caused by changes in the Partnership's unit price. These improvements were partially offset by higher cost allocations from SunCoke.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, and pay distributions. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2022. As of September 30, 2017, we had $26.9 million of cash and cash equivalents and $83.1 million of borrowing availability under the Partnership Revolver.
Debt Refinancing
During the first nine months of 2017, the Partnership refinanced its debt obligations. The Partnership received $620.6 million of proceeds, net of a discount of $9.4 million, from the issuance of the 7.5 percent 2025 Partnership Notes and borrowed an additional $200.0 million of proceeds from borrowings under the Partnership's amended and restated credit facility. The Partnership also increased the Partnership Revolver capacity to $285.0 million and extended its maturities to May 2022. In connection with the debt refinancing and Partnership Revolver amendments, the Partnership incurred debt issuance costs of $14.9 million.
The Partnership used the proceeds described above to purchase and redeem all of its 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, repay the $50.0 million outstanding on the Partnership Term Loan, repay the $172.0 million Partnership Revolver balance outstanding as of December 31, 2016 and repay the $112.6 million outstanding on the Partnership Promissory Note.
As a result of the debt refinancing, the Partnership anticipates annualized interest expense, net to increase by approximately $8 million, which includes approximately $6 million of cash interest and $2 million of amortization of debt issuance costs and discounts. See Note 7 to our consolidated financial statements for further details.
Covenants
As of September 30, 2017, the Partnership was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
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
Distributions
On October 17, 2017, our Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on December 1, 2017 to unitholders of record on November 15, 2017.

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016

	(Dollars in millions)
Net cash provided by operating activities	$112.7	$140.0
Net cash used in investing activities	(23.2)	(11.0)
Net cash used in financing activities	(104.4)	(131.5)
Net decrease in cash and cash equivalents	$(14.9)	$(2.5)
Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $27.3 million to $112.7 million for the nine months ended September 30, 2017 as compared to $140.0 million in the corresponding period of 2016. The decrease in operating cash flows is primarily driven by the unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, of which approximately $25 million was due to fluctuating coal prices and inventory levels. Further contributing to the unfavorable year-over-year change was the payment of $7.0 million of the deferred corporate allocated costs to SunCoke during the second quarter of 2017, which had been deferred in the prior year period. These unfavorable impacts were partially offset by lower interest payments during the first nine months of 2017 as compared to the prior year period due primarily to changes in the timing of interest payments as a result of the Partnership refinancing its debt obligations in the second quarter of 2017.
Cash Used in Investing Activities
Net cash used in investing activities increased $12.2 million for the nine months ended September 30, 2017 as compared to the corresponding period in 2016. The increase was due to higher capital spending on the environmental remediation project during the first nine months of 2017 as compared to the same prior year period. The higher capital spend was net of the use of restricted cash, which consisted of cash withheld in the acquisition of CMT to fund the ship loader expansion capital project.
Cash Used in Financing Activities
Net cash used in financing activities was $104.4 million for the nine months ended September 30, 2017. In the first nine months of 2017, the Partnership received gross proceeds of $620.6 million from the issuance of the 2025 Partnership Senior Notes and $200.0 million from the Partnership Revolver under its amended and restated credit facility. The Partnership used the proceeds received primarily to repay $644.9 million of long-term debt, $172.0 million on the Partnership Revolver and pay $14.9 million of debt issuance costs related to the debt refinancing. Additionally, the Partnership paid distributions of $91.4 million to its unitholders and SunCoke during the first nine months of 2017.
Net cash used in financing activities was $131.5 million for the nine months ended September 30, 2016. In the first nine months of 2016, the Partnership repurchased $60.8 million of long-term debt, primarily Partnership Notes, paid distributions of $89.6 million and repaid $5.0 million on the Partnership Revolver. The repayments of debt and distributions were partially offset by capital contributions from SunCoke of $8.4 million from the reimbursement holiday and IDR giveback and proceeds received from the sale-leaseback arrangement of $16.2 million, which is accounted for as a financing obligation.
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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016

	(Dollars in millions)
Ongoing capital	$11.9	$10.7
Environmental remediation capital(1)	11.0	6.5
Expansion capital:		—
CMT ship loader(2)	0.1	12.9
Other expansion capital	0.3	—
Total	$23.3	$30.1

(1)	Includes $0.7 million and $2.2 million of capitalized interest, in connection with the environmental remediation projects, during the nine months ended September 30, 2017 and 2016, respectively.

(2)
Represents capital expenditures of $11.0 million for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT and $1.9 million of capitalized interest for the nine months ended September 30, 2016.

In 2017, we expect our capital expenditures to be approximately $45 million, which is comprised of the following:

•	Total ongoing capital expenditures of approximately $19 million;

•	Total capital expenditures on environmental remediation projects of approximately $25 million; and

•	Total expansion capital of approximately $1 million in our Coal Logistics segment.
We retained $119 million in proceeds from our initial public offering and subsequent dropdowns to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $96 million to date and the remaining capital is expected to be spent through the first quarter of 2019. Under the omnibus agreement, SunCoke will reimburse us for approximately $15 million of additional spending on these projects.
Off-Balance Sheet Arrangements
We have letters of credit, operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the nine months ended September 30, 2017. Please refer to our Annual Report on Form 10-K filed on February 16, 2017 for further disclosure of these arrangements. Other than these arrangements, the Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the nine months ended September 30, 2017. Please refer to our Annual Report on Form 10-K filed on February 16, 2017 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 10 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2017 and 2016, respectively. This reconciliation has been updated to reflect the impact of our debt refinancing activity.
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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly 10-Q. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our logistics business, including the supply and demand for thermal and metallurgical coals;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the coal market, in the carbon steel industry, and other industries in which our customers and/or suppliers operate;

•
our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke, steam, or electric power, or for coal and other aggregates handling services (including transportation, storage and mixing);

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

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking and/or logistics operations, and in the operations of our major customers, business partners and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with federal or state environmental statutes, rules or regulations;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking and/or logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	receipt of required permits and other regulatory approvals and compliance with contractual obligations in connection with our cokemaking and/or logistics operations;

•	claims of noncompliance with any statutory and regulatory requirements;

•	the accuracy of our estimates of any necessary reclamation and/or remediation activities;

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
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2017.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Market Repurchases
There has been no activity with respect to the program to repurchase outstanding units during the three months ended September 30, 2017. Please refer to SunCoke Energy Partners' Annual Report on Form 10-K filed on February 16, 2017 for further information on the program.
Item 4. Mine Safety Disclosures
Certain logistics assets are subject to Mine Safety and Health Administration regulatory purview. The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.014) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Limited Partnership of SunCoke Energy Partners, L.P. incorporate by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012.

3.2
First Amended and Restated Agreement of Limited Partnership of SunCoke Energy Partners, L.P., dated as of January 24, 2013, incorporate by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

3.2.1
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of SunCoke Energy Partners, L.P., dated December 23, 2015, incorporate by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35782) filed on December 30, 2015.

3.2.2
Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of SunCoke Energy Partnership, L.P., dated as October 17, 2017 (incorporated by reference to Exhibit 3.1 of the Partnership's Current Report on Form 8-K, filed on October 17, 2017, File No.:001-35782

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

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2017, filed with the Securities and Exchange Commission on October 26, 2017, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Equity; and, (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on October 26, 2017.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)