Form 10-K
period 2017-12-31
SunCoke Energy Partners, L.P.
filed 2018-02-15
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10 percent or more of the common units outstanding, for this purpose, as affiliates of the registrant) as of June 30, 2017 was $313,797,136, computed based on a price per common unit of $16.37, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.
As of February 9, 2018, the registrant had 46,227,148 common units outstanding.

SUNCOKE ENERGY PARTNERS, L.P.

PART I

Item 1.	Business
Overview
SunCoke Energy Partners, L.P., (the "Partnership," "we," "our" and "us"), primarily produces coke used in the blast furnace production of steel. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke.  We also provide handling and/or mixing services to steel, coke (including some of our and SunCoke Energy, Inc.'s ("SunCoke") domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers.
At December 31, 2017, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") and SunCoke owned the remaining 2 percent interest in each of Haverhill, Middletown, and Granite City. The Partnership also owns a 100 percent interest in all of its logistics terminals. Through its subsidiary, SunCoke owned a 59.9 percent limited partnership interest in us and indirectly owned and controls our general partner, which holds a 2 percent general partner interest in us and all of our incentive distribution rights ("IDRs").
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

•
Logistics consists of our Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal") handling and/or mixing services in Convent, Louisiana; Ceredo and Belle, West Virginia; and East Chicago, Indiana, respectively. Lake Terminal is located adjacent to SunCoke's Indiana Harbor cokemaking facility.

For additional information regarding our business segments, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to our combined and consolidated financial statements.

Cokemaking Operations
The following table sets forth information about our cokemaking facilities:

Facility	Location	Coke Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity (thousands of tons)	Use of Waste Heat
Haverhill I	Franklin Furnace, Ohio	AM USA	2005	December 2020	100	550	Process steam
Haverhill II	Franklin Furnace, Ohio	AK Steel	2008	December 2021	100	550	Power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	December 2032	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	December 2025	120	650	Steam for power generation
Total					420	2,300

(1)
Cokemaking nameplate capacity represents stated capacity for the production of blast furnace coke. Middletown production and sales volumes are based on “run of oven” capacity, which includes both blast furnace coke and small coke. Using the stated capacity, Middletown nameplate capacity on a “run of oven” basis is approximately 578 thousand tons per year.

Together, we and SunCoke are the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and, in our opinion, SunCoke is the technological leader in the cokemaking process with approximately 55 years of coke production experience. SunCoke designed, developed, built, and currently owns and operates five cokemaking facilities in the United States (“U.S.”) (including, together with us, Haverhill, Middletown and Granite City) with an aggregate coke production capacity of approximately 4.2 million tons per year. Our cokemaking ovens have collective capacity to produce 2.3 million tons of coke annually and utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which seeks to repurpose the coal’s liberated volatile components for other uses. SunCoke has constructed the only greenfield cokemaking facility in the U.S. in approximately 30 years and is the only North American coke producer that utilizes heat recovery technology in the cokemaking process.
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
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to United States Steel Corporation ("U.S. Steel") and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel Holding Corporation ("AK Steel") pursuant to energy sales agreements.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Substantially all of our coke sales were made pursuant to long-term, take-or-pay agreements with AK Steel, ArcelorMittal USA LLC and/or its affiliates (“AM USA”) and U.S. Steel, three of the largest blast furnace steelmakers in North America, each of which individually accounts for greater than ten percent of our consolidated revenues. The take-or-pay provisions require us to produce the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume is a key determinant of our profitability. We generally do not have significant spot coke sales since our capacity is consumed by long-term contracts; accordingly, spot prices for coke do not generally affect our revenues. To date, our coke customers have satisfied their obligations under these agreements.
Our coke sales agreements have an average remaining term of approximately eight years and contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs subject to meeting contractual coal-to-coke yields, operating and maintenance costs, costs related to transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements.
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
The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel only if AK Steel meets both of the following two criteria: (1) AK Steel permanently shuts down operation of the iron producing portion of its Ashland Plant and (2) AK Steel has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant iron production capacity. AK Steel must give at least two years prior notice of its intention to terminate the agreement. The Partnership finds that neither of the criteria have been met. No other coke sales contract has an early termination clause.
While our steelmaking customers continue to operate in an environment that is challenged by global overcapacity, they have benefited from improved steel pricing, favorable trade rulings, and solid end market demand in 2017. Despite recent trade actions, imported steel continues to be an issue across the industry as finished steel imports remain elevated at approximately 27 percent of U.S. steel consumption. Despite the improving macro environment, AK Steel has kept its Ashland Kentucky Works facility idled and U.S. Steel has kept portions of its Granite City Works facility idled, both since 2015.
Logistics Operations
Our Logistics segment consists of CMT, KRT and Lake Terminal. CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually due to its new ship loader, placed in service during the fourth quarter of 2016. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its current capacity as well as 350 thousand liquid tons. The facility recently secured additional merchant business including aggregates (crushed stone) and petroleum coke. Additionally, we secured barge unloading capabilities to efficiently unload coal, petroleum coke and other materials from barges at CMT’s dock. The addition of barge unloading capabilities complements CMT's existing rail and truck offerings and provides the terminal with the ability to transload and mix a significantly broader variety of materials. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal is located in East Chicago, Indiana and provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations.

Our logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of approximately 3 million tons. Our terminals act as intermediaries between our customers and end users by providing transloading and mixing services. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled but instead derive our revenue by providing handling and/or mixing services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts. For CMT, cash received from customers for take-or-pay billings based on pro-rata volume commitments under take-or-pay contracts that is in excess of cash earned for services provided is recorded as deferred revenue. Deferred revenue on these take-or-pay contracts is recognized as income at the earlier of when service is provided or annually based on the terms of the contract. Our handling and/or mixing services are provided to steel, coke (including some of our and SunCoke's domestic cokemaking facilities) electric utility, coal producing and other manufacturing based customers. Services provided to our and SunCoke's domestic cokemaking facilities are provided under contracts with terms equivalent to those of an arm's-length transactions.
The financial performance of our logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index report ("API5 index price"), which reflect high-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Our KRT terminals serve two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand.
In 2017, global thermal coal prices continued to rise to nearly $100 per ton from previous lows during early 2016, resulting in improved export economics for our CMT customers. On a spot basis, average API2 and API5 index prices in 2017 have improved 40 percent and 36 percent, respectively, as compared to 2016. In 2017, metallurgical market conditions and volumes were generally favorable but thermal market demand was low due to weak natural gas prices and suppressed, weather-related electricity demand.
Seasonality
Our revenues in our cokemaking business and much of our logistics business are tied to long-term, take-or-pay contracts, and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather conditions may also challenge our operating costs and production in the winter months for our domestic coke business. KRT service demand fluctuates due to changes in the domestic electricity markets. Excessively hot summer weather or cold winter weather may increase commercial and residential needs for heat or air conditioning, which in turn may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our logistics business.  Additionally, at CMT, service fluctuates with global thermal coal prices and end market demand. Activity is generally lower in the third quarter, typically due to lower European demand for heat.
Raw Materials
Metallurgical coal is the principal raw material for our cokemaking operations. All of the metallurgical coal used to produce coke at our cokemaking facilities is purchased from third-parties. We believe there is an adequate supply of metallurgical coal available in the U.S. and worldwide, and we have been able to supply coal to our cokemaking facilities without any significant disruption in coke production.
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. In 2017, we purchased approximately 3.3 million tons of metallurgical coal for our coke production. Coal is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also generally passed through to our customers. In 2018, certain of our coal contracts contain an option to reduce our commitment by up to 15 percent at the Partnership's discretion. Most coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.

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
For coke sales, the point of delivery varies by agreement and facility. The point of delivery for coke sales from the Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under a long-term transportation agreement held by us. All delivery costs are passed through to the customers. At the Middletown and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace. Most transportation and freight costs in our Logistics segment are paid by the customer directly to the transportation provider.
Research and Development and Intellectual Property and Proprietary Rights
As part of our omnibus agreement, SunCoke has granted us a royalty-free license to use the name “SunCoke” and related marks. Additionally, SunCoke has granted us a non-exclusive right to use all of SunCoke’s current and future cokemaking and related technology necessary to operate our business. SunCoke’s research and development program seeks to improve existing and develop promising new cokemaking technologies and enhance our heat recovery processes. Over the years, this program has produced numerous patents related to heat recovery coking design and operation, including patents for pollution control systems, oven pushing and charging mechanisms, oven flue gas control mechanisms and various others.
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
The principal competitive factors affecting our cokemaking business include coke quality and price, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Our oven design and heat recovery technology play a role in all of these factors. Competitors include merchant coke producers as well as the cokemaking facilities owned and operated by blast furnace steel companies.
In the past, there have been technologies which have sought to produce carbonaceous substitutes for coke in the blast furnace. While none have proven commercially viable thus far, we monitor the development of competing technologies carefully. We also monitor ferrous technologies, such as direct reduced iron production ("DRI"), as these could indirectly impact our blast furnace customers.
We believe we are well-positioned to compete with other coke producers. In 2017, our Domestic Coke segment, along with SunCoke's cokemaking facilities, accounted for approximately 25 percent of coke market capacity in the U.S. Current production from our cokemaking business is committed under long-term take-or-pay contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, re-contracting existing facilities, as well as the sale of coke in the spot market. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Additionally, our technology allows us to produce heat that can be converted into steam or electrical power.
Logistics
The principal competitors of CMT are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other industrial materials. CMT is the only bulk material terminal in the lower U.S. with direct rail access on the Canadian National Railway. In 2017, CMT accounted for approximately 52 percent of U.S. thermal coal exports from the U.S. Gulf Coast and approximately 18 percent of total U.S. thermal coal exports. In late 2016, CMT commissioned a new state-of-the-art ship loader, the largest of its kind in the world. We believe this ship loader has the fastest loading rate available in the Gulf Region and should allow our customers to benefit from lower shipping costs. Additionally, CMT has a strategic alliance with a company that performs barge unloading services for the terminal, which provides CMT with the ability to transload and mix a significantly broader variety of materials.

Our KRT competitors are generally located within 100 miles of our operations. KRT has fully automated and computer-controlled mixing capabilities that mix coal to within two percent accuracy of customer specifications. KRT also has the ability to provide pad storage and has access to both CSX and Norfolk Southern rail lines as well as the Ohio River system.
Lake Terminal provides coal handling and/or mixing services to SunCoke's Indiana Harbor cokemaking facility and therefore, does not have any competitors.
Employees
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. Our operating subsidiaries had approximately 565 employees at December 31, 2017. Approximately 41 percent of our operating subsidiaries' employees are represented by the United Steelworkers union. Additionally, approximately 4 percent are represented by the International Union of Operating Engineers. In 2017, we reached a new three-year agreement for our Granite City location, which will expire on August 31, 2020.
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

•
Stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In August 2015, the EPA finalized a new rulemaking to assist in implementation of the primary 1-hour SO2 NAAQS that requires either additional monitoring, or modeling of ambient air SO2 levels in various areas including where certain of our facilities are located. By July 2016, states subject to this rulemaking were required to provide EPA with either a modeling approach using existing emissions data, or a plan to undertake ambient air monitoring for SO2 to begin in 2017. For states that choose to install ambient air SO2 monitoring stations, after three years of data has been collected, or sometime in 2020, the EPA will evaluate this data relative to the appropriate attainment designation for the areas under the 1-hour SO2 NAAQS. For states that chose to model, designations were made by December 2017. This rulemaking required certain of our facilities to undertake this ambient air monitoring or modeling. In December 2017, EPA issued a final designation of attainment or unclassifiable for all areas where our facilities are located. These designations mean that no future action is required for the facilities with respect to SO2 emissions at this time. However, legal challenges to these designations are possible. If redesignated, we may be required to install additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the 1-hour SO2 NAAQS based on its evaluation of this data. In 2012, a NAAQS for fine particulate matter, or PM 2.5, went into effect. In November 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. In November 2017, EPA designated the area where the Haverhill and Jewell facilities are located as attainment/unclassifiable. In December 2017, various related litigants filed a lawsuit against the EPA claiming the agency failed to designate those areas that are not in compliance with the standard for ground-based ozone. EPA subsequently announced its intent to designate various areas of the country as nonattainment, including where the Indiana Harbor, Granite City, and Middletown facilities are located, but invited the states to submit updated air quality data to potentially change that designation. In January 2018, EPA announced its intent to designate all remaining areas of the country by April 30, 2018, but there remains a possibility of further legal action that could affect this date. These designations, whenever issued, under the new standards and any future more stringent standard for ozone have two impacts on permitting: (1) demonstrating compliance with the standard using dispersion modeling from a new facility will be more difficult; and (2) facilities operating in areas that become non-attainment areas due to the application of new standards may be required to install Reasonably Available Control Technology (“RACT”). A number of states have also filed or joined suits to challenge the EPA’s new standard in court. While we are not able to determine the extent to which this new standard will impact our business at this time, it does have the potential to have a material impact on our operations and cost structure.

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

•
Waste. The primary solid waste product from our heat recovery cokemaking technology is calcium sulfate from flue gas desulfurization, which is generally taken to a solid waste landfill. The solid material from periodic cleaning of heat recovery steam generators has been disposed of as hazardous waste. On the whole, our heat recovery cokemaking process does not generate substantial quantities of hazardous waste.

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

•
Bonding Requirements for Coal Terminals with Surface Mining Permits. Before a surface mining permit is issued in West Virginia, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds related to surface mining permits generally have become less favorable to terminal operators and others with such permits. These and other changes in the terms of such bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2017, we have posted $0.3 million in surety bonds for our West Virginia and Louisiana coal terminal operations.

Regulation of Operations

•
Clean Air Act. The Clean Air Act and similar state laws and regulations affect our cokemaking operations, primarily through permitting and/or emissions control requirements relating to particulate matter (“PM”) and sulfur dioxide (“SO2”) and MACT standards. The Clean Air Act air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM and nitrogen oxides (“NOx”), lead ozone and carbon monoxide; GHG rules; the Clean Air Interstate Rule; MACT emissions limits for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review. The Clean Air Act requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards. Our cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. The second category applies to emissions from charging and coke oven doors. The EPA is required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary. In 2016, EPA issued a request for information and testing to our cokemaking facilities and other companies as part of its residual risk and technology review of the MACT standard for pushing and quenching, and a technology review of the MACT standard for coke ovens and charging emissions. Testing was conducted by our cokemaking facilities in 2017, but the EPA has yet to publish or propose any residual risk standards; therefore, the impact of potential additional EPA regulation in this area cannot be estimated at this time.

•
Terminal Operations. Our terminal operations located along waterways and the Gulf of Mexico are also governed by permitting requirements under the CWA and CAA. These terminals are subject to U.S. Coast Guard regulations and comparable state statutes regarding design, installation, construction, and management. Many such terminals owned and operated by other entities that are also used to transport coal, including for export, have been pursued by environmental interest groups for alleged violations of their permits’ requirements, or have seen their efforts to obtain or renew such permits contested by such groups. While we believe that our operations are in material compliance with these permits, it is possible that such challenges or claims will be made against our operations in the future. Moreover, our terminal operations may be affected by the impacts of additional regulation on the mining of all types of coal and use of thermal coal for fuel, which is restricting supply in some markets and may reduce the volumes of coal that our terminals manage.

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

•
Clean Water Act of 1972. Although our cokemaking facilities generally do not have water discharge permits, the Clean Water Act (“CWA”) may affect our operations by requiring water quality standards generally and through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Additionally, through the CWA Section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters. Similarly, for permitting or any future water intake and/or discharge projects, our facilities could be subject to the Army Corps of Engineers Section 404 permitting process.

•
Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, although certain mining and mineral beneficiation wastes and certain wastes derived from the combustion of coal currently are exempt from regulation as hazardous wastes under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements. Certain of our wastes are also subject to Department of Transportation regulations for shipping of materials.

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. Currently there is little information as to what may constitute BACT for GHG in most industries. We may also be subject to the EPA’s “Tailoring Rule,” where certain modifications to our facilities could subject us to the additional permitting and other obligations relative to emissions of GHGs under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the Clean Air Act based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead. The EPA has engaged in rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. For instance, in August 2015, the EPA issued its final Clean Power Plan rules establishing carbon pollution standards for power plants. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan before the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”) issued a decision on the rule. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the D.C. Circuit and the Supreme Court through any certiorari petition that may be granted. In October 2017, the EPA proposed to repeal the Clean Power Plan ("CPP") although the final outcome of this proposal and the pending litigation regarding the CPP is uncertain at this time. In connection with this proposed repeal, EPA issued an Advanced Notice of Proposed Rulemaking ("ANPRM") in December 2017 regarding emission guidelines to limit GHG emissions from existing electric utility generating units. The ANPRM seeks comment regarding what the EPA should include in a potential new, existing source regulation of GHG emissions under the Clean Air Act that the EPA may propose. Depending on whether the Clean Power Plan is ultimately upheld or if another rule is promulgated in the future, it could increase the demand for natural gas-generated electricity.

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

•
Safety. Our facilities are subject to regulation by the Occupational Safety and Health Administration (OSHA) of the United States Department of Labor and equivalent state agencies under various standards designed to promote worker safety. As noted above, we have consistently operated within the top quartile for OSHA’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute.

•
Security. CMT is subject to regulation by the U.S. Coast Guard pursuant to the Maritime Transportation Security Act. We have an internal inspection program designed to monitor and ensure compliance by CMT with these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of the facility.

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

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stem from alleged violations of air operating permits for these facilities. SunCoke is working in a cooperative manner with the EPA and Ohio Environmental Protection Agency to address the allegations and has entered into a consent decree in federal district court with these parties. The consent decree includes an approximately $2.2 million civil penalty payment that was paid by SunCoke in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We retained an aggregate of $119 million in proceeds from our initial public offering and subsequent dropdowns to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. SunCoke and the Partnership anticipate spending approximately $145 million to comply with these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $104 million to date and expects to spend the remaining capital through the first quarter of 2019. SunCoke will reimburse the Partnership approximately $20 million for the estimated additional spending beyond what has previously been funded.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third-parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2017.

Under the terms of the omnibus agreement, SunCoke will indemnify us for certain environmental remediation projects costs. Please read “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Entered Into with Affiliates in Connection with our Initial Public Offering—Omnibus Agreement.”
IRS Final Regulations on Qualifying Income
Section 7704 of the Internal Revenue Code (the "Code") provides that a publicly-traded partnership will be treated as a corporation for federal income tax purposes. However, if 90 percent or more of a partnership’s gross income for every taxable year it is publicly-traded consists of “qualifying income,” the publicly-traded partnership may continue to be treated as a partnership for federal income tax purposes.
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
On January 19, 2017, the Treasury Department and the Internal Revenue Service ("IRS") issued qualifying income regulations (the "Final Regulations") on the treatment of income from natural resource activities of publicly traded partnerships as qualifying income for purposes of the Code.  The Final Regulations were published in the Federal Register on January 24, 2017, and apply to taxable years beginning after January 19, 2017.  Under the Final Regulations, the Partnership’s cokemaking operations have been excluded from the definition of activities that generate qualifying income.
The Final Regulations provide that if a partnership’s income from non-qualifying operations “was qualifying income under the statute as reasonably interpreted,” then that partnership will have a transition period ending on the last day of the partnership’s taxable year that included the date that is ten years after the date the Final Regulations are published in the Federal Register (i.e., December 31, 2027), during which it can treat income from such activities as qualifying income. After conferring with outside counsel, the Partnership is of the view that its interpretation was reasonable in concluding that the Partnership’s income from cokemaking was qualifying income, and that the Partnership will benefit from the ten-year transition period. Subsequent to the transition period, certain cokemaking entities in the Partnership will become taxable as corporations. Also see “Part I. Item 1A. Risk Factors" and Note 7 to the combined and consolidated financial statements.
The present federal income tax treatment of publicly traded partnerships, including the Partnership, or an investment in its common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for the Partnership to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in its common units. For example, as discussed above, on January 24, 2017, Final Regulations were published in the Federal Register and apply to taxable years beginning on or after January 19, 2017. The Final Regulations will likely affect the Partnership’s ability to continue to qualify as a publicly traded partnership.
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
Risks Inherent in Our Business and Industry
Sustained uncertainty in financial markets, or unfavorable economic conditions in the industries in which our customers operate, may lead to a reduction in the demand for our products and services, and adversely impact our cash flows, financial position or results of operations, and therefore may limit our ability to make cash distributions to unitholders.
Sustained volatility and disruption in worldwide capital and credit markets in the U.S. and globally could restrict our ability to access the capital market at a time when we would like, or need, to raise capital for our business including for potential acquisitions, or other growth opportunities.
Deteriorating or unfavorable economic conditions in the industries in which our customers operate, such as steelmaking and electric power generation, may lead to reduced demand for steel products, coal, and other bulk commodities which, in turn, could adversely affect the demand for our products and services and negatively impact the revenues, margins and profitability of our business.
Additionally, the tightening of credit, or lack of credit availability to our customers, could adversely affect our ability to collect our trade receivables. We also are exposed to the credit risk of our coke and logistics customers, and any significant unanticipated deterioration of their creditworthiness and resulting increase in nonpayment or nonperformance by them could have a material adverse effect on the cash flows and/or results of our operations.
Adverse developments at our cokemaking and/or logistics operations, including equipment failures or deterioration of assets, may lead to production curtailments, shutdowns, impairments, or additional expenditures, which could have a material adverse effect on our results of operations, and therefore may limit our ability to make cash distributions to unitholders.
Our cokemaking and logistics operations are subject to significant hazards and risks that include, but are not limited to, equipment malfunction, explosions, fires and the effects of severe weather conditions and extreme temperatures, any of which could result in production and transportation difficulties and disruptions, permit non-compliance, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others.
Adverse developments at our cokemaking facilities could significantly disrupt our coke, steam and/or electricity production and our ability to supply coke, steam, and/or electricity to our customers. Adverse developments at our logistics operations could significantly disrupt our ability to provide handling, mixing, storage, terminalling, transloading and/or transportation services, of coal and other dry and liquid bulk commodities, to our customers. Any sustained disruption at our cokemaking and/or logistics operations could have a material adverse effect on our results of operations.
There is a risk of mechanical failure of our equipment both in the normal course of operations and following unforeseen events. Our cokemaking and logistics operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions or extreme temperatures. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we may not be able to maintain the integrity of the ovens or to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke and, in some cases, electricity and/or steam.

Assets and equipment critical to the operations of our cokemaking and logistics operations also may deteriorate or become depleted materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
Impairment in the carrying value of long-lived assets and goodwill could adversely affect our business and results of operations.
We have a significant amount of long-lived assets and goodwill on our Consolidated Balance Sheets. Under generally accepted accounting principles, long-lived assets must be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets.
If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings.
Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include: the impact of a downturn in the global economy, competition, advances in technology, adverse changes in the regulatory environment, and other factors leading to a reduction in expected long-term sales or profitability, or a significant decline in the trading price of our common stock or market capitalization, lower future cash flows, slower industry growth rates and other changes in the industries in which we or our customers operate.
The financial performance of our cokemaking and logistics businesses is substantially dependent upon a limited number of customers, and the loss of these customers, or any failure by them to perform under their contracts with us, could materially and adversely affect our financial condition, permit compliance, results of operations and cash flows, and therefore may limit our ability to make cash distributions to unitholders.
Substantially all of our coke sales currently are made pursuant to long-term contracts with AM USA, U.S. Steel and AK Steel, and we expect these three customers to continue to account for a significant portion of our revenues for the foreseeable future. In our logistics business, a significant portion of our revenues and cash flows are derived from long-term contracts with Foresight Energy LLC and Murray American Coal, Inc. at CMT, and we expect these two customers to continue to account for a significant portion of the revenues of our logistics business for the foreseeable future.
We are subject to the credit risk of our major customers and other parties. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration of their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our cash flows, financial position or results of operations. During periods of weak demand for steel or coal, our customers may experience significant reductions in their operations, or substantial declines in the prices of the steel, or coal products, they sell. These and other factors such as labor relations or bankruptcy filings may lead certain of our customers to seek renegotiation or cancellation of their existing contractual commitments to us, or reduce their utilization of our services,
The loss of any of these customers (or financial difficulties at any of these customers, which result in nonpayment or nonperformance) could have a significant adverse effect on our business. If one or more of these customers were to significantly reduce its purchases of coke or logistics services from us without a make-whole payment, or default on their agreements with us, or terminate or fail to renew their agreements with us, or if we were unable to sell such coke or logistics services to these customers on terms as favorable to us as the terms under our current agreements, our cash flows, financial position, permit compliance, or results of operations could be materially and adversely affected.

Our cokemaking and logistics businesses are subject to operating risks, some of which are beyond our control, that could result in a material increase in our operating expenses, and therefore may limit our ability to make cash distributions to unitholders.
Factors beyond our control could disrupt our cokemaking and logistics operations, adversely affect our ability to service the needs of our customers, and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	geological, hydrologic, or other conditions that may cause damage to infrastructure or personnel;

•
fire, explosion, or other major incident causing injury to personnel and/or equipment, that causes a cessation, or significant curtailment, of all or part of our cokemaking or logics operations at a site for a period of time;

•	processing and plant equipment failures, operating hazards and unexpected maintenance problems affecting our cokemaking or logistics operations, or our customers;

•
adverse weather and natural disasters, such as severe winds, heavy rains or snow, flooding, extreme temperatures and other natural events affecting our cokemaking or logistics operations, transportation, or our customers; and

•	possible legal challenges to the renewal of key permits, which may lead to their renewal on terms that restrict our cokemaking or logistics operations, or impose additional costs on us.
If any of these conditions or events occur, our cokemaking or logistics operations may be disrupted, operating costs could increase significantly, and we could incur substantial losses. Such disruptions in our operations could materially and adversely affect our financial condition, or results of operations.
We face competition, both in our cokemaking operations and in our logistics business, which has the potential to reduce demand for our products and services, and that could have an adverse effect on our results of operations, and therefore may limit our ability to make cash distributions to unitholders.
We face competition, both in our cokemaking operations and in our logistics business:

•
Cokemaking operations: Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have relied upon natural gas, or pulverized coal, and the use of these coke substitutes may increase in the future, particularly in light of current low natural gas prices. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke. For example, electric arc furnace technology is a commercially proven process widely used in the U.S. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced. We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies. As these technologies improve and as new technologies are developed, competition in the cokemaking industry may intensify. As alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced.

•
Logistics business: Decreased throughput and utilization of our logistics assets could result indirectly due to competition in the electrical power generation business from abundant and relatively inexpensive supplies of natural gas displacing thermal coal as a fuel for electrical power generation by utility companies. In addition, competition in the steel industry from processes such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas, may reduce the demand for metallurgical coals processed through our logistics facilities. In the future, additional coal handling facilities and terminals with rail and/or barge access may be constructed in the Eastern U.S. Such additional facilities could compete directly with us in specific markets now served by our logistics business. Certain coal mining companies and independent terminal operators in some areas may compete directly with our logistics facilities. In some markets, trucks may competitively deliver mined coal to certain shorter-haul destinations, resulting in reduced utilization of existing terminal capacity.

Such competition could have a material and adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our cash flows, financial position or results of operations, and therefore may limit our ability to make cash distributions to unitholders.
Our operations are subject to strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG, compliance with the NAAQS, management and disposal of hazardous substances and wastes, cleanup of contaminated sites, protection of groundwater quality and availability, protection of plants and wildlife, reclamation and restoration of properties after completion of mining or drilling, installation of safety equipment in our facilities, and protection of employee health and safety. Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may hinder operations. In addition, these requirements are complex, change frequently and have become more stringent over time. Regulatory requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, and could have a material adverse effect on our business.
Failure to comply with applicable regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could cause delays in permitting or development of projects or materially limit, or increase the cost of, our operations. We may not have been, or may not be, at all times, in complete compliance with all such requirements, and we may incur material costs or liabilities in connection with such requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. For a description of certain environmental laws and matters applicable to us, see “Item 1. Business-Legal and Regulatory Requirements.”
We may be unable to obtain, maintain or renew permits or leases necessary for our operations, which could materially reduce our production, cash flows or profitability, and therefore may limit our ability to make cash distributions to unitholders.
Our cokemaking and logistics operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters. These, as well as our facilities and operations (including our generation of electricity), require permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking and/or logistics facilities. Non-governmental organizations, environmental groups and individuals have certain rights to engage in the permitting process, and may comment upon, or object to, the requested permits. Such persons also have the right to bring citizen’s lawsuits to challenge the issuance of permits, or the validity of environmental impact statements related thereto. If any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our operations, our cash flows or profitability could be materially and adversely affected.
We may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations, and such costs and liabilities could have a material and adverse effect on our financial condition or results of operations, and therefore may limit our ability to make cash distributions to unitholders.
Our success depends, in part, on the quality, efficacy and safety of our products and services. If our operations do not meet applicable safety standards, or our products or services are found to be unsafe, our relationships with customers could suffer and we could lose business or become subject to liability or claims. In addition, our cokemaking and logistics operations have inherent safety risks that may give rise to events resulting in death, injury, or property loss to employees, customers, or unaffiliated third parties. Depending upon the nature and severity of such events, we could be exposed to significant financial loss, reputational damage, potential civil or criminal government or other regulatory enforcement actions, or private litigation, the settlement or outcome of which could have a material and adverse effect on our financial condition or results of operations.

Our businesses are subject to inherent risks, some for which we maintain third party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows, and therefore may limit our ability to make cash distributions to unitholders.
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
Divestitures and other significant transactions may adversely affect our business. In particular, if we are unable to realize the anticipated benefits from such transactions, or are unable to conclude such transactions upon favorable terms, our financial condition, results of operations or cash flows could be adversely affected.
We regularly review strategic opportunities to further our business objectives, and may eliminate assets that do not meet our return-on-investment criteria. If we are unable to complete such divestitures or other transactions upon favorable terms, or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be adversely affected.
The anticipated benefits of divestitures and other strategic transactions may not be realized, or may be realized more slowly than we expected. Such transactions also could result in a number of financial consequences having a material effect on our results of operations and our financial position, including reduced cash balances; higher fixed expenses; the incurrence of debt and contingent liabilities (including indemnification obligations); restructuring charges; loss of customers, suppliers, distributors, licensors or employees; legal, accounting and advisory fees; and impairment charges.
We may not be able to successfully implement our growth strategies or plans, and we may experience significant risks associated with future acquisitions and/or investments. If we are unable to execute our strategic plans, whether as a result of unfavorable market conditions in the industries in which our customers operate, or otherwise, our future results of operations could be materially and adversely affected.
A portion of our strategy to grow our business is dependent upon our ability to acquire and operate new assets that result in an increase in our earnings per share. We may not derive the financial returns we expect on our investment in such additional assets or such operations may not be profitable. We cannot predict the effect that any failed expansion may have on our core businesses. The success of our future acquisitions and/or investments will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions or investments on favorable terms, as well as to finance such acquisitions or investments and to integrate the acquired operations successfully with existing operations. Antitrust and other laws may prevent us from completing acquisitions. If we are not able to execute our strategic plans effectively, or successfully integrate new operations, whether as a result of unfavorable market conditions in the industries in which our customers operate, or otherwise, our business reputation could suffer and future results of operations could be materially and adversely affected.

Risks associated with acquisitions include the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired business, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. Additionally, in the event we form joint ventures or other similar arrangements, we must pay close attention to the organizational formalities and time-consuming procedures for sharing information and making decisions. We may share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do. The benefits from a successful investment in an existing entity or joint venture will be shared among the co-owners, so we will not receive the exclusive benefits from a successful investment. Additionally, if a co-owner changes, our relationship may be materially and adversely affected.
Security breaches and other information systems failures could disrupt our operations, compromise the integrity of our data, expose us to liability, cause increased expenses and cause our reputation to suffer, any or all of which could have a material and adverse effect on our business or financial position.
Our business is dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system were to fail or experience unscheduled downtime for any reason, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, terrorist attack, fire, flood, power loss, telecommunications failure or similar event.  Our disaster recovery plans may not entirely prevent delays or other complications that could arise from an information systems failure. Our business interruption insurance may not compensate us adequately for losses that may occur.
In the ordinary course of our business, we collect and store sensitive data in our data centers, on our networks, and in our cloud vendors.  In addition, we rely on third party service providers, for support of our information technology systems, including the maintenance and integrity of proprietary business information and other confidential company information and data relating to customers, suppliers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.  We have instituted data security measures for confidential company information and data stored on electronic and computing devices, whether owned or leased by us or a third party vendor. However, despite such measures, there are risks associated with customer, vendor, and other third-party access and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to: employee error or malfeasance, failure of third parties to meet contractual, regulatory and other obligations to us, or other disruptions.
Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could materially and adversely affect our business and financial position.
Our operating results have been and may continue to be affected by fluctuations in our costs of production, and, if we cannot pass increases in our costs of production to our customers, our financial condition, results of operations and cash flows may be negatively affected.
Our operations require a reliable supply of equipment, replacement parts and metallurgical coal. If the cost to produce coke and provide logistics services, including cost of supplies, equipment, metallurgical coal, labor, experience significant price inflation, and we cannot pass such increases in our costs of production to our customers, our profit margins may be reduced and our financial condition, results of operations and cash flows may be adversely affected.
Labor disputes with the unionized portion of our workforce could affect us adversely. Union represented labor creates an increased risk of work stoppages and higher labor costs, which could reduce revenues and therefore limit our ability to make cash distributions to unitholders.
We rely, at one or more of our facilities, on unionized labor, and there is always the possibility that we may be unable to reach agreement on terms and conditions of employment or renewal of a collective bargaining agreement. When collective bargaining agreements expire or terminate, we may not be able to negotiate new agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. If we are unable to negotiate the renewal of a collective bargaining agreement before its expiration date, our operations and our profitability could be adversely affected. A prolonged labor dispute, which may include a work stoppage, could adversely affect our ability to satisfy our customers’ orders and, as a result, adversely affect our operations, or the stability of production and reduce our future revenues, or profitability, as well as our ability to pay cash distributions to our unitholders. It is also possible that, in the future, additional employee groups may choose to be represented by a labor union.
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
Risks Related to Our Indebtedness
We face material debt maturities which may adversely affect our consolidated financial position.
Over the next five years, we have approximately $142.7 million of total consolidated debt maturing (See Note 12 to the combined and consolidated financial statements). We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under outstanding notes and credit facilities.
Subject to the limits contained in our credit agreements, the indenture that governs our outstanding notes, and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, a higher level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for the payment of dividends, working capital, capital expenditures, acquisitions and other general corporate purposes;

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

In addition, the indenture that governs our outstanding notes and the credit agreement governing our credit facilities contain restrictive covenants that limit our ability to engage in activities (such as incurring additional debt) that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. From time to time, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility.
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
Risks Related to Our Cokemaking Business
If a substantial portion of our agreements to supply coke, electricity, and/or steam are modified or terminated, our results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability.
We make substantially all of our coke, electricity and steam sales under long-term agreements. If a substantial portion of these agreements are modified or terminated or if force majeure is exercised, our results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability. The profitability of our long-term coke, energy and steam sales agreements depends on a variety of factors that vary from agreement to agreement and fluctuate during the agreement term. We may not be able to obtain long-term agreements at favorable prices, compared either to market conditions or to our cost structure. Price changes provided in long-term supply agreements may not reflect actual increases in production costs. As a result, such cost increases may reduce profit margins on our long-term coke and energy sales agreements. In addition, contractual provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term price volatility.
From time to time, we discuss the extension of existing agreements and enter into new long-term agreements for the supply of coke, steam, and energy to our customers, but these negotiations may not be successful and these customers may not continue to purchase coke, steam, or electricity from us under long-term agreements. In addition, declarations of bankruptcy by customers can result in changes in our contracts with less favorable terms. If any one or more of these customers were to become financially distressed and unable to pay us, significantly reduce their purchases of coke, steam, or electricity from us, or if we were unable to sell coke or electricity to them on terms as favorable to us as the terms under our current agreements, our cash flows, financial position, permit compliance, or results of operations may be materially and adversely affected.
Further, because of certain technological design constraints, we do not have the ability to shut down our cokemaking operations if we do not have adequate customer demand. If a customer refuses to take or pay for our coke, we must continue to operate our coke ovens even though we may not be able to sell our coke immediately and may incur significant additional costs for natural gas to maintain the temperature inside our coke oven batteries and fees under our rail contracts to account for reductions in inbound coal or outbound coke shipments at our plants, which may have a material and adverse effect on our cash flows, financial position or results of operations.
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill facility are subject to early termination under certain circumstances and any such termination could have a material adverse effect on our consolidated cash flows, financial position and results of operations.
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill II facility are subject to early termination by AK Steel under certain circumstances, and any such termination could have a material adverse effect on our business. The Haverhill coke sales agreement with AK Steel expires on December 31, 2021, with two automatic, successive five-year renewal periods, which are subject to termination if notice is given at least one-year prior to December 31, 2021. The Haverhill energy sales agreement with AK Steel runs concurrently with the term of the coke sales agreement, including any renewals, and automatically terminates upon the termination of the related coke sales agreement. Since January 1, 2014, the coke sales agreement may be terminated by AK Steel at any time on or after upon two years' prior written notice, if AK Steel (i) permanently shuts down iron production operations at its steel plant works in Ashland, Kentucky (the Ashland Plant) and (ii) has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant’s iron production capacity.

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
Excess capacity in the global steel industry, and/or increased exports of coke from producing countries, may weaken our customers' demand for our coke and could materially and adversely affect our future revenues and profitability.
In some countries steelmaking capacity exceeds demand for steel products. Rather than reducing employment by matching production capacity to consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) may export steel at prices that are significantly below their home market prices and that may not reflect their costs of production or capital. Our steelmaking customers, may decrease the prices they charge for steel, or take other action, as the supply of steel increases. The profitability and financial position of our steelmaking customers may be adversely affected, causing such customers to reduce their demand for our coke and making it more likely that they may seek to renegotiate their contracts with us or fail to pay for the coke they are required to take under our contracts. In addition, future increases in exports of coke from China and/or other coke-producing countries also may reduce our customers' demand for coke capacity. Such reduced demand for our coke could adversely affect the certainty of our long-term relationships with our customers depress coke prices, and limit our ability to enter into new, or renew existing, commercial arrangements with our customers, as well as our ability to sell excess capacity in the spot market, and could materially and adversely affect our future revenues and profitability.
Certain provisions in our long-term coke agreements may result in economic penalties to us, or may result in termination of our coke sales agreements for failure to meet minimum volume requirements or other required specifications, and certain provisions in these agreements and our energy sales agreements may permit our customers to suspend performance.
Our agreements for the supply of coke, energy and/or steam, contain provisions requiring us to supply minimum volumes of our products to our customers. To the extent we do not meet these minimum volumes, we are generally required under the terms of our coke sales agreements to procure replacement supply to our customers at the applicable contract price or potentially be subject to cover damages for any shortfall. If future shortfalls occur, we will work with our customer to identify possible other supply sources while we implement operating improvements at the facility, but we may not be successful in identifying alternative supplies and may be subject to paying the contract price for any shortfall or to cover damages, either of which could adversely affect our future revenues and profitability. Our coke sales agreements also contain provisions requiring us to deliver coke that meets certain quality thresholds. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of our agreements.
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
The quality of our coke is critical to the success of our business. For instance, our coke sales agreements contain provisions requiring us to deliver coke that meets certain quality thresholds. If our coke fails to meet such specifications, we could be subject to significant contractual damages or contract terminations, and our sales could be negatively affected. The quality of our coke depends significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program, our laboratories and our ability to ensure that our employees adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our results of operations.
Disruptions to our supply of coal and coal mixing services may reduce the amount of coke we produce and deliver, and if we are not able to cover the shortfall in coal supply or obtain replacement mixing services from other providers, our results of operations and profitability could be adversely affected.
Substantially all of the metallurgical coal used to produce coke at our cokemaking facilities, is purchased from third-parties under one-year contracts. We cannot assure that there will continue to be an ample supply of metallurgical coal available or that these facilities will be supplied without any significant disruption in coke production, as economic, environmental, and other conditions outside of our control may reduce our ability to source sufficient amounts of coal for our forecasted operational needs. If we are not able to make up the shortfalls resulting from such supply failures through purchases of coal from other sources, the failure of our coal suppliers to meet their supply commitments could materially and adversely impact our results of operations and, ultimately, impact the structural integrity of our coke oven batteries.
At our Granite City and Haverhill cokemaking facilities, we rely on third-parties to mix coals that we have purchased into coal mixes that we use to produce coke. We have entered into long-term agreements with coal mixing service providers that are coterminous with our coke sales agreements. However, there are limited alternative providers of coal mixing services and any disruptions from our current service providers could materially and adversely impact our results of operations. In addition, if our rail transportation agreements are terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.
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
Our arrangements with AM USA at the Haverhill cokemaking facility require us to deliver coke to AM USA via railcar. We have entered into long-term rail transportation agreements to meet these obligations. Disruption of these transportation services because of weather-related problems, mechanical difficulties, train derailments, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, fuel costs, transportation delays, accidents, terrorism, domestic catastrophe or other events could temporarily, or over the long-term, impair our ability to produce coke, and therefore, could materially and adversely affect our business and results of operations.
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

Risks Related to Our Logistics Business
The growth and success of our logistics business depends upon our ability to find and contract for adequate throughput volumes, and an extended decline in demand for coal could affect the customers for our logistics business adversely. As a consequence, the operating results and cash flows of our logistics business could be materially and adversely affected.
The financial results of our logistics business segment are significantly affected by the demand for both thermal coal and metallurgical coal. An extended decline in our customers’ demand for either thermal or metallurgical coals could result in a reduced need for the coal mixing, terminalling and transloading services we offer, thus reducing throughput and utilization of our logistics assets. Demand for such coals may fluctuate due to factors beyond our control:

•
Thermal coal demand: may be impacted by changes in the energy consumption pattern of industrial consumers, electricity generators and residential users, as well as weather conditions and extreme temperatures. The amount of thermal coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation, and governmental regulation. For example, over the past few years, production of natural gas in the U.S. has increased dramatically, which has resulted in lower natural-gas prices. As a result of sustained low natural gas prices, coal-fuel generation plants have been displaced by natural-gas fueled generation plants. In addition, state and federal mandates for increased use of electricity from renewable energy sources, or the retrofitting of existing coal-fired generators with pollution control systems, also could adversely impact the demand for thermal coal. Finally, unusually warm winter weather may reduce the commercial and residential needs for heat and electricity which, in turn, may reduce the demand for thermal coal; and

•
Metallurgical coal demand: may be impacted adversely by economic downturns resulting in decreased demand for steel and an overall decline in steel production. A decline in blast furnace production of steel may reduce the demand for furnace coke, an intermediate product made from metallurgical coal. Decreased demand for metallurgical coal also may result from increased steel industry utilization of processes that do not use, or reduce the need for, furnace coke, such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas.

CMT is impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, influence our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility.
Additionally, fluctuations in the market price of coal can greatly affect production rates and investments by third-parties in the development of new and existing coal reserves. Mining activity may decrease as spot coal prices decrease. We have no control over the level of mining activity by coal producers, which may be affected by prevailing and projected coal prices, demand for hydrocarbons, the level of coal reserves, geological considerations, governmental regulation and the availability and cost of capital. A material decrease in coal mining production in the areas of operation for our logistics business, whether as a result of depressed commodity prices or otherwise, could result in a decline in the volume of coal processed through our logistics facilities, which would reduce our revenues and operating income.
Decreased demand for thermal or metallurgical coals, and extended or substantial price declines for coal could adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. The cash flows associated with our logistics business may decline unless we are able to secure new volumes of coal by attracting additional customers to these operations. Future growth and profitability of our logistics business segment will depend, in part, upon whether we can contract for additional coal and other bulk commodity volumes at a rate greater than that of any decline in volumes from existing customers. Accordingly, decreased demand for coal, or other bulk commodities, or a decrease in the market price of coal, or other bulk commodities, could have a material adverse effect on the results of operations or financial condition of our logistics business.
The geographic location of the Convent Marine Terminal could expose us to potential significant liabilities, including operational hazards and unforeseen business interruptions, that could substantially and adversely affect our future financial performance.
CMT is located in the Gulf Coast region, and its operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, which have historically impacted the region with some regularity. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

Risks Inherent in an Investment in Us
We may not generate sufficient earnings from operations to enable us to pay the minimum quarterly distribution to unitholders.
We may not have sufficient earnings each quarter to support a decision to pay the full amount of our minimum quarterly distribution of $0.4125 per unit, or $1.65 per unit per year. The amount we decide to distribute on our common units depends upon our liquidity and other considerations, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

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

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking operations and/or our logistics business, and in the operations of our major customers, business partners and/or suppliers;

•	the cost of environmental remediation projects at our cokemaking operations and our logistics facilities;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality requirements in our coke sales agreements;

•	our ability to enter into new, or renew existing, long-term agreements for the supply of coke to domestic steel producers under terms similar to, or more favorable than, those currently in place;

•	our ability to enter into new, or renew existing, agreements for the sale of steam and electricity generated by our facilities under terms similar to, or more favorable than, those currently in place;

•
our ability to enter into new, or renew existing, agreements for coal handling, mixing, storage, terminalling, transloading and/or transportation services at our logistics facilities, under terms similar to, or more favorable than, those currently in place;

•
changes in the marketplace that may adversely affect the supply of, and demand for, our coke and/or our logistics services, including increased exports of coke from other countries and increasing competition from alternative steelmaking and cokemaking technologies that have the potential to reduce or eliminate the use of coke;

•	our relationships with, and other conditions affecting, our customers and/or suppliers;

•	changes in levels of production, production capacity, pricing and/or margins for coke and/or coal;

•	our ability to secure new coal supply and/or logistics agreements or to renew existing agreements;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of nonperformance by our suppliers;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•	cost of labor and other risks related to employees and workplace safety;

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
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders initially will be unable to remove our general partner without its consent because our general partner and its affiliates will own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common units is required to remove our general partner. Our sponsor currently owns an aggregate of 59.9 percent of our outstanding units.

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
If, notwithstanding our confidence regarding our eligibility to use the transition period based on our belief and a legal opinion from outside counsel, the IRS were to challenge our eligibility to qualify for the transition period or our position that we have satisfied the Qualifying Income Exception from the time of its IPO, we would vigorously disagree with such a challenge, although we can provide no assurance of our likelihood of, or costs associated with, prevailing. For more information, see “Management’s Discussion and Analysis-Final Regulations.”
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits recognized by us would flow through to you. Because a tax would be imposed upon us as a corporation, our after tax earnings and therefore our ability to distribute cash to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered such substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
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
A substantial portion of the amount realized from your sale of our units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture.  Thus, you may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than your adjusted basis in the units.  Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year.  In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business.  As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
The Tax Cuts and Jobs Act (“Tax Legislation”) imposes a withholding obligation of 10 percent of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-U.S. unitholders should consult a tax advisor before investing in our common units
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our earnings and therefore our ability to distribute cash to you.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
In addition to federal income taxes, you will likely be subject to other taxes in the states in which we own assets and conduct business, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in in Louisiana, Ohio, Illinois, Indiana, Virginia, and West Virginia. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We own the following real property:

•	Approximately 400 acres in Franklin Furnace (Scioto County), Ohio, at and around the area where the Haverhill cokemaking facility (both first and second phases) is located.

•	Approximately 250 acres in Middletown (Butler County), Ohio near AK Steel’s Middletown Works facility, on which the Middletown cokemaking facility is located.

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

•	Approximately 180 acres in Ceredo (Wayne County), West Virginia on which KRT has two terminals for its mixing and/or handling services along the Ohio and Big Sandy Rivers.

•	Approximately 174 acres in Convent (St. James Parish), Louisiana, on which CMT is located.
We lease the following real property:

•
Approximately 45 acres of land located in East Chicago (Lake County), Indiana, through a sublease from SunCoke to Lake Terminal for the coal handling and mixing facilities that service SunCoke's Indiana Harbor cokemaking facility. The leased property is inside ArcelorMittal’s Indiana Harbor Works facility and is part of an enterprise zone.

•	Approximately 25 acres in Belle (Kanawha County), West Virginia on which KRT has a terminal for its mixing and/or handling services along the Kanawha River.

Item 3.	Legal Proceedings
The information presented in Note 13 to our combined and consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at December 31, 2017.

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
Market for the Partnership’s Common Equity
The Partnership's common units, representing limited partnership interests, have been trading under the trading symbol “SXCP” on the New York Stock Exchange since January 18, 2013. At the close of business on February 9, 2018, there were four holders of record of the Partnership’s common units, including Sun Coal & Coke LLC, which owns 100 percent of our general partner and holds 28,393,062 of our common units. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
The high and low closing sales price ranges (composite transactions) and distributions declared by quarter for 2017 and 2016 were as follows:

	2017			2016
	High	Low	Distributions Earned(1)	High	Low	Distributions Earned(2)
First Quarter	$20.70	$13.50	$0.59400	$9.16	$5.29	$0.59400
Second Quarter	$18.00	$14.60	$0.59400	$12.61	$6.97	$0.59400
Third Quarter	$19.00	$15.90	$0.59400	$15.75	$10.97	$0.59400
Fourth Quarter	$18.32	$16.30	$0.59400	$21.95	$14.76	$0.59400

(1)	Distributions were declared in April 2017, July 2017, October 2017 and January 2018 and were or will be paid on or around the first day of June 2017, September 2017, December 2017 and March 2018.

(2)	Distributions were declared in April 2016, July 2016, October 2016 and January 2017 and were paid on or around the first day of June 2016, September 2016, December 2016 and March 2017.
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
The Partnership's Distribution Policy
The Partnership distributes available cash on or about the first day of each of March, June, September and December to the holders of record of common units on or about the 15th day of each such month. Available cash is generally all cash on hand, less reserves established by the general partner in its discretion. Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate for the proper conduct of Partnership’s business.
The Partnership intends to make quarterly distributions, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner. Our general partner's board of directors will evaluate the appropriate level of cash distributions on a quarterly basis. There is no guarantee that the Partnership will pay a quarterly distribution on the common units in any quarter. Additionally, the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under the credit facility or the senior notes. See Note 12 to our combined and consolidated financial statements for further discussion.

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
In connection with the focus on creating greater liquidity to reduce debt at the Partnership, during the first quarter of 2016, SunCoke returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback") as a capital contribution. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms on the $1.4 million IDR cash distribution, which was repaid in 2017.
Market Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. At December 31, 2017, there was $37.2 million available under the authorized unit repurchase program. There were no unit repurchases during 2017.

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

	Years Ended December 31,
	2017(1)	2016(1)	2015(1)	2014	2013
	(Dollars in millions, except per unit amounts)
Operating Results:
Total revenues	$845.6	$779.7	$838.5	$873.0	$931.7
Operating income	$142.8	$146.1	$137.2	$135.1	$141.4
Net (loss) income(2)	$(17.5)	$121.4	$92.2	$87.5	$124.2
Net (loss) income attributable to SunCoke Energy Partners, L.P.(2)(3)	$(18.1)	$119.1	$85.4	$56.0	$58.6
Net (loss) income per common unit (basic and diluted)	$(0.54)	$2.07	$1.92	$1.58	$1.81
Net income per subordinated unit (basic and diluted)(4)	$—	$—	$1.71	$1.43	$1.81
Distributions declared per unit	$2.3760	$2.3760	$2.2888	$2.0175	$1.1621
Balance Sheet Data (at period end):
Total assets	$1,641.4	$1,696.0	$1,768.9	$1,417.0	$1,409.3
Long-term debt	$818.4	$805.7	$894.5	$399.0	$143.2

(1)
The results of CMT have been included in the combined and consolidated financial statements since it was acquired on August 12, 2015. CMT added combined assets of $394.6 million, $411.7 million and $426.1 million at December 31, 2017, 2016 and 2015 respectively. During 2017, 2016 and 2015, CMT contributed revenues of $71.1 million, $62.7 million and $28.6 million, as well as operating income of $42.3 million, $46.5 million and $18.4 million, respectively.

(2)
In 2017, as a result of the Final Regulations on qualifying income and the new Tax Legislation, the Partnership recorded deferred income tax expense, net of $79.8 million. See Note 7 in the notes to the combined and consolidated financial statements.

(3)
On January 13, 2015 and on August 12, 2015 the Partnership acquired ownership interests in SunCoke's Granite City cokemaking facility of 75 percent and 23 percent, respectively. Additionally, on May 9, 2014, the Partnership acquired additional ownership interests in each of SunCoke's Haverhill and Middletown cokemaking facilities of 33 percent.

(4)
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item and Note 16 to our combined and consolidated financial statements.
The combined and consolidated financial statements pertain to the operations of the Partnership and the operations of Gateway Energy and Coke Company, LLC ("Granite City"), which we acquired in 2015, as Granite City and the Partnership were under common control for all periods presented. The transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior year periods were recast to furnish comparative information.
Our MD&A is provided in addition to the accompanying combined and consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our results of operation include reference to our business operations and market conditions, which are further described in Part I of this document.
2017 Overview
Our consolidated results of operations were as follows:

Year Ended December 31,
2017
(Dollars in millions)
Net (loss) income attributable to SunCoke Energy Partners, L.P.	$(18.1)
Net cash provided by operating activities	$136.7
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$221.3
During 2017, the Partnership successfully delivered against the majority of our key objectives:

•
Achieved financial objectives. We delivered Adjusted EBITDA attributable to SunCoke Energy Partners, L.P. of $221.3 million, above our guidance range of $210 million to $220 million, and generated $136.7 million of operating cash flow, within our guidance of between $130 million and $150 million. Domestic Coke contributed Adjusted EBITDA of $170.3 million, which exceeded of our guidance range of $163 million to $168 million. Logistics delivered Adjusted EBITDA of $69.7 million, within our guidance range of $67 million to $72 million, reflecting the highest annual volumes in CMT’s history.

•
Refinanced our overall capital structure. We refinanced our senior note obligations and extended our revolver maturity by more than 4 years to nearly 7 years remaining. Our current capital structure now provides us with significant flexibility to execute our growth, operating and capital allocation priorities going forward.

•
Expanded Logistics customer and product mix. We secured new volumes at CMT, expanding into aggregates (crushed stone) and petroleum coke, which contributed $1.5 million of Adjusted EBITDA. We also secured barge unloading capabilities at CMT, which provide the terminal with the ability to transload and mix a significantly broader variety of materials.

Our Focus and Outlook for 2018
During 2018, our primary focus will be to:

•
Accomplish our 2018 financial objectives. We expect to deliver Adjusted EBITDA attributable to the Partnership of between $215 million and $225 million and operating cash flow of between $145 million and $160 million. Solid ongoing operations across the Domestic Coke fleet is expected to drive Adjusted EBITDA of approximately $164 million to $169 million. Logistics is expected to continue to grow and to deliver Adjusted EBITDA of approximately $70 million to $75 million.

•
Deliver operational excellence and optimize our asset base. We will continue to working with new and existing customers to fully utilize our existing cokemaking and logistics capacity. We plan to leverage CMT's capabilities to diversify its customer base and product mix to secure new business, which we expect will contribute to our plan of securing an additional $5 million to $10 million of Adjusted EBITDA in the next two years. We also remain committed to maintaining a safe work environment and expect to substantially complete the Granite City gas sharing environmental remediation project.

Items Impacting Comparability

•
Debt Activities. During 2017, the Partnership refinanced its debt obligations and amended and restated the Partnership Revolver, resulting in a loss on extinguishment of debt on the Combined and Consolidated Statement of Operations of $20.0 million. See further discussion of these activities in Note 12 to our combined and consolidated financial statements and discussion in "Liquidity and Capital Resources."

During 2016 and 2015, the Partnership de-levered its balance sheet by repurchasing $89.5 million and $47.5 million face value 2020 Partnership Notes, resulting in gains on debt extinguishment of $25.0 million and $12.1 million on the Combined and Consolidated Statement of Operations during 2016 and 2015, respectively. Additionally, during 2015, we acquired a 98 percent interest in Granite City. In connection with the related financing, we incurred a loss on extinguishment of debt of $11.4 million in 2015.
As a result of the above debt activities, weighted average debt balances during 2017, 2016 and 2015 were $840.8 million, $843.1 million and $722.0 million, respectively, and interest expense, net was $56.4 million, $47.7 million and $48.2 million, respectively. The increase in interest expense, net in 2017 as compared to 2016 was driven by higher interest rates as a result of the Partnership's debt refinancing activities as well as lower capitalized interest. The decrease in interest expense, net in 2016 as compared to 2015 was the result of favorable interest rates on new debt as compared to rates on debt repurchased, partially offset by interest on higher average debt balances.

•	Tax Rulings.

◦
IRS Final Regulations on Qualifying Income. In January 2017, the IRS announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. As a result of the qualifying income exception discussed above, the Partnership recorded deferred income tax expense of $148.6 million related to the future tax obligation expected to be owed for the projected book to tax differences at the end of the 10-year transition period.

◦
Tax Legislation. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax structure, including lowering corporate income tax rates. As a result, the Partnership recorded an income tax benefit of $68.8 million for the remeasurement of its U.S. deferred income tax liabilities, reversing a portion of the deferred income tax expense recorded from the Final Regulations in the first quarter of 2017. The net impact of the Final Regulations and Tax Legislation, resulted in $79.8 million of deferred income tax expense, net during 2017.

•Convent Marine Terminal Acquisition. Comparability between periods was impacted by the acquisition of CMT on August 12, 2015. CMT results in periods presented were as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Sales and other operating revenue	$71.1	$62.7	$28.6
Cost of products sold and operating expenses(1)	11.9	1.3	4.7
Depreciation and amortization expense	16.8	14.8	5.4
Adjusted EBITDA	57.4	50.5	20.6

(1)	Includes $1.7 million and $10.1 million of favorable fair value adjustments to our contingent consideration liability in 2017 and 2016, respectively.
Consolidated Results of Operations
The following section includes analysis of consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. See "Analysis of Segment Results" later in this section for further details of these results.

	Years Ended December 31,			Increase (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Revenues
Sales and other operating revenue	$845.6	$779.7	$838.5	$65.9	$(58.8)
Costs and operating expenses
Cost of products sold and operating expenses	586.7	517.2	599.6	69.5	(82.4)
Selling, general and administrative expenses	32.5	38.7	34.3	(6.2)	4.4
Depreciation and amortization expense	83.6	77.7	67.4	5.9	10.3
Total costs and operating expenses	702.8	633.6	701.3	69.2	(67.7)
Operating income	142.8	146.1	137.2	(3.3)	8.9
Interest expense, net(1)	56.4	47.7	48.2	8.7	(0.5)
Loss (gain) on extinguishment of debt, net(1)	20.0	(25.0)	(0.7)	45.0	(24.3)
Income before income tax expense (benefit)	66.4	123.4	89.7	(57.0)	33.7
Income tax expense (benefit)(1)	83.9	2.0	(2.5)	81.9	4.5
Net (loss) income	$(17.5)	$121.4	$92.2	$(138.9)	$29.2
Less: Net income attributable to noncontrolling interests	0.6	2.3	6.2	(1.7)	(3.9)
Net (loss) income attributable to SunCoke Energy Partners, L.P. / Previous Owner	$(18.1)	$119.1	$86.0	$(137.2)	$33.1
Less: Net income attributable to Previous Owner	—	—	0.6	—	(0.6)
Net (loss) income attributable to SunCoke Energy Partners, L.P.	$(18.1)	$119.1	$85.4	$(137.2)	$33.7

(1)	See year-over-year changes described in "Items Impacting Comparability."
Sales and Other Operating Revenue. The increase in sales and other operating revenue in 2017 as compared to 2016 was primarily due to the pass-through of higher coal prices in our Domestic Coke segment as well as higher sales volumes in our Logistics segment. The decrease in sales and other operating revenues in 2016 primarily reflects the pass-through of lower coal prices in our Domestic Coke segment as well as lower sales volumes in both our Domestic Coke and Logistics segments, excluding the contributions of CMT. These decreases in 2016 were partly offset by a full-year of contributions from CMT, increasing sales and other operating revenue $34.1 million as compared to 2015.

Cost of Products Sold and Operating Expenses. The increase in cost of products sold and operating expense in 2017 as compared to 2016 was primarily due to higher coal costs associated with higher coal prices in our Domestic Coke segment. The decrease in cost of products sold and operating expense in 2016 as compared to 2015 was primarily due to the result of lower coal costs in our Domestic Coke segment. Adjustments to our contingent consideration liability decreased cost of products sold and operating expenses by $1.7 million and $10.1 million in 2017 and 2016, respectively. See Note 15 to our combined and consolidated financial statements.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expense in 2017 as compared to 2016 was driven by lower professional services and the absence of unfavorable mark-to-market adjustments on deferred compensation driven by changes in the Partnership's unit price recorded in 2016. The increase in selling, general and administrative expense in 2016 as compared to 2015 was driven by a higher allocation of costs from SunCoke with the acquisition of CMT as well as a $1.5 million impact of unfavorable mark-to-market adjustments on deferred compensation driven by changes in the Partnership's unit price. These impacts were partially offset by lower spending on professional services of $1.2 million.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense during 2017 was impacted by depreciation expense on the new ship loader at CMT and certain environmental remediation assets at our Haverhill cokemaking facility, both placed in service during the fourth quarter of 2016. The increase in depreciation and amortization expense in 2016 was driven by the depreciation of CMT assets of $14.8 million in 2016 compared to depreciation expense of $5.4 million in 2015, as CMT was acquired in August 2015.
Noncontrolling Interest. Net income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. The decrease in noncontrolling interest in 2017 as compared to 2016 was primarily due to the net impact of the IRS Final Regulations and Tax Legislation attributable to SunCoke's retained ownership interest in our cokemaking facilities. The decrease in noncontrolling interest in 2016 as compared to 2015 was the result of the Partnership's increased ownership interest in its Granite City facility in August 2015.
Net Income Attributable to Previous Owner. Net income attributable to Previous Owner reflects our Granite City facility's net income for periods prior to the initial dropdown of ownership interest in Granite City assets in January 2015.
Results of Reportable Business Segments
We report our business results through two segments:

•
Domestic Coke consists of the Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") located in Franklin Furnace, Ohio; Middletown, Ohio; and Granite City, Illinois, respectively.

•
Logistics consists of our Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal") handling and/or mixing services in Convent, Louisiana; Ceredo and Belle, West Virginia; and East Chicago, Indiana, respectively. Lake Terminal is located adjacent to SunCoke's Indiana Harbor cokemaking facility.

The operations of our Domestic Coke and Logistics segments are described in Part I of this document.
Corporate and other expenses that can be identified with a segment have been included as deductions in determining operating results of our business segments and the remaining expenses have been included in Corporate and Other.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity and uses it as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” near the end of this Item and Note 16 to our combined and consolidated financial statements.

Segment Operating Data
The following tables set forth financial and operating data by segment for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Increase (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$739.7	$681.8	$763.8	$57.9	$(82.0)
Logistics	105.9	97.9	74.7	8.0	23.2
Logistics intersegment sales	6.5	6.1	6.5	0.4	(0.4)
Elimination of intersegment sales	(6.5)	(6.1)	(6.5)	(0.4)	0.4
Total	$845.6	$779.7	$838.5	$65.9	$(58.8)
Adjusted EBITDA(1):
Domestic Coke	$170.3	$167.0	$177.1	$3.3	$(10.1)
Logistics	69.7	63.2	38.0	6.5	25.2
Corporate and Other	(15.3)	(17.2)	(13.8)	1.9	(3.4)
Total	$224.7	$213.0	$201.3	$11.7	$11.7
Coke Operating Data:
Domestic Coke capacity utilization (%)	101	101	105	—	(4)
Domestic Coke production volumes (thousands of tons)	2,313	2,334	2,423	(21)	(89)
Domestic Coke sales volumes (thousands of tons)	2,298	2,336	2,409	(38)	(73)
Domestic Coke Adjusted EBITDA per ton(2)	$74.11	$71.49	$73.52	$2.62	$(2.03)
Logistics Operating Data:
Tons handled (thousands of tons)(3)	20,546	17,469	18,864	3,077	(1,395)
CMT take-or-pay shortfall tons (thousands of tons)(4)	2,918	6,076	1,291	(3,158)	4,785

(1)
See Note 16 in our combined and consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the years ended December 31, 2017, 2016 and 2015.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

(4)	Reflects tons billed under take-or-pay contracts where services were not performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue		Adjusted EBITDA
	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Beginning	$681.8	$763.8	$167.0	$177.1
Volumes(1)	(4.3)	(11.4)	3.6	0.2
Coal cost recovery and yields(2)	61.6	(63.7)	0.1	(3.6)
Operating and maintenance costs	0.2	—	(5.5)	1.0
Haverhill turbine failure(3)	0.9	(0.9)	3.5	(3.5)
Energy and other	(0.5)	(6.0)	1.6	(4.2)
Ending	$739.7	$681.8	$170.3	$167.0

(1)	In both 2016 and 2017, volumes were negatively impacted by a decrease in volumes to AK Steel, for which AK Steel provided make whole payments.

(2)	Revenues and the impact of coal-to-coke yields on Adjusted EBITDA move directionally with changes in coal prices, which were increasing in 2017 and decreasing in 2016.

(3)
In October 2016, the Partnership sustained a turbine failure at its Haverhill II facility, the impact of which was partially mitigated by insurance recoveries. The Haverhill II turbine was fully restored in January 2017.

Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue, inclusive of intersegment sales		Adjusted EBITDA
	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Beginning	$104.0	$81.2	$63.2	$38.0
Acquisition of CMT(1)	—	34.1	—	29.9
Transloading volumes(2)	3.2	(10.5)	2.5	(5.6)
Price/margin impact of mix in transloading services(3)	2.4	(1.4)	2.4	—
Operating and maintenance costs and other	2.8	0.6	1.6	0.9
Ending	$112.4	$104.0	$69.7	$63.2

(1)	Comparability between 2016 and 2015 was impacted by the acquisition of CMT on August 12, 2015. Both 2016 and 2017 reflect a full year of CMT results.

(2)
CMT achieved record volumes in 2017, which included $1.0 million of new merchant business. Transloading volumes decreased at KRT and Lake Terminal in both 2016 and 2017, driven by challenging market conditions in both the thermal and metallurgical coal markets.

(3)	The contractual price escalation for transloading services provided to certain customers at CMT in 2017 primarily drove the increase in both revenue and Adjusted EBITDA in 2017 as compared to 2016.

Corporate and Other
2017 compared to 2016
Corporate expenses improved $1.9 million to $15.3 million in 2017 compared to $17.2 million in 2016. The improvement in corporate expenses in 2017 was due to lower spending on professional services and the absence of unfavorable period-over-period mark-to-market adjustments in deferred compensation driven by changes in the Partnership's unit price recorded in 2016.
2016 compared to 2015
Corporate expenses improved $3.4 million to $17.2 million in 2016 compared to $13.8 million in 2015. The improvement in corporate expenses in 2016 reflects a higher allocation of costs from SunCoke as well as a $1.5 million impact of unfavorable mark-to-market adjustments in deferred compensation driven by changes in the Partnership's unit price. These impacts were partially offset by lower spending on professional services of $1.2 million.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the fund of working capital, fund investments, service our debt, pay distributions, maintain cash reserves and replacement of partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2022. As of December 31, 2017, we had $6.6 million of cash and cash equivalents and $153.1 million of borrowing availability under the Partnership Revolver.
Distributions
On January 22, 2018, our Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on March 1, 2018, to unitholders of record on February 15, 2018.
Debt Refinancing
During 2017, the Partnership refinanced its debt obligations and received $693.7 million of proceeds, net of a net discount of $6.3 million, from the issuance of $700.0 million of 7.5 percent 2025 Partnership Notes. The Partnership also increased the Partnership Revolver's capacity to $285.0 million and extended its maturity date to May 2022. In connection with the refinancing and revolver amendments, the Partnership incurred debt issuance costs of $15.9 million.
The Partnership used the proceeds described above to purchase and redeem all of its 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, repay the $50.0 million outstanding on the Partnership Term Loan, repay the $112.6 million outstanding on the Partnership's Promissory Note and reduce the Partnership Revolver outstanding balance by $42.0 million.
As a result of the debt refinancing activities and the timing of these activities, interest expense, net is expected to increase by approximately $5 million in 2018 compared to 2017.
See further discussion of these debt activities in Note 12 to the combined and consolidated financial statements.
Covenants
As of December 31, 2017, the Partnership was in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 12 to the combined and consolidated financial statements for details on debt covenants.
Credit Rating
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

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$136.7	$183.6	$149.4
Net cash used in investing activities	(38.5)	(17.8)	(251.7)
Net cash (used in) provided by financing activities	(133.4)	(172.6)	117.6
Net (decrease) increase in cash and cash equivalents	$(35.2)	$(6.8)	$15.3
Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $46.9 million in 2017 as compared to 2016. The decrease in operating cash flows is primarily driven by the unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, of which approximately $25 million was due to fluctuating coal prices and inventory levels. Further contributing to the unfavorable year-over-year change was the payment of $7.0 million of the deferred corporate allocated costs to SunCoke during the second quarter of 2017, which had been deferred in the prior year period and higher cash interest payments during 2017 as compared to 2016 due primarily to changes in the timing of interest payments as a result of the Partnership refinancing its debt obligations.
Net cash provided by operating activities increased by $34.2 million in 2016 as compared to 2015, primarily due to CMT's net increase in cash provided by operating activities of $35.0 million. Larger decreases to coal inventory levels and coal prices in 2016 as compared to 2015 as well as timing of payments for coal purchases in 2015 provided additional operating cash flow of approximately $10 million in 2016. These increases were partially offset by lower Partnership operating performance, excluding CMT.
Cash Used in Investing Activities
Net cash used in investing activities increased $20.7 million to $38.5 million for the year ended December 31, 2017 compared to 2016. The increase was due to higher capital spending on the environmental remediation project at Granite City during 2017 as compared to 2016, net of the use of restricted cash, which consisted of cash withheld in the acquisition of CMT to fund the ship loader expansion capital project.
Net cash used in investing activities decreased $233.9 million to $17.8 million for the year ended December 31, 2016 as compared to 2015. The decrease is primarily due to the absence of the investing cash outflow of $191.7 million from the acquisition of CMT in 2015. In 2016, the Partnership amended an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group. The cash outflows were a result of capital expenditures, excluding the CMT capital expansion costs, which was funded from restricted cash. The decrease in capital expenditures in 2016 compared to 2015 related to lower spending on the environmental remediation project at Haverhill during 2016.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $133.4 million for the year ended December 31, 2017. In 2017, the Partnership paid distributions to unitholders and noncontrolling interest of $121.9 million. Additionally, during 2017, the Partnership refinanced its debt obligations, for which the Partnership made repayments of debt, net of proceeds, of $11.5 million. See Note 12 to our combined and consolidated financial statements for further discussion of debt activities.
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

•
Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to enable the renewal of a coke sales agreement and/or logistics service agreement and on which we expect to earn a reasonable return.

The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Ongoing capital	$18.2	$15.8	$16.8
Environmental remediation project(1)	19.4	7.8	20.9
Expansion capital(2)	1.4	13.5	4.6
Total	$39.0	$37.1	$42.3

(1)
Includes $1.1 million, $2.7 million and $2.9 million of capitalized interest in connection with the environmental gas sharing projects for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Primarily consists of capital expenditures for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT. Additionally, this includes capitalized interest of $2.3 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively.

In 2018, we expect our capital expenditures to be approximately $61 million, which is comprised of the following:

•	Total ongoing capital expenditures of approximately $25 million;

•	Total capital expenditures on environmental remediation projects of approximately $35 million, including the cash payments for certain work performed in 2017; and

•	Total expansion capital of approximately $1 million in our Logistics segment.
We retained an aggregate of $119 million in proceeds from our IPO and subsequent dropdowns to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. SunCoke and the Partnership anticipate spending approximately $145 million to comply with these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $104 million to date and expects to spend the remaining capital through the first quarter of 2019.

SunCoke will reimburse the Partnership approximately $20 million for the estimated additional spending beyond what has previously been funded.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2017:

		Payment Due Dates
	Total	2018	2018-2019	2020-2021	Thereafter
	(Dollars in millions)
Total borrowings:(1)
Principal	$842.7	$2.6	$10.1	$130.0	$700.0
Interest	416.6	58.5	116.5	112.5	129.1
Operating leases(2)	3.7	1.8	1.9	—	—
Purchase obligations:
Coal(3)	296.2	296.2	—	—	—
Transportation and coal handling(4)	130.9	23.3	34.5	20.8	52.3
Other(5)	7.5	1.7	2.2	1.8	1.8
Total	$1,697.6	$384.1	$165.2	$265.1	$883.2

(1)
At December 31, 2017, debt consists of $700.0 million of 2025 Partnership Notes, $130.0 million of Partnership Revolver, and $12.7 million of Partnership Financing Obligation. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2017.

(2)
Our operating leases include leases for office space, land, locomotives, office equipment and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year.

(3)
Certain coal procurement contracts were not executed at December 31, 2017. We estimate these contracts to be approximately $94 million of additional purchase obligations in 2018 and expect these to be finalized in the first quarter of 2018.

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
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements, which include letters of credit disclosed in Note 12 to the combined and consolidated financial statements as well as operating leases disclosed in Note 13 to the combined and consolidated financial statements. We had outstanding surety bonds with third parties of approximately $1 million as of December 31, 2017 to secure reclamation and other performance commitments. Other than these arrangements, the Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon the combined and consolidated financial statements of SunCoke Energy Partners, L.P., which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Accounting for impairments is subject to significant estimates and assumptions. Although our management bases our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our combined and consolidated financial statements have been prepared at any point in time. Despite these inherent limitations, our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and combined and consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition.
Accounting for Impairments
Goodwill
Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit to below its carrying value. We perform our annual goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
The Logistics reporting unit has $73.5 million of goodwill at December 31, 2017. The step one analysis as of October 1st resulted in the fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeding its carrying value by approximately 25 percent. A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"). Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and a 14 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value.
To the extent changes in factors or circumstances occur that impact our future cash flow projections, such as a loss of either Murray or Foresight as customers, significant reductions in volume or pricing beyond our existing contract term or lower incremental merchant business, future assessments of goodwill and intangible assets may result in material impairment charges.
Finite-Lived Intangible and Long-Lived Assets
Intangible assets are primarily comprised of customer contracts, customer relationships, and permits. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed.
Finite-lived intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A finite-lived intangible and long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2017, 2016 and 2015.
Recent Accounting Standards
See Note 2 to the combined and consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 16 in our combined and consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for 2017, 2016 and 2015.
Below are reconciliations of 2018 estimated Adjusted EBITDA from its closest GAAP measures:

	2018
	Low	High
	(Dollars in millions)
Net Income	$68	$83
Add:
Depreciation and amortization expense	88	83
Interest expense	60	60
Income tax expense	2	3
Adjusted EBITDA	$218	$229
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	3	4
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$215	$225

	2018
	Low	High
	(Dollars in millions)
Net cash provided by operating activities	$145	$160
Add:
Cash interest paid	60	60
Cash income taxes paid	2	3
Changes in working capital and other	11	6
Adjusted EBITDA	$218	$229
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	3	4
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$215	$225

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, depreciation and amortization.

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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Annual Report on Form 10-K. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our logistics business, including the supply and demand for thermal and metallurgical coals;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	our dependence on, relationships with, and other conditions affecting, our suppliers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the coal market, in the carbon steel industry, and other industries in which our customers and/or suppliers operate;

•	our ability to repair aging coke ovens to maintain operational performance;

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

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with applicable federal, state or local laws and regulations, including, but not limited to, those relating to environmental matters;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking and/or logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials or regulated media (including equipment malfunction, explosions, fires, spills, impoundment failure and the effects of severe weather conditions);

•	effects of adverse events relating to the business or commercial operations of our customers and/or suppliers;

•
disruption in our information technology infrastructure and/or loss of our ability to securely store, maintain, or transmit data due to security breach by hackers, employee error or malfeasance, terrorist attack, power loss, telecommunications failure or other events;

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	receipt of required permits and other regulatory approvals and compliance with contractual obligations in connection with our cokemaking and /or logistics operations;

•	risks related to environmental compliance;

•	claims of noncompliance with any statutory or regulatory requirements;

•	the accuracy of our estimates of any necessary reclamation and/or remediation activities;

•
proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, income, or other matters;

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
The provisions of our coke sales agreements require us to meet minimum production levels and generally require us to secure replacement coke supplies at the prevailing market price if we do not meet contractual minimum volumes. Because market prices for coke are generally highly correlated to market prices for metallurgical coal, to the extent any of our facilities are unable to produce their contractual minimum volumes, we are subject to market risk related to the procurement of replacement supplies.
Interest Rates
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The daily average outstanding balance on borrowings with variable interest rates was $184.3 million and $229.6 million during the years ended December 31, 2017 and 2016, respectively. Assuming a 50 basis point change in LIBOR, interest expense would have been impacted by $0.9 million and $1.1 million in 2017 and 2016, respectively. At December 31, 2017, we had outstanding borrowings with variable interest rates of $130.0 million under the Partnership Revolver and the Partnership Term Loan.
At December 31, 2017 and 2016, we had cash and cash equivalents of $6.6 million and $41.8 million, respectively, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.1 million for both the years ended December 31, 2017 and 2016.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
SunCoke Energy Partners L.P.:
Opinion on the Combined and Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SunCoke Energy Partners, L.P., and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related combined and consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “combined and consolidated financial statements”). In our opinion, the combined and consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These combined and consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined and consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the combined and consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined and consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined and consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Partnership’s auditor since 2015.
Chicago, Illinois
February 15, 2018

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$845.6	$779.7	$838.5
Costs and operating expenses
Cost of products sold and operating expenses	586.7	517.2	599.6
Selling, general and administrative expenses	32.5	38.7	34.3
Depreciation and amortization expense	83.6	77.7	67.4
Total costs and operating expenses	702.8	633.6	701.3
Operating income	142.8	146.1	137.2
Interest expense, net	56.4	47.7	48.2
Loss (gain) on extinguishment of debt, net	20.0	(25.0)	(0.7)
Income before income tax expense (benefit)	66.4	123.4	89.7
Income tax expense (benefit)	83.9	2.0	(2.5)
Net (loss) income	(17.5)	121.4	92.2
Less: Net income attributable to noncontrolling interests	0.6	2.3	6.2
Net (loss) income attributable to SunCoke Energy Partners, L.P. / Previous Owner	(18.1)	119.1	86.0
Less: Net income attributable to Previous Owner	—	—	0.6
Net (loss) income attributable to SunCoke Energy Partners, L.P.	$(18.1)	$119.1	$85.4

General partner's interest in net (loss) income	$7.1	$23.6	$8.6
Limited partners' interest in net (loss) income	$(25.2)	$95.5	$77.4
Net (loss) income per common unit (basic and diluted)	$(0.54)	$2.07	$1.92
Net income per subordinated unit (basic and diluted)	$—	$—	$1.71
Weighted average common units outstanding (basic and diluted)	46.2	46.2	26.2
Weighted average subordinated units outstanding (basic and diluted)	—	—	15.7

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	December 31,
	2017	2016
	(Dollars in millions)
Assets
Cash and cash equivalents	$6.6	$41.8
Receivables	42.2	39.7
Receivables from affiliates, net	5.7	—
Inventories	79.4	66.9
Other current assets	1.9	1.6
Total current assets	135.8	150.0
Properties, plants and equipment (net of accumulated depreciation of $423.1million, and $352.6 million at December 31, 2017 and 2016, respectively)	1,265.6	1,294.9
Goodwill	73.5	73.5
Other intangible assets	166.2	176.7
Deferred charges and other assets	0.3	0.9
Total assets	$1,641.4	$1,696.0
Liabilities and Equity
Accounts payable	$54.9	$47.0
Accrued liabilities	14.6	11.7
Deferred revenue	1.7	2.5
Payable to affiliate, net	—	4.7
Current portion of long-term debt and financing obligation	2.6	4.9
Interest payable	4.0	14.7
Total current liabilities	77.8	85.5
Long-term debt and financing obligation	818.4	805.7
Deferred income taxes	119.2	37.9
Other deferred credits and liabilities	10.1	13.2
Total liabilities	1,025.5	942.3
Equity
Held by public:
Common units 17,958,420, and 20,800,181 units issued at December 31, 2017 and 2016, respectively)	207.0	296.9
Held by parent:
Common units 28,268,728 and 25,415,696 units issued at December 31, 2017 and 2016, respectively)	365.4	410.3
General partner's interest	31.2	32.1
Partners’ capital attributable to SunCoke Energy Partners, L.P.	603.6	739.3
Noncontrolling interest	12.3	14.4
Total equity	615.9	753.7
Total liabilities and equity	$1,641.4	$1,696.0
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(17.5)	$121.4	$92.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	83.6	77.7	67.4
Deferred income tax expense (benefit)	81.3	(0.1)	(2.5)
Loss (gain) on extinguishment of debt, net	20.0	(25.0)	(0.7)
Changes in working capital pertaining to operating activities (net of the effects of acquisition):
Receivables	(2.5)	0.3	(8.6)
Receivables/payables from affiliate, net	(9.0)	4.7	3.3
Inventories	(12.5)	10.2	15.0
Accounts payable	3.1	2.3	(12.1)
Accrued liabilities	2.7	0.5	(1.0)
Deferred revenue	(0.8)	0.4	(4.4)
Interest payable	(10.7)	(2.8)	0.5
Other	(1.0)	(6.0)	0.3
Net cash provided by operating activities	136.7	183.6	149.4
Cash Flows from Investing Activities:
Capital expenditures	(39.0)	(37.1)	(42.3)
Decrease (increase) in restricted cash	0.5	17.2	(17.7)
Acquisitions of business, net of cash received	—	—	(191.7)
Other investing activities	—	2.1	—
Net cash used in investing activities	(38.5)	(17.8)	(251.7)
Cash Flows from Financing Activities:
Proceeds from issuance of common units, net of offering costs	—	—	30.0
Proceeds from issuance of long-term debt	693.7	—	260.8
Repayment of long-term debt	(644.9)	(66.1)	(231.3)
Debt issuance costs	(15.8)	(0.2)	(5.3)
Proceeds from revolving credit facility	350.0	28.0	232.0
Repayment of revolving credit facility	(392.0)	(38.0)	(50.0)
Proceeds from financing obligation	—	16.2	—
Repayment of financing obligation	(2.5)	(1.0)	—
Distributions to unitholders (public and parent)	(119.2)	(116.4)	(104.5)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(2.7)	(3.5)	(3.6)
Common public unit repurchases	—	—	(12.8)
Capital contribution from SunCoke Energy Partners GP LLC	—	8.4	2.3
Net cash (used in) provided by financing activities	(133.4)	(172.6)	117.6
Net (decrease) increase in cash and cash equivalents	(35.2)	(6.8)	15.3
Cash and cash equivalents at beginning of year	41.8	48.6	33.3
Cash and cash equivalents at end of year	$6.6	$41.8	$48.6
Supplemental Disclosure of Cash Flow Information
Interest paid	$65.6	$54.0	$49.8
Income taxes paid	$1.4	$1.5	$0.8
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Combined and Consolidated Statements of Equity

		Partnership
	Previous Owner/Parent net equity	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Non- controlling Interest	Total
	(Dollars in millions)
At December 31, 2014	$349.8	$239.1	$113.8	$203.7	$9.2	$11.1	$926.7
Net income	0.6	34.0	14.9	28.5	8.0	6.2	92.2
Distribution to unitholders, net of unit issuances	—	(43.3)	(19.0)	(36.1)	(6.1)	—	(104.5)
Distribution to noncontrolling interest	—	—	—	—	—	(3.6)	(3.6)
Unit repurchases	—	(12.8)	—	—	—	—	(12.8)
Issuance of units	—	75.0	98.0	—	3.7	—	176.7
Adjustments to equity for the acquisition of an interest in Granite City	—	(106.7)	(44.6)	(94.4)	(5.1)	—	(250.8)
Allocation of parent net equity in Granite City to SunCoke Energy Partners, L.P.	(271.5)	114.7	47.9	101.6	5.4	1.9	—
Granite City net assets not assumed by SunCoke Energy Partners, L.P.	(78.9)	—	—	—	—	—	(78.9)
At December 31, 2015	$—	$300.0	$211.0	$203.3	$15.1	$15.6	$745.0
Net income	—	46.1	49.4	—	23.6	2.3	121.4
Conversion of subordinated units to common units	—	—	203.3	(203.3)	—	—	—
Distribution to unitholders, net of unit issuances	—	(49.2)	(60.4)	—	(8.0)	—	(117.6)
Distribution to noncontrolling interest	—	—	—	—	—	(3.5)	(3.5)
Capital contribution from SunCoke	—	—	7.0	—	1.4	—	8.4
At December 31, 2016	$—	$296.9	$410.3	$—	$32.1	$14.4	$753.7
Net (loss) income	—	(13.5)	(11.7)	—	7.1	0.6	(17.5)
Distribution to unitholders, net of unit issuances	—	(46.8)	(62.8)	—	(8.0)	—	(117.6)
SunCoke's purchase of public units	—	(29.6)	29.6	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	(2.7)	(2.7)
At December 31, 2017	$—	$207.0	$365.4	$—	$31.2	$12.3	$615.9
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to Combined and Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership," "we," "our" and "us"), primarily produces coke used in the blast furnace production of steel. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke.  We also provide handling and/or mixing services of coal and other aggregates at our logistics terminals.
At December 31, 2017, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") and SunCoke Energy, Inc. ("SunCoke") owned the remaining 2 percent interest in each of Haverhill, Middletown, and Granite City. The Partnership also owns a 100 percent interest in all of its logistics terminals. Through its subsidiary, SunCoke owned a 59.9 percent limited partnership interest in us and indirectly owned and controls our general partner, which holds a 2 percent general partner interest in us and all of our incentive distribution rights ("IDRs").
Our cokemaking ovens have collective capacity to produce 2.3 million tons of coke annually and utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which seeks to repurpose the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the United States ("U.S.") in approximately 30 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We provide steam pursuant to steam supply and purchase agreements with our customers. Electricity is sold into the regional power market or pursuant to energy sales agreements.
Our logistics business provides coal handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal mining customers. The logistics business has terminals in Indiana, West Virginia, and Louisiana with the collective capacity to mix and/or transload more than 40 million tons of coal annually and has total storage capacity of approximately 3 million tons.
We were organized in Delaware in 2012 and are headquartered in Lisle, Illinois. We became a publicly-traded partnership in 2013, and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Consolidation and Basis of Presentation
The combined and consolidated financial statements of the Partnership and its subsidiaries were prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and include the assets, liabilities, revenues and expenses of the Partnership and all subsidiaries where we have a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Net income attributable to noncontrolling interest represents SunCoke's respective ownership interest in Haverhill, Middletown and Granite City during years ended December 31, 2017, 2016 and 2015.
During 2015, we acquired a 98 percent interest in Granite City, 75 percent of which was acquired on January 13, 2015 ("Granite City Dropdown") and 23 percent of which was acquired on August 12, 2015 ("Granite City Supplemental Dropdown"). The Granite City Dropdown was a transfer of businesses between entities under common control. Accordingly, our historical financial information has been retrospectively adjusted to include the historical consolidated results and financial position of the Partnership combined with SunCoke’s historical results and financial position of Granite City, (the “Previous Owner”), after the elimination of all intercompany accounts and transactions. The Granite City historical results before the Granite City Dropdown are referred to as income attributable to Previous Owner on the Combined and Consolidated Statements of Operations. The Granite City Dropdown did not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the combined and consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.
Revenue Recognition
The Partnership sells coke as well as steam and electricity and also provides mixing and handling services of coal and other aggregates. Revenues related to the sale of products are recognized when title passes, generally when products are shipped or delivered in accordance with the terms of the respective sales agreements. Service revenues are recognized when services are provided as defined by customer contracts. Revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured.
Substantially all of the coke produced by the Partnership is sold pursuant to long-term contracts with its customers. The Partnership evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Partnership when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Partnership for these contingent rentals represents less than 10 percent of sales and other operating revenues for each of the years ended December 31, 2017, 2016 and 2015.
The Partnership receives payment for shortfall obligations on certain logistics take-or-pay contracts. The payments in excess of service performed is recorded in deferred revenue on the Consolidated Balance Sheets. Deferred revenue on take-or-pay contracts is generally billed quarterly and recognized as income at the earlier of when service is provided or annually based on the terms of the contract.
Cash Equivalents
The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market investments.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method, except for the Partnership’s materials and supplies inventory, which are determined using the average-cost method. The Partnership utilizes the selling prices under its long-term coke supply contracts to record lower of cost or net realizable value inventory adjustments.
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 25 to 30 years. Logistics plant and equipment are generally depreciated over 15 to 35 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately in the Combined and Consolidated Statements of Operations. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Partnership capitalized interest of $1.1 million, $5.0 million and $3.7 million in 2017, 2016 and 2015, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs, incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2017, 2016 and 2015.
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. The Partnership performs its annual goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. The Partnership would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
Intangible assets are primarily comprised of permits, customer contracts and customer relationships. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs.
There were no impairments of goodwill or other intangible assets during the periods presented. See Note 10 for further discussion on the Logistics goodwill impairment test.
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over its remaining estimated useful life. At December 31, 2017 and 2016, Granite City had asset retirement obligations of $6.5 million and $6.1 million, respectively, primarily related to costs associated with restoring land to its original state, which are included in other deferred credits and liabilities on the Consolidated Balance Sheets.
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses and are generally passed through to our customers.
Income Taxes
Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. See Note 7 for discussion of the impacts of the Tax Cuts and Jobs Act (“Tax Legislation”), which was enacted on December 22, 2017.
The Partnership recognizes uncertain tax positions in its financial statements when minimum recognition threshold and measurement attributes are met in accordance with current accounting guidance. There were no uncertain tax positions at December 31, 2017, and 2016. See Note 7.
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
Recently Issued Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption was permitted on a limited basis. We have substantially completed our analysis of the new standard and do not expect a material change in our revenue recognition model on an annual basis. Deferred revenue at CMT may be recognized on a more accelerated basis during quarterly periods within the year based on facts and circumstances considered at each quarter under the new guidance. The Partnership will adopt this standard on January 1, 2018 using the modified retrospective method.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. While we are still evaluating the impact of adopting this standard, we expect that upon adoption the right-of-use assets and lease liabilities, such as various plant equipment rentals and the lease of our corporate office space, will increase the reported assets and liabilities on our Consolidated Balance Sheets. We are currently evaluating technology tools to assist with the accounting and reporting requirements of this standard. The Partnership expects to adopt this standard on January 1, 2019 and is currently evaluating our transition method options.
Labor Concentrations
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. Our operating subsidiaries had approximately 565 employees at December 31, 2017. Approximately 41 percent of our operating subsidiaries' employees are represented by the United Steelworkers union. Additionally, approximately 4 percent are represented by the International Union of Operating Engineers. In 2017, we reached a new three-year agreement for our Granite City location, which will expire on August 31, 2020.
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
The results of CMT have been included in the combined and consolidated financial statements since the date of acquisition and are included in the Logistics segment. CMT contributed revenues of $71.1 million, $62.7 million and $28.6 million and operating income of $42.3 million, $46.5 million and $18.4 million during 2017, 2016 and 2015, respectively.
The following combined and consolidated results of operations were prepared using historical financial information of CMT and assumes that the acquisition of CMT occurred on January 1, 2015:

	Years Ended December 31,
	2017	2016	2015
	(Audited)		(Unaudited pro forma)
	(Dollars in millions)
Sales and other operating revenue	$845.6	$779.7	$871.2
Net income	$(17.5)	$121.4	$91.6
Net income per common unit (basic and diluted)	$(0.54)	$2.07	$1.90
Net income per subordinated unit (basic and diluted)	$—	$—	$1.70
The unaudited pro forma combined results of operations reflect historical results adjusted for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, and income tax expense. The pro forma combined results do not include acquisition costs or new contracts. The unaudited pro forma combined and consolidated financial statements are presented for informational purposes only and do not necessarily reflect future results given the timing of new customer contracts, revenue recognition related to take-or-pay shortfalls, and other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of CMT occurred on January 1, 2015 or future results.

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
The table below summarizes the effects of the changes in the Partnership’s ownership interest in Granite City on the Partnership’s equity:

Year Ended December 31, 2015
(Dollars in millions)
Net income attributable to SunCoke Energy Partners, L.P.	$85.4
Change in SunCoke Energy Partners, L.P. partnership equity for the purchase of 75.0 percent interest in Granite City	15.1
Change in SunCoke Energy Partners, L.P. partnership equity for the purchase of an additional 23.0 percent interest in Granite City	3.7
Change from net income attributable to SunCoke Energy Partners, L.P. and transfers to noncontrolling interest	$104.2
4. Related Party Transactions
Transactions with Affiliate
Logistics provides coal handling and mixing services to certain SunCoke cokemaking operations. During 2017, 2016, and 2015, Logistics recorded $17.3 million, $17.1 million and $13.9 million, respectively, in revenues derived from services provided to SunCoke’s cokemaking operations. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $4.8 million and $6.8 million during 2016, and 2015, respectively.
Allocated Expenses
We were allocated expenses of $27.6 million, $27.9 million and $26.4 million in 2017, 2016 and 2015, respectively, for services provided to us by SunCoke. SunCoke centrally provides engineering, operations, procurement and information technology support to its facilities. In addition, allocated costs include legal, accounting, tax, treasury, insurance, employee benefit costs, communications and human resources. Corporate allocations are recorded based upon the omnibus agreement under which SunCoke will continue to provide us with certain support services. SunCoke will charge us for all direct costs and expenses incurred on our behalf and a fee associated with support services provided to our operations.

In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $7.0 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.4 million included in payable to affiliate, net on the Consolidated Balance Sheets as of December 31, 2016. During 2017, the Partnership paid the amounts due to SunCoke.
Omnibus Agreement
In connection with the closing of our initial public offering ("IPO"), we entered into an omnibus agreement with SunCoke and our general partner that addresses certain aspects of our relationship with them, including:
Business Opportunities. We have preferential rights to invest in, acquire and construct cokemaking facilities in the U.S. and Canada. SunCoke has preferential rights to all other business opportunities.
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill, Middletown and Granite City cokemaking facilities arising from any known environmental matter discovered and identified as requiring remediation prior to the closing of the IPO and the Granite City Dropdown, respectively. In connection with the IPO and subsequent asset dropdowns, SunCoke has contributed $119 million in partial satisfaction of this obligation and will reimburse us for additional spending in excess of $119 million as required for such known remediation obligations.
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

5. Customer Concentrations
In 2017, the Partnership sold approximately 2.3 million tons of coke under long-term take-or-pay contracts to its three primary customers: AK Steel Corporation ("AK Steel"), ArcelorMittal USA LLC and/or its affiliates (“AM USA”) and United States Steel Corporation ("U.S. Steel").
The table below shows sales to the Partnership's significant customers for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017		2016		2015
	Sales and other operating revenue	Percent of Partnership sales and other operating revenue	Sales and other operating revenue	Percent of Partnership sales and other operating revenue	Sales and other operating revenue	Percent of Partnership sales and other operating revenue
	(Dollars in millions)
AM USA(1)	$182.4	21.6%	$142.5	18.3%	$150.3	17.9%
AK Steel(1)	$331.3	39.2%	$350.0	44.9%	$395.4	47.2%
U.S. Steel(2)	$214.1	25.3%	$185.3	23.8%	$213.1	25.4%
(1) Represents revenues included in our Domestic Coke segment.
(2) Represents revenues included in our Domestic Coke and Logistics segments.
Since 2015, AK Steel has kept its Ashland Kentucky Works facility idled and U.S. Steel has kept portions of its Granite City Works facility idled. These temporary idlings do not change any obligations that AK Steel and/or U.S. Steel have under their long-term, take-or-pay contracts with us.
The Partnership generally does not require any collateral with respect to its receivables. At December 31, 2017, the Partnership’s receivables balances were primarily due from AM USA, AK Steel and U.S. Steel. As a result, the Partnership experiences concentrations of credit risk in its receivables with these three customers. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry.
The table below shows receivables due from the Partnership's three significant customers as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in millions)
AM USA	$7.0	$7.4
AK Steel	$13.2	$10.7
US Steel	$5.6	$5.7
Our Logistics business provides coal handling and storage services to Murray Energy Corporation, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), who are the two primary customers in the Logistics segment and related parties of The Cline Group, a beneficial owner of the Partnership. Sales to Murray and Foresight accounted for $57.8 million, or 6.8 percent, $53.5 million, or 6.9 percent and $22.0 million, or 2.6 percent of the Partnership's sales and other operating revenue and were recorded in the Logistics segment for the years ended December 31, 2017, 2016 and 2015, respectively, representing 51.4 percent, 51.4 percent and 27.1 percent of Logistics revenue, including intersegment sales, in 2017, 2016 and 2015, respectively. Receivables from Murray and Foresight were $9.7 million and $8.0 million and were recorded in receivables on the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively.

6. Net Income Per Unit and Cash Distribution
Cash Distributions
The Partnership distributes available cash on or about the first day of each of March, June, September and December to the holders of record of common units on or about the 15th day of each such month. Available cash is generally all cash on hand, less reserves established by the general partner in its discretion. Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate for the proper conduct of Partnership’s business.
The Partnership intends to make quarterly distributions, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner. Our general partner's board of directors will evaluate the appropriate level of cash distributions on a quarterly basis. There is no guarantee that the Partnership will pay a quarterly distribution on the common units in any quarter. Additionally, the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under the credit facility or the senior notes. See Note 12.
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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution, including general partner's IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
December 31, 2016	$0.5940	$29.5	March 1, 2017	February 15, 2017
March 31, 2017	$0.5940	$29.5	June, 1, 2017	May 15, 2017
June 30, 2017	$0.5940	$29.5	September 1, 2017	August 15, 2017
September 30, 2017	$0.5940	$29.5	December 1, 2017	November 15, 2017
December 31, 2017(1)	$0.5940	$29.5	March 1, 2018	February 15, 2018

(1)	On January 22, 2018, our Board of Directors declared a cash distribution of $0.5940 per unit. The distribution will be paid on March 1, 2018, to unitholders of record on February 15, 2018.
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
The calculation of net income allocated to the general and limited partners was as follows:

	Years Ended December 31,
	2017		2016	2015
	(Dollars in millions)
Net income attributable to SunCoke Energy Partners L.P./Previous Owners	$(18.1)		$119.1	$86.0
Less: Expense allocated to Common - SunCoke(1)	—		(7.0)	—
Less: Allocation of net income attributable to Predecessors to the general partner	—		—	0.6
Net income attributable to partners	(18.1)		126.1	85.4
General partner's incentive distribution rights	7.5		21.0	6.4
Net income attributable to partners, excluding incentive distribution rights	(25.6)		105.1	79.0
General partner's ownership interest	2.0%	`	2.0%	2.0%
General partner's allocated interest in net income(2)	(0.4)		2.6	1.6
General partner's incentive distribution rights	7.5		21.0	6.4
Net income attributable to Previous Owners	—		—	0.6
Total general partner's interest in net income	$7.1		$23.6	$8.6
Common - public unitholder's interest in net income	$(13.5)		$46.1	$34.0
Common - SunCoke interest in net income:
Common - SunCoke interest in net income	(11.7)		56.4	14.9
Expenses allocated to Common - SunCoke(1)	—		(7.0)	—
Total common - SunCoke interest in net income	(11.7)		49.4	14.9
Subordinated - SunCoke interest in net income	—		—	28.5
Total limited partners' interest in net income	$(25.2)		$95.5	$77.4

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
The calculation of earnings per unit is as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions, except per unit amounts)
Net income attributable to SunCoke Energy Partners L.P./Previous Owner	$(18.1)	$119.1	$86.0
Less: Expense allocated to Common - SunCoke(1)	—	(7.0)	—
Less: Allocation of net income attributable to Previous Owner to the general partner	—	—	0.6
Net income attributable to all partners	(18.1)	126.1	85.4
General partner's distributions (including $5.6 million, $5.6 million and $4.7 million of cash incentive distribution rights declared, respectively)	8.0	8.0	7.2
Limited partners' distributions on common units	109.8	109.8	67.7
Limited partners' distributions on subordinated units	—	—	36.9
Distributions (greater than) less than earnings	(135.9)	8.3	(26.4)
General partner's earnings:
Distributions (including $5.6 million, $5.6 million and $4.7 million of cash incentive distribution rights declared, respectively)	8.0	8.0	7.2
Allocation of distributions (greater than) less than earnings	(0.9)	15.6	0.8
Net income attributable to Previous Owner	—	—	0.6
Total general partner's earnings	7.1	23.6	8.6
Limited partners' earnings on common units:
Distributions	109.8	109.8	67.7
Expenses allocated to Common - SunCoke	—	(7.0)	—
Allocation of distributions (greater than) less than earnings	(135.0)	(7.3)	(17.3)
Total limited partners' earnings on common units	(25.2)	95.5	50.4
Limited partners' earnings on subordinated units:
Distributions	—	—	36.9
Allocation of distributions (greater than) less than earnings	—	—	(9.9)
Total limited partners' earnings on subordinated units	$—	$—	$27.0
Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	46.2	26.2
Subordinated - basic and diluted	—	—	15.7
Net income per limited partner unit:
Common - basic and diluted	$(0.54)	$2.07	$1.92
Subordinated - basic and diluted	$—	$—	$1.71

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

Unit Activity
Unit activity for years ended December 31, 2017, 2016 and 2015 as follows:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2014	16,789,164	4,904,752	21,693,916	15,709,697
Units issued in conjunction with the Granite City Dropdown	—	1,877,697	1,877,697	—
Units issued in conjunction with the Granite City Supplemental Dropdown	—	1,158,760	1,158,760	—
Units issued in conjunction with the acquisition of CMT	4,847,287	1,764,790	6,612,077	—
Units issued to directors	7,293	—	7,293	—
Unit repurchases(1)	(856,000)	—	(856,000)	—
At December 31, 2015	20,787,744	9,705,999	30,493,743	15,709,697
Units issued to directors	12,437	—	12,437	—
Conversion of subordinate units to common units(2)	—	15,709,697	15,709,697	(15,709,697)
At December 31, 2016	20,800,181	25,415,696	46,215,877	—
Units issued to directors	11,271	—	11,271	—
Common units acquired by SunCoke	(2,853,032)	2,853,032	—	—
At December 31, 2017	17,958,420	28,268,728	46,227,148	—

(1)
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. During 2015, the Partnership repurchased 856,000 common units, in the open market, for $12.8 million at an average price of $14.91 per unit. As of December 31, 2017, the Partnership had $37.2 million available under the authorized unit repurchase program.

(2)
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
As part of the Granite City Dropdown in the first quarter of 2015, the Partnership acquired an interest in Gateway Cogeneration Company, LLC, which is subject to income taxes for federal and state purposes. In addition, the Granite City and Middletown operations in the Partnership are subject to state and local income taxes.

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Income taxes currently payable:
U.S. federal	$1.7	$2.1	$—
U.S. state and local	0.9	—	—
Total taxes currently payable	2.6	2.1	—

Deferred tax expense (benefit):
U.S. federal	72.5	(1.1)	1.7
U.S. state and local	8.8	1.0	(4.2)
Total deferred tax expense (benefit)	81.3	(0.1)	(2.5)
Total	$83.9	$2.0	$(2.5)
The reconciliation of Partnership income tax expense (benefit) at the U.S. statutory rate is as follows:

	Years Ended December 31,
	2017		2016		2015
	(Dollars in millions)
Income tax expense at U.S. statutory rate of 35 percent	$23.3	35.0%	$43.2	35.0%	$31.0	35.0%
(Reduction) increase in income taxes resulting from:
Impact of Final Regulations(1)	148.6	223.5%	—	—%	—	—%
Impact of Tax Legislation(2)	(68.8)	(103.1)%	—	—%	—	—%
Partnership income not subject to tax	(21.8)	(32.8)%	(42.2)	(34.1)%	(30.2)	(34.0)%
State and local tax for Middletown and Granite City operations	2.6	3.7%	1.2	0.9%	(2.3)	(2.6)%
Other	—	—%	(0.2)	(0.2)%	(1.0)	(1.0)%
Total tax provision	$83.9	126.3%	$2.0	1.6%	$(2.5)	(2.6)%

(1)
As a result of the Final Regulation discussed above, the Partnership recorded deferred income tax expense of $148.6 million related to the future tax obligation expected to be owed for the projected book to tax differences at the end of the 10-year transition period.

(2)
On December 22, 2017, the Tax Legislation was enacted. The Tax Legislation significantly revises the U.S. corporate income tax structure, including lowering corporate income tax rates. As a result, the Partnership recorded an income tax benefit of $68.8 million for the remeasurement of its U.S. deferred income tax liabilities, reversing a portion of the deferred income tax expense recorded from the Final Regulations in the first quarter of 2017.

The tax effects of temporary differences that comprise the net deferred income tax (liability) asset are as follows:

	December 31,
	2017	2016
	(Dollars in millions)
Deferred tax assets:
State and local net operating loss	$—	$0.5
Other liabilities not yet deductible	—	0.1
Total deferred tax assets	—	0.6
Less valuation allowance	—	(0.2)
Deferred tax asset, net	—	0.4
Deferred tax liabilities:
Properties, plants and equipment(1)	(118.4)	(37.5)
Other liabilities	(0.8)	(0.8)
Total deferred tax liabilities	(119.2)	(38.3)
Net deferred tax liability	$(119.2)	$(37.9)

(1)	The increase in the deferred tax liabilities associated with properties, plants and equipment is a result of the Final Regulations discussed above.
The Partnership is currently open to examination by the IRS for the tax years ended December 31, 2014 and forward. State and local income tax returns are generally subject to examination for a period of three years after filing of the respective returns. Pursuant to the omnibus agreement, SunCoke will fully indemnify us with respect to any tax liability arising prior to or in connection with the closing of our IPO. There are no uncertain tax positions recorded at December 31, 2017 or 2016 and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2017, 2016 or 2015.
8. Inventories
The Partnership’s inventory consists of metallurgical coal, which is the principal raw material for the Partnership’s cokemaking operations; coke, which is the finished goods sold by the Partnership to its customers; and materials, supplies and other.
These components of inventories were as follows:

	December 31,
	2017	2016
	(Dollars in millions)
Coal	$41.0	$34.5
Coke	9.5	4.7
Material, supplies, and other	28.9	27.7
Total inventories	$79.4	$66.9

9. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31,
	2017	2016
	(Dollars in millions)
Coke and energy plant, machinery and equipment(1)	$1,339.9	$1,328.1
Logistics plant, machinery and equipment	208.6	206.8
Land and land improvements	95.9	95.9
Construction-in-progress	38.4	11.4
Other	5.9	5.3
Gross investment, at cost	$1,688.7	$1,647.5
Less: accumulated depreciation	(423.1)	(352.6)
Total properties, plant and equipment, net	$1,265.6	$1,294.9

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $835.0 million and $805.8 million and accumulated depreciation of $196.6 million and $165.8 million at December 31, 2017 and 2016, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases.

10. Goodwill and Other Intangible Assets
Goodwill allocated to the Partnership's reportable segments as of December 31, 2017 and 2016 and changes in the carrying amount of goodwill during the fiscal years ended December 31, 2016 are shown below. There were no changes in the carrying amount of goodwill during the fiscal year ended December 31, 2017:

Logistics
(Dollars in millions)
Net balance at December 31, 2015	$67.7
Adjustments(1)	5.8
Net balance at December 31, 2016 and 2017	$73.5

(1)
During 2016, the Partnership recorded an adjustment to correct an error in the acquisition date fair value of the contingent consideration liability, which increased the contingent consideration liability and goodwill balance by $6.4 million. Additionally, a working capital adjustment to the acquisition date fair value of the acquired net assets decreased the amount of the purchase price allocated to goodwill by $0.6 million.

The Partnership performed its annual goodwill impairment test as of October 1, 2017, with no indication of impairment. The fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeded carrying value of the reporting unit by approximately 25 percent. A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and a 14 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value. To the extent changes in factors or circumstances occur that impact our future cash flow projections, such as a loss of either Murray or Foresight as customers, significant reductions in volume or pricing beyond our existing contract term or lower incremental merchant business, future assessments of goodwill and intangible assets may result in material impairment charges.

The following table summarizes the components of gross and net intangible asset balances as of December 31, 2017 and December 31, 2016 (dollars in millions):

		December 31, 2017			December 31, 2016
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	5	$24.0	$7.8	$16.2	$24.0	$4.5	$19.5
Customer relationships	14	28.7	5.7	23.0	28.7	3.8	24.9
Permits	25	139.0	12.2	126.8	139.0	7.1	131.9
Trade name	1	1.2	1.0	0.2	1.2	0.8	0.4
Total		$192.9	$26.7	$166.2	$192.9	$16.2	$176.7
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 3.4 years.
Total amortization expense for intangible assets subject to amortization was $10.5 million, $10.7 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2017, we estimate amortization expense for each of the next five years as follows:

(Dollars in Millions)
2017	$10.4
2018	10.3
2019	10.3
2020	10.3
2021	10.2
Thereafter	114.7
Total	$166.2
11. Retirement and Other Post-Employment Benefits Plans
Certain employees of the Partnership's operating subsidiaries participate in defined contribution and postretirement health care and life insurance plans sponsored by SunCoke. The Partnership’s contributions to the defined contribution plans, which are principally based on its allocable portion of SunCoke’s pretax income and the aggregate compensation levels of participating employees, are charged against income as incurred. These charges amounted to $3.9 million, $3.4 million and $3.5 million in 2017, 2016 and 2015, respectively, and are reflected in cost of products sold and operating expenses in the Combined and Consolidated Statements of Operations. The postretirement benefit plans are unfunded and the costs are borne by the Partnership. The expense allocated to the Partnership for other postretirement benefit plans was immaterial for all periods presented. These defined contribution, postretirement health care and life insurance plans have been accounted for in the combined and consolidated financial statements as multi-employer plans.

12. Debt and Financing Obligation

	December 31,
	2017	2016
	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$700.0	$—
7.375 percent senior notes, due 2020 (“2020 Partnership Notes”)	—	463.0
Revolving credit facility, due 2022 ("Partnership Revolver")	130.0	172.0
Partnership promissory note payable, due 2021 ("Promissory Note")	—	113.2
Partnership's Term Loan, Due 2019 ("Partnership Term Loan")	—	50.0
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	12.7	15.2
Total borrowings	$842.7	$813.4
(Discount) premium	(5.9)	7.5
Debt issuance costs	(15.8)	(10.3)
Total debt and financing obligation	$821.0	$810.6
Less: current portion of long-term debt and financing obligation	2.6	4.9
Total long-term debt and financing obligation	$818.4	$805.7
Issuance of 2025 Partnership Notes
The Partnership issued $630.0 million aggregate principal amount of senior notes in May 2017 and an additional $70.0 million aggregate principal amount of senior notes in December 2017 with an interest rate of 7.5 percent due in May 2025. The Partnership received proceeds of $693.7 million, net of a net discount of $6.3 million during 2017. The Partnership incurred debt issuance costs related to this transaction of $12.9 million. The 2025 Partnership Notes are the senior unsecured obligations of the Partnership, and are guaranteed on a senior unsecured basis by each of the Partnership’s existing and certain future subsidiaries. Interest on the 2025 Partnership Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, which commenced on December 15, 2017.
The Partnership may redeem some or all of the 2025 Partnership Notes at any time on or after June 15, 2020 at specified redemption prices plus accrued and unpaid interest, if any, to the redemption date. Before June 15, 2020, and following certain equity offerings, the Partnership also may redeem up to 35 percent of the 2025 Partnership Notes at a price equal to 107.5 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 15, 2020, the Partnership may redeem some or all of the 2025 Partnership Notes at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium.
The Partnership is obligated to offer to purchase all or a portion of the 2025 Partnership Notes at a price of (a) 101 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions.
The 2025 Partnership Notes contains covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (ii) prepay, redeem or repurchase certain subordinated debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) enter into agreements restricting the ability of subsidiaries to pay dividends and (ix) consolidate or merge.
Purchase, Redemption and Repayment of Partnership Debt
During 2017, the Partnership used the proceeds from the issuance of the 2025 Partnership Notes to purchase and redeem all of its 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, repay the $50.0 million outstanding on the Partnership Term Loan, repay the $112.6 million outstanding on the Partnership's Promissory Note and reduce the Partnership Revolver outstanding balance by $42.0 million. As a result of the debt extinguishment, the Partnership recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of

$19.2 million, which included the premium paid and a write-off of unamortized debt issuance costs of $7.1 million partly offset by a write-off of unamortized premiums of $6.6 million.
Partnership Revolver
The proceeds of any borrowings made under the Partnership Revolver can be used to finance working capital needs, acquisitions, capital expenditures and for other general corporate purposes. The Partnership Revolver provides total aggregate commitments from lenders of $285.0 million and up to$200.0 million uncommitted incremental revolving capacity. The obligations under the Partnership Revolver are guaranteed by the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s and the guarantors’ assets.
In May 2017, the Partnership amended and restated the Partnership Revolver, which increased the Partnership's capacity from $250.0 million to $285.0 million and extended the maturity May 2019 to May 2022. In connection with the amendments to the Partnership Revolver, the Partnership incurred debt issuance costs of $3.0 million and recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.8 million, representing a write-off of unamortized debt issuance costs, during 2017.
As of December 31, 2017, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $130.0 million, leaving $153.1 million available. Commitment fees are based on the unused portion of the Partnership Revolver at a rate of 0.4 percent.
The Partnership Revolver borrowings bear interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate plus 150 basis points. The spread is subject to change based on the Partnership's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings under the Partnership Revolver was 3.8 percent, 3.3 percent and 2.9 percent during 2017, 2016 and 2015, respectively
Partnership Financing Obligation
In 2016, the Partnership entered into a sale-leaseback arrangement of certain coke and logistics equipment. The leaseback agreement has an initial lease period of 60 months, with an effective interest rate of 5.82 percent and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The financing obligation is guaranteed by the Partnership.
Covenants
Under the terms of the Partnership's credit agreement, the Partnership is subject to a maximum consolidated leverage ratio of 4.5:1.0 prior to June 30, 2020 and 4.0:1.0 after June 30, 2020 and a minimum consolidated interest coverage ratio of 2.5:1.0. The Partnership's credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership have a cross default provision that applies to our indebtedness having a principal amount in excess of $35.0 million.
As of December 31, 2017, the Partnership were in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

Maturities
As of December 31, 2017, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)(1)
2018	$2.6
2019	2.8
2020	7.3
2021	—
2022	130.0
2023-Thereafter	700.0
Total	$842.7

(1)	Assumes the Partnership Financing Obligation early buyout option is exercised in 2020.
13. Commitments and Contingent Liabilities
Lease Obligations
The Partnership, as lessee, has noncancelable operating leases for land, office space, equipment and railcars. Total rental expense was $4.1 million, $4.9 million and $4.6 million in 2017, 2016 and 2015, respectively. The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
Year ending December 31:	(Dollars in millions)
2018	$1.8
2019	1.5
2020	0.4
2021	—
2022	—
2023-Thereafter	—
Total	$3.7
Legal Matters
The United States Environmental Protection Agency (the "EPA") issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of air operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent degree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment that was paid by SunCoke in 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City cokemaking facilities. An amendment was lodged in federal court in February 2018 and is undergoing review. The amendment provides the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments.
We retained an aggregate of $119 million in proceeds from our IPO and subsequent dropdowns to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. SunCoke and the Partnership anticipate spending approximately $145 million to comply with these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $104 million to date and expects to spend the remaining capital through the first quarter of 2019.

SunCoke will reimburse the Partnership approximately $20 million for the estimated additional spending beyond what has previously been funded.
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
14. Supplemental Cash Flow Information
Significant non-cash activities were as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Debt assumed by SunCoke Energy Partners, L.P., net	$—	$—	$249.9
Equity issuances	$—	$—	$144.4
Net assets of the Previous Owner not assumed by SunCoke Energy Partners, L.P.:
Receivables	$—	$—	$9.1
Property, plant, and equipment	$—	$—	$7.0
Deferred taxes, net	$—	$—	$62.8
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership did not have material cash equivalents at December 31, 2017 or 2016.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2017, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price, and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at December 31, 2017 and 2016 was $2.5 million and $4.2 million, respectively, and was included in other deferred charges and liabilities on the Consolidated Balance Sheets.
During 2017, as a result of adverse mining conditions faced by one of our thermal coal customers, the Partnership lowered CMT's throughput volume projection, which reduced the Partnership's contingent consideration liability balance by $1.7 million. The decrease in fair value was recorded as a reduction to costs of products sold and operating expenses on the Combined and Consolidated Statements of Operations during 2017. Throughput volumes at CMT in 2017 were consistent with projections and higher than 2016 levels, but still significantly below levels that would trigger contingent consideration payments.
During March 2016, as part of developing commercial activities subsequent to the acquisition, the Partnership and The Cline Group signed an amended agreement, which modified the contingent consideration terms by increasing the volume threshold required for the Partnership to make payments to The Cline Group in exchange for future pricing modifications. The increase in the volume threshold reduced the fair value of the contingent consideration liability by $3.7 million, which was recorded as a reduction to cost of products sold and operating expense on the Consolidated Statement of Operations. During the second half of 2016, the Partnership lowered CMT’s throughput volume projections in future periods due to declining coal prices which were expected to reduce export volume through CMT. These updated volume projections resulted in a net decrease to the contingent consideration liability, decreasing cost of products sold and operating expenses on the Combined and Consolidated Statements of Operations by $6.4 million during the year ended December 31, 2016. During 2016, the Partnership also recorded an adjustment to correct an error in the acquisition date fair value of the contingent consideration liability, which increased the contingent consideration liability and goodwill balance by $6.4 million.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2017 and 2016, the estimated fair value of the Partnership’s long-term debt was estimated to be $875.0 million and $810.4 million, respectively, compared to a carrying amount of $842.7 million and $813.4 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 2 inputs.
16. Business Segment Information
The Partnership derives its revenues from the Domestic Coke and Logistics reportable segments. Domestic Coke operations are comprised of the Haverhill and Middletown cokemaking facilities located in Ohio and the Granite City cokemaking facility located in Illinois. These facilities use similar production processes to produce coke and to recover waste heat that is converted to steam or electricity. Steam is provided to customers pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Coke sales at the Partnership's cokemaking facilities are made pursuant to long-term, take-or-pay agreements with AM USA, AK Steel and U.S. Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
Logistics operations are comprised of CMT located in Louisiana, Lake Terminal located in Indiana and KRT located in West Virginia. Our Logistics operations have a collective capacity to mix and transload approximately 40 million tons of materials annually and provides handling and/or mixing services to its customers, which include our own cokemaking facilities and other SunCoke cokemaking facilities. Materials handling and mixing results are presented in the Logistics segment.
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$739.7	$681.8	$763.8
Logistics	105.9	97.9	74.7
Logistics intersegment sales	6.5	6.1	6.5
Elimination of intersegment sales	(6.5)	(6.1)	(6.5)
Total sales and other operating revenue	$845.6	$779.7	$838.5
Adjusted EBITDA:
Domestic Coke	$170.3	$167.0	$177.1
Logistics	69.7	63.2	38.0
Corporate and Other	(15.3)	(17.2)	(13.8)
Total Adjusted EBITDA	$224.7	$213.0	$201.3
Depreciation and amortization expense:
Domestic Coke	$59.9	$53.4	$53.4
Logistics	23.7	24.3	14.0
Total depreciation and amortization expense	$83.6	$77.7	$67.4
Capital expenditures:
Domestic Coke	$35.0	$22.1	$36.3
Logistics	4.0	15.0	6.0
Total capital expenditures	$39.0	$37.1	$42.3
The following table sets forth the Partnership's segment assets:

	December 31,
	2017	2016
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,151.4	$1,184.2
Logistics	489.8	510.6
Corporate and Other	0.2	1.2
Total Assets	$1,641.4	$1,696.0
The following table sets forth the Partnership’s total sales and other operating revenue by product or service:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Sales and other operating revenue:
Cokemaking revenues	$686.9	$623.6	$702.8
Energy revenues	52.7	53.7	61.0
Logistics revenues	102.6	96.3	72.7
Other revenues	3.4	6.1	2.0
Total revenues	$845.6	$779.7	$838.5

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

Below are reconciliations of Adjusted EBITDA from net (loss) income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net (loss) income	$(17.5)	$121.4	$92.2
Add:
Depreciation and amortization expense	83.6	77.7	67.4
Interest expense, net	56.4	47.7	48.2
Loss (gain) on extinguishment of debt	20.0	(25.0)	(0.7)
Income tax expense (benefit)	83.9	2.0	(2.5)
Contingent consideration adjustments(1)	(1.7)	(10.1)	—
Non-cash reversal of acquired contractual obligations(2)	—	(0.7)	(3.3)
Adjusted EBITDA(3)	$224.7	$213.0	$201.3
Subtract:
Adjusted EBITDA attributable to Previous Owners(4)	—	—	1.5
Adjusted EBITDA attributable to noncontrolling interest(5)	3.4	3.3	8.3
Adjusted EBITDA attributable to SunCoke Energy Partners	$221.3	$209.7	$191.5

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$136.7	$183.6	$149.4
Add:
Cash interest paid	65.6	54.0	49.8
Cash taxes paid	1.4	1.5	0.8
Changes in working capital	20.2	(17.8)	7.1
Contingent consideration adjustments(1)	(1.7)	(10.1)	—
Non-cash reversal of acquired contractual obligation(2)	—	(0.7)	(3.3)
Other adjustments to reconcile cash provided by operating activities to Adjusted EBITDA	2.5	2.5	(2.5)
Adjusted EBITDA(3)	$224.7	$213.0	$201.3
Subtract:
Adjusted EBITDA attributable to Previous Owner(4)	—	—	1.5
Adjusted EBITDA attributable to noncontrolling interest(5)	3.4	3.3	8.3
Adjusted EBITDA attributable to SunCoke Energy Partners	$221.3	$209.7	$191.5

(1)
As a result of changes in the fair value of the contingent consideration liability, the Partnership recognized benefits of $1.7 million and $10.1 million during 2017 and 2016, respectively. See Note 15.

(2)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In 2015 and 2016, the final acquired contractual performance obligations expired without the customer requiring performance. Therefore, the Partnership reversed the liabilities as we no longer have any obligations under the contracts.

(3)
In accordance with the SEC’s May 2016 update of its guidance on the appropriate use of non-GAAP financial measures, Adjusted EBITDA does not include Logistics deferred revenue until it is recognized as GAAP revenue.

(4)
Reflects net income attributable to our Granite City facility prior to the Granite City Dropdown on January 13, 2015 adjusted for Granite City's share of interest, taxes, depreciation and amortization during the same period.

(5)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

17. Selected Quarterly Data (unaudited)

	2017				2016
	First Quarter(1)	Second Quarter(2)	Third Quarter	Fourth Quarter(3)(4)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(4)
	(Dollars in millions, except per unit amounts)
Sales and other operating revenue	$195.6	$200.6	$214.0	$235.4	$194.5	$181.4	$185.5	$218.3
Gross profit(5)	$38.6	$29.7	$47.6	$59.4	$41.6	$32.3	$41.9	$69.0
Net income	$(131.7)	$(12.5)	$23.3	$103.4	$40.5	$12.6	$22.0	$46.3
Net income attributable to SunCoke Energy Partners, L.P.	$(129.3)	$(12.9)	$22.6	$101.5	$39.8	$12.1	$21.3	$45.9
Net income per common unit (basic and diluted)(6)	$(2.77)	$(0.30)	$0.45	$0.65	$0.64	$0.23	$0.42	$0.78
Cash distribution per unit paid during period	$0.5940	$0.5940	$0.5940	$0.5940	$0.5940	$0.5940	$0.5940	$0.5940

(1)	During the first quarter of 2017, the Partnership recorded $148.6 million of deferred income tax expense as a result of the IRS Final Regulations on qualifying income. See Note 7.

(2)	During the second quarter of 2017, the Partnership incurred $19.9 million of losses in connection with debt refinancing. See Note 12.

(3)	During the fourth quarter of 2017, the Partnership recorded $68.8 million of tax benefits as a result of the new Tax Legislation. See Note 7.

(4)
The Partnership recognized deferred revenue from Logistics take-or-pay billings for minimum volume shortfalls of $16.4 million and $31.5 million into revenue in the fourth quarters of 2017 and 2016 respectively.

(5) Gross profit equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.

(6)
Net income per common unit is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income per common unit information may not equal annual net income per common unit. The deferred tax liabilities recorded in the first quarter of 2017 as a result of the Final Regulations on qualifying income were revised by the new Tax Legislation, enacted in the fourth quarter of 2017. Our full year net loss per common unit calculation was impacted as a result.

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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2017, the management of our general partner used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, the management of our general partner concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Management of SunCoke Energy Partners, L.P.
We are managed and operated by the Board of Directors and executive officers of our general partner. As of January 31, 2018, SunCoke owns, directly or indirectly, 61.2 percent of our outstanding common units and all of our incentive distribution rights ("IDRs"). As a result of its ownership of our general partner, SunCoke has the right to appoint all members of the Board of Directors of our general partner, including the independent directors. Our unitholders are not entitled to appoint the directors of our general partner or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to SunCoke.
SunCoke indirectly controls our general partner and indirectly owns a significant limited partner interest in us. All of our general partner’s named executive officers are employed as executive officers of SunCoke. Our general partner’s executive officers allocate their time between managing our business and affairs and those of SunCoke. Such executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. In addition to rendering services to us, these executive officers devoted a majority of their professional time to SunCoke during 2017. These executives participate in the employee benefit plans and compensation arrangements of SunCoke, and the Compensation Committee of SunCoke’s Board of Directors sets the components of their compensation, including base salary and annual and long-term incentives. We have no control over this compensation determination process. Please refer to SunCoke Energy, Inc.’s 2018 Annual Meeting Proxy Statement for information on the compensation of these executive officers.
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
Each year, our general partner determines the aggregate amount to be reimbursed to SunCoke, by us, taking into account the totality of services performed for our benefit by the named executive officers during the calendar year. The amounts reimbursed to SunCoke are not calculated with regard to an executive officer's time spent on our business matters versus those of SunCoke. There is no specific allocation of a portion of a shared officer's compensation in connection with services rendered on our behalf. During 2017, SunCoke allocated $27.6 million of expenses in the aggregate for the services they render to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further discussion of our relationships and transactions with SunCoke and its affiliates.

Executive Officers and Directors of Our General Partner
Our general partner has seven directors, three of whom, Messrs. Bledsoe and Somerhalder and Ms. Carnes; meet applicable independence and experience standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of Directors of its general partner or to establish a compensation committee or a nominating committee. Directors are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers.
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
Our Directors, Executive Officers and Other Key Executives

Name	Age	Position with Our General Partner
Michael G. Rippey	60	Chairman, President and Chief Executive Officer
Fay West	48	Senior Vice President, Chief Financial Officer and Director
Katherine T. Gates	41	Senior Vice President, General Counsel, Chief Compliance Officer and Director
P. Michael Hardesty	55	Senior Vice President, Commercial Operations, Business Development, Terminals, and International Coke and Director
Allison S. Lausas	38	Vice President, Finance and Controller
Gary P. Yeaw	60	Senior Vice President, Human Resources
Martha Z. Carnes	57	Director
John W. Somerhalder, II	61	Director
Alvin Bledsoe	70	Director
Michael G. Rippey. Mr. Rippey was named President and Chief Executive Officer and appointed as Chairman of the Board of our general partner on December 1, 2017. Also on December 1, 2017, Mr. Rippey was appointed President and Chief Executive Officer of SunCoke Energy, Inc. Prior to joining SunCoke Energy, Inc., he served as Senior Advisor to Nippon Steel & Sumitomo Metal Corporation (a leading global steelmaker), since 2015. From 2014 to 2015, he served as Chairman of the Board of ArcelorMittal USA (a major domestic steel manufacturer), and from August 2006 through October 2014, he was ArcelorMittal USA’s President and Chief Executive Officer. Mr. Rippey currently serves on the Board of Directors of Olympic Steel, Inc. (NASDAQ: ZEUS), a $1.1 billion steel service center headquartered in Ohio, where he is a member of the Nominating Committee, the Compensation Committee, and the Audit and Compliance Committee. Mr. Rippey is an accomplished senior executive with a wealth of finance, sales, operations and management experience in the metals industry. He has successfully dealt with dynamic and challenging business environments and, as a past executive officer and Chairman of ArcelorMittal USA, he has an intimate knowledge and understanding of the challenges and opportunities facing SunCoke as it continues to serve the steel industry.
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
Allison S. Lausas. Ms. Lausas was appointed Vice President, Finance and Controller of both our general partner and of SunCoke in October 2014. Ms. Lausas joined SunCoke in 2011 and most recently held the role of Assistant Controller. Prior to joining SunCoke Energy, Inc., she worked as an auditor at KPMG, LLP, an audit, advisory and tax services firm, from 2002 to 2011 where she served both public and private corporations in the consumer and industrial markets.
Gary P. Yeaw. Mr. Yeaw was appointed Senior Vice President, Human Resources of SunCoke on November 1, 2015 and also was appointed as Senior Vice President of our general partner at that time. Prior to that, he was Vice President, Human Resources of SunCoke. Mr. Yeaw leads the human resources function at SunCoke, and is responsible for key organizational activities. Prior to joining SunCoke, he was Executive Vice President, Human Resources and Communications for Chemtura Corporation. Mr. Yeaw also served as Vice President, Human Resources for American Standard Companies, as well as Vice President, Human Resources Operational Excellence in charge of global benefit programs, labor relations, HR systems and employee services. Mr. Yeaw holds professional designations as a Senior Human Resources Professional, Certified Compensation Professional and was a charter member of the International Society of Employee Benefits Specialists.
Martha Z. Carnes. Ms. Carnes was appointed to the Board of Directors of our general partner effective September 1, 2017. From 1982 until her retirement from the firm in June 2016, Ms. Carnes served in various senior roles at PricewaterhouseCoopers, or PwC (an international accounting firm), including as: (i) Assurance Partner serving large, publicly traded companies in the energy industry; (ii) Managing Partner of PwC’s Houston, Texas office; and (iii) PwC's Energy and Mining leader for the United States, where she led the firm's energy and mining assurance, tax and advisory practices. Ms. Carnes currently serves as a director on the Supervisory Board of Core Laboratories N.V. [NYSE: CLB], a Netherlands company (one of the world’s largest providers of reservoir description and production enhancement services to the oil and gas industry), where she is Chairman of the Audit Committee. She is also a director of Matrix Service Company [NASDAQ: MTRX] (a provider of design, engineering, construction, repair and maintenance services to industrial and energy clients in North America), where she Chairs the Audit Committee and serves on the Compensation, and Nominating and Corporate Governance committees. Ms. Carnes is an experienced finance and public accounting executive, having spent her entire 34-year career with PwC. By virtue of her experience, Ms. Carnes possesses strategic planning, managerial and leadership expertise, having led the design and execution of market and sector strategies, business development, compensation, professional development, succession planning, and client satisfaction initiatives for clients in the mining, utilities and energy industries. In addition, Ms. Carnes brings vast experience with capital markets and financing activities, having served as lead audit partner on some of the largest merger and acquisition transactions completed in the energy sector.

John W. Somerhalder, II. Mr. Somerhalder was appointed to the Board of Directors of our general partner effective September 1, 2017. From February 2017 to September 2017, he served as the Interim President and Chief Executive Officer of privately held Colonial Pipeline Company (one of the nation’s largest refined products pipeline companies). He was Chairman and Chief Executive Officer of AGL Resources Inc. (a former publicly traded energy services holding company acquired by Southern Company, one of the nation's largest natural gas-distributors) from May 2015 through December 2015. From November 2007 to May 2015, he was Chairman, President and Chief Executive Officer, and from March 2006 to November 2007, he was President and Chief Executive Officer of AGL Resources Inc. Prior to that, Mr. Somerhalder served as Executive Vice President of El Paso Corporation (a natural gas and energy products provider), including, from 2000 to May 2005. Since October 2016, Mr. Somerhalder has served as a director of CenterPoint Energy, Inc. (a major publicly traded electric and natural gas utility). Mr. Somerhalder also is a Member of the National Petroleum Council and a past Chairman of the American Gas Association and the Interstate Natural Gas Association of America. With over four decades in the energy industry, Mr. Somerhalder is a senior-level executive with managerial and leadership expertise, and experience in general operations, strategic planning, business development, marketing and corporate restructuring (including mergers and acquisitions). In addition, Mr. Somerhalder brings extensive knowledge of the energy industry, and terminalling and logistics businesses and he has had extensive dealings with governmental and other regulatory agencies in multiple jurisdictions.
Alvin Bledsoe. Mr. Bledsoe was appointed as a director of general partner in September 2017, and since June 2011, he also has been a director of our sponsor, SunCoke Energy, Inc. From 1972 until his retirement from the firm in 2005, Mr. Bledsoe served in various senior roles at PricewaterhouseCoopers LLP, or PwC (an international accounting firm). In 2007, he joined the Board of Directors of Crestwood Gas Services GP LLC, the general partner of Crestwood Midstream Partners LP (a natural gas and crude oil logistics master limited partnership). Upon the October 2013 merger and subsequent related corporate restructuring between Crestwood Midstream Partners LP, Inergy, L.P. and Inergy Midstream, L.P., Mr. Bledsoe was appointed to the Boards of Crestwood Midstream GP LLC, the general partner of Crestwood Midstream Partners LP and Crestwood Equity GP LLC, the general partner of Crestwood Equity Partners LP (a natural gas and crude oil logistics master limited partnership holding company), where he chaired the Audit Committees of both companies. In 2015, Crestwood Equity Partners L.P. acquired Crestwood Midstream Partners L.P. and eliminated the need for a separate Board of Directors at Crestwood Midstream GP LLC. Following this acquisition, Mr. Bledsoe is a director of Crestwood Equity GP LLC, and chair its Audit Committee. Mr. Bledsoe is an experienced finance and public accounting executive, having spent his entire 33-year career with PwC. By virtue of his experience, Mr. Bledsoe is knowledgeable about finance, merger and acquisition transactions and major cost restructurings and possesses knowledge of the mining, utilities and energy industries. In addition, he brings relevant industry expertise, having served clients within these industry sectors and having served as the global leader for PwC’s Energy, Mining and Utilities Industries Assurance and Business Advisory Services Group. While at PWC, Mr. Bledsoe also gained experience working with boards of directors by interfacing with the boards of directors of his clients.
Director Independence
The Board of Directors of our general partner has determined that each of Messrs. Bledsoe and Somerhalder and Ms. Carnes are independent as defined under the independence standards established by the NYSE and the Exchange Act. In evaluating director independence with respect to Messrs. Bledsoe and Somerhalder and Ms. Carnes, the Board of Directors of our general partner assessed whether each of them possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Board Meetings; Committees of the Board of Directors
The Board of Directors of our general partner has an audit committee and a conflicts committee. The Board of Directors of our general partner does not have a compensation committee, but the Board of Directors of our general partner approves equity grants. No grants of Partnership equity were awarded to executive officers during 2017. The Board of Directors of our general partner held eight regular meetings in fiscal 2017. Each director who served in fiscal 2017 attended at least 90 percent of the meetings of the Board and Committees on which he or she served during the periods that he or she served in fiscal 2017.

Audit Committee
The audit committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Bledsoe and Somerhalder and Ms. Carnes, all of whom meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee is chaired by Mr. Bledsoe. The Board of Directors of our general partner has determined that Messrs. Bledsoe and Somerhalder and Ms. Carnes are “audit committee financial experts” within the meaning of the SEC rules. The audit committee operates pursuant to a written charter, a copy of which is available on our website at www.suncoke.com. The audit committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm, (4) oversee and monitor the Partnership’s internal audit function and independent auditors, and (5) monitor compliance with legal and regulatory requirements, including our Code of Business Conduct and Ethics. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee met eight times in fiscal 2017.
Conflicts Committee
Mr. Somerhalder and Ms. Carnes serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee is chaired by Mr. Somerhalder. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including SunCoke, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a Board of Directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
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
Section-16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, or SEC. Based upon our review of the filings made with the SEC and representations made by our directors, executive officers and >10% holders, we believe that our general partner’s executive officers and directors, and our affiliated >10% holders, timely filed all reports required under Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2017, except for the reports filed: (1) September 7, 2017, on behalf of Wayne L. Moore (former director) to report a sale of our common units; and (2) December 27, 2017, on behalf of Sun Coal & Coke LLC, to report a purchase of our common units. Each of these reports was inadvertently filed late due to administrative and clerical error.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
We are managed by the executive officers of our general partner who are also executive officers of, and are employed by, SunCoke and they participate in the employee benefit plans and compensation arrangements of SunCoke. Neither we nor our general partner have a compensation committee. The executive officers of our general partner are compensated directly by SunCoke. All decisions as to the compensation of the executive officers of our general partner who are involved in our management are made by the Compensation Committee of SunCoke. Therefore, we do not have any policies or programs relating to compensation of the executive officers of our general partner and we make no decisions relating to such compensation. We have no control over this compensation determination process. Other than any awards that may be granted in the future under our Long-Term Incentive Plan, the compensation of our general partner’s executive officers currently is, and in the future, will be, set by SunCoke. The executive officers of our general partner will continue to participate in SunCoke’s employee benefit plans and arrangements, including any SunCoke plans that may be established in the future. Pursuant to the terms of our omnibus agreement with SunCoke, we reimburse SunCoke for a portion of SunCoke’s compensation expense related to our general partner’s executive officers (which expenses include the share of the compensation paid to the executive officers of our general partner attributable to the time they spend managing out business). See “Item 10, Directors, Executive Officers and Corporate Governance-Management of SunCoke Energy Partners, L.P.” for information regarding the omnibus agreement and allocation of expenses between the entities that share the services of these executives. None of the executive officers of our general partner have employment agreements with us or are otherwise specifically compensated by us for their service as an executive officer of our general partner.
A full discussion of the policies and programs of the Compensation Committee of SunCoke will be set forth in the proxy statement for SunCoke’s 2018 annual meeting of stockholders which will be available upon its filing on the SEC’s website at www.sec.gov and on SunCoke’s website at www.suncoke.com at the “Investors - Financial Reports - Annual Report & Proxy” tab. SunCoke’s 2018 Proxy Statement also will be available free of charge from the Corporate Secretary of our general partner.

Summary Compensation Table
The following table sets forth certain information with respect to SunCoke’s compensation of our general partner’s named executive officers (NEOs), consisting of: (a) our principal executive officer; (b) our principal financial officer; and (c) the three most highly compensated executive officers (other than the principal executive officer and principal financial officer) who were serving as executive officers at the end of 2017; and (d) Mr. Henderson, who served as principal executive officer for much of 2017. The table summarizes the compensation attributable to services performed for us by our general partner’s NEOs during fiscal years 2015, 2016 and 2017 but determined and paid by SunCoke. The amounts reported in the table below were calculated based upon an estimate of the portion of each NEO’s total compensation paid by SunCoke which was reimbursed by us pursuant to the terms of the omnibus agreement. Further information regarding the compensation of our general partner’s NEOs, who also are named executive officers of SunCoke, will be set forth in SunCoke’s 2018 Proxy Statement. Compensation amounts set forth in SunCoke’s 2018 Proxy Statement will include all compensation paid by SunCoke, including the amounts shown in the table below, which are attributable to services performed for us.

Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards(2)	Option Awards(3)	Nonequity Incentive Plan Compensation(4)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All other Compensation(6)	Total
Michael G. Rippey Chairman & CEO	2017	$33,032	$—	$925,201	$209,199	$—	$—	$—	$1,167,432
Frederick A. Henderson Former Chairman & CEO	2017	463,492	—	1,066,924	266,729	585,738	—	127,614	2,510,497
	2016	435,492	—	973,578	231,683	748,610	—	10,862	2,400,225
	2015	461,992	—	600,082	1,142,878	347,452	—	59,322	2,611,726
Fay West SVP & CFO	2017	422,080	—	173,218	43,301	512,067	—	80,202	1,230,868
	2016	384,198	—	244,940	32,919	528,348	—	17,706	1,208,111
	2015	299,951	—	104,764	168,920	166,853	—	31,417	771,905
P. Michael Hardesty SVP, Commercial Ops., Bus. Dev. & Terminals	2017	225,749	—	95,391	23,847	239,644	—	69,861	654,492
	2016	215,020	—	134,896	18,129	258,734	—	40,288	667,067
	2015	186,406	—	43,985	191,561	79,868	—	47,294	549,114
Gary P. Yeaw SVP, Human Resources	2017	125,093	—	78,446	19,608	94,852	—	18,609	336,608
	2016	119,799	—	110,932	14,908	102,967	—	6,773	355,379
	2015	108,155	—	41,235	76,325	39,331	—	11,903	276,949
Katherine T. Gates SVP, Gen. Counsel & Chief Compliance Officer	2017	355,637	—	119,238	29,809	305,616	—	90,657	900,957
	2016	301,253	—	100,579	13,517	274,056	—	51,655	741,060
	2015	203,103	—	17,395	32,199	64,085	—	51,677	368,459
NOTES TO TABLE:

(1)
Name and Principal Position. Each of our NEOs split their professional time between SunCoke and us, and all compensation paid to them is determined and paid by SunCoke. In accordance with SEC rules, a portion of the total compensation paid by SunCoke to the NEOs is allocated to the services performed for us, based on an estimate of the portion of each NEO’s compensation which was reimbursed by us to SunCoke pursuant to the terms of the omnibus agreement, and which we believe accurately reflects the amount of compensation each NEO was paid for the services provided to us. For 2015, the applicable allocation percentage was approximately 47 percent, for 2016, the applicable allocation percentage was approximately 56 percent; and for 2017 the applicable allocation percentage was 59 percent. The total compensation paid by SunCoke to the NEOs in 2015, 2016 and 2017, as well as a discussion of how their compensation was determined, is disclosed in SunCoke’ 2018 Annual Meeting Proxy Statement.

(2)
Stock Awards. The NEOs do not receive any equity awards from us. Equity awards were granted to the NEOs pursuant to the terms of the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“LTPEP”), and such awards include time-based restricted common stock units and performance-based common stock units (RSUs and PSUs, respectively) of SunCoke. The amounts shown in the table are the grant date fair value for the portion of such awards attributable to us, computed in accordance with FASB ASC Topic 718. The assumptions used by SunCoke to determine the grant date fair value of these equity awards can be found in SunCoke’s Annual Report on Form 10-K for the year-ended December 31, 2017. For each NEO, the number and value of outstanding SunCoke equity awards (including unvested RSUs and PSUs) at year-end is reported in SunCoke’s 2018 Annual Meeting Proxy Statement. PSUs awarded under the LTPEP are subject to three-year “cliff” vesting and are settled in shares of SunCoke common stock, with eventual payout ranging from zero to 250% of target, depending upon the level of attainment of specified pre-determined performance goals and objectives for SunCoke. The value of these performance-based awards at grant date was calculated assuming that the highest level of performance conditions will be achieved.

(3)
Option Awards. Nonqualified stock option awards and Nonqualified performance stock options awards were granted under the terms of pursuant to the terms of the SunCoke LTPEP. Amounts shown are the grant date fair value of SunCoke stock option awards attributable to us computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used by SunCoke to determine the grant date fair value of the option awards can be found in Note 18 Share-Based Compensation, in SunCoke’s Annual Report on Form 10-K for the year-ended December 31, 2017. Once vested, the options may be exercised to acquire shares of SunCoke’s common stock. The NEOs do not receive any option awards from us. For each NEO, the number and value of outstanding SunCoke equity awards (including unexercised stock options) at year-end is reported in SunCoke’s 2017 Annual Meeting Proxy Statement.

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

(5)
Change in Pension Value and Nonqualified Deferred Compensation Earnings. SunCoke does not maintain any defined benefit pension plan, or supplemental executive retirement plan for its named executive officers, including our NEOs. However, our NEOs do participate in: (a) the SunCoke Energy, Inc. 401(k) Plan, a tax-qualified defined contribution plan available to all employees; and (b) the SunCoke Energy, Inc. Savings Restoration Plan, a nonqualified defined contribution plan for executives whose compensation exceeds IRS limits on compensation applicable to SunCoke’s 401(k) plan. For the periods presented in the table, there were no above-market, or preferential, earnings on any compensation deferred under SunCoke’s Savings Restoration Plan. Please refer to the “Nonqualified Deferred Compensation” table in SunCoke’s 2018 Proxy Statement for further details of each NEOs aggregate earnings and account balance under SunCoke’s Savings Restoration Plan.

(6)
All Other Compensation. Amounts shown represent payments made by SunCoke on behalf of the NEOs and attributable to us. These amounts include annual and matching contributions to SunCoke’s 401(k) and/or Savings Restoration Plan and a relocation stipend for Mr. Hardesty and Ms. Gates. None of these amounts were provided directly by us. No perquisites are disclosed because SunCoke does not provide its named executive officers (including our NEOs) with perquisites or other personal benefits such as partnership vehicles, club memberships, financial planning assistance, or tax preparation services.

(7)
Mr. Rippey was appointed as Chairman, Chief Executive Officer and President of our general partner, effective December 1, 2017, in conjunction with his election, effective December 1, 2017, as Chief Executive Officer, President and a director of SunCoke.

(8)
Mr. Henderson retired as Chairman, Chief Executive Officer and President of our general partner, effective December 1, 2017, coincident with his retirement as President and Chief Executive Officer of SunCoke. However, he continued to serve as Executive Chairman of SunCoke and was paid at his then-current base salary during the period from December 1, 2017 through December 31, 2017. In addition, Mr. Henderson retained his eligibility to receive 2017 annual cash incentive amounts payable under the SunCoke Energy, Inc. Annual Incentive Plan (the “AIP”) and SunCoke Energy Senior Executive Incentive Plan (the “SEIP”).

Long-Term Incentive Plan
In connection with the completion of our initial public offering in 2013, our general partner adopted the SunCoke Energy Partners, L.P. Long-Term Incentive Plan, or LTIP. The LTIP allows for grants of (1) restricted units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs, collectively referred to as Awards. The LTIP provides our general partner with maximum flexibility with respect to the design of compensatory arrangements for employees, officers, consultants, and directors of our general partner and any of its affiliates providing services to us. However, the only equity issued under the LTIP as of December 31, 2017 were quarterly payments of common units to those non-employee directors of our general partner who did not elect to defer receipt of their common unit retainer. Please see the section entitled “Director Compensation” for additional information regarding the compensation program for the non-employee directors of our general partner.
The LTIP is administered by the Board of Directors of our general partner or an alternative committee appointed by the Board of Directors of our general partner, to which we refer, collectively, as the “committee” for purposes of this summary. The committee has the power to determine to whom and when Awards will be granted, determine the amount of Awards (measured in cash or in shares of our common units), proscribe and interpret the terms and provisions of each Award agreement (the terms of which may vary), accelerate the vesting provisions associated with an Award, delegate duties under the LTIP and execute all other responsibilities permitted or required under the LTIP. The maximum aggregate number of common units that may be issued pursuant to any and all Awards under the LTIP shall not exceed 1,600,000 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, as provided under the LTIP.
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

•
Savings Restoration Plan. The Savings Restoration Plan, or SRP, is an unfunded, nonqualified deferred compensation plan administered by SunCoke and made available to participants in the SunCoke 401(k) Plan whose compensation exceeds the IRS limits on compensation that can be taken into account under that Plan ($270,000 for 2017 and $275,000 for 2018). Under the SRP, employees can make an advance election to defer on a pre-tax basis up to 50 percent of the portion of their salary and bonus that exceeds the compensation limit. Such amounts will be credited to a bookkeeping account established for each participant as of the date the amounts would otherwise have been paid to the participant. Employer contributions will be credited to the accounts of each employee who elects to defer compensation and they consist of (1) a matching contribution equal to 100 percent of the first 5 percent of compensation deferred by the participant under the SRP and (2) an additional contribution equal to 3 percent of the compensation deferred by the participant under the SRP. SunCoke Energy can also make additional discretionary contributions. Participants are fully vested in their own deferrals as well as the 3 percent employer contribution, and will vest in the employer matching contributions received for plan years and discretionary contributions in accordance with the vesting schedule in the 401(k) Plan, which provides for 100 percent vesting after three years of service. Participants can direct the investment of their bookkeeping accounts among the same investment alternatives available under the 401(k) Plan. Unless the participant elects otherwise, distributions are made in a lump sum on the first day of the seventh month following termination of employment with SunCoke (or immediately to the participant’s beneficiary in the event of the participant’s earlier death). The participant can elect, prior to his or her first year of participation, to receive a distribution in installments over two to ten years instead of a lump sum if he or she terminates due to retirement, which is defined as termination after attaining age 55 with 10 years of service, or age 60 with 5 years of service. In addition, a participant can elect, concurrently with the annual deferral election, to receive an in-service lump sum distribution of the amount he or she elects to defer for such year, with such payment date not earlier than three years from the end of the year in which the election is made. A participant can change the time or method of distribution in limited circumstances.
Severance and Change in Control Benefits. Our NEOs participate in the SunCoke Energy Executive Involuntary Severance Plan and the SunCoke Energy Special Executive Severance Plan. The purpose of these plans is to recognize an executive’s service to SunCoke Energy and provide a market competitive level of protection and assistance if an executive is involuntarily terminated.

•
Special Executive Severance Plan. SunCoke's Special Executive Severance Plan provides severance to designated executives whose employment is terminated by SunCoke other than for cause, death or disability, or who resign for good reason (as such terms are defined in the Plan) within two years following a change in control of SunCoke. Severance is generally payable in a lump sum, equal to two times the sum of the executive’s annual base salary and the greater of (i) 100 percent of the executive’s target annual incentive in effect immediately before the change in control or, if higher, employment termination date, or (ii) the average annual incentive awarded to the executive with respect to the three years ending before the change in control or, if higher, ending before the employment termination date, with the multiple depending on the executive’s position. Executives are also entitled to (x) a prorata portion of the current year Annual Incentive at Company performance if termination occurs after the first quarter of the calendar year, (y) the continuation of medical plan benefits (including dental) at active employee rates for the benefit extension period of two years (which run concurrently with COBRA), and (z) continuation of life insurance coverage equal to one time’s the executive’s base salary and outplacement services

•
Executive Involuntary Severance Plan. The Executive Involuntary Severance Plan provides severance to designated executives whose employment is terminated by SunCoke other than for cause (as defined in the Plan), death or disability. Severance is paid in monthly installments and ranges from one to one and half times the sum of the executive’s annual base salary and target annual incentive, depending on the executive’s position. Executives are also entitled to a prorata portion of the current year Annual Incentive at Company performance if termination occurs after the first quarter of the calendar year, the continuation of medical plan benefits (excluding dental) at active employee rates for the salary continuation period of one to one and a half years (which run concurrently with COBRA), and continuation of life insurance coverage equal to one time’s the executive’s base salary and outplacement services. Severance is subject to the execution of a release of claims against SunCoke and its affiliates, including us, at the time of termination of the executive’s employment.

Other SunCoke Benefits.
Our NEOs participate in the same basic benefits package and on the same terms as other eligible SunCoke employees. The benefits package includes the savings program described above, as well as medical and dental benefits, disability benefits, insurance (life, travel and accident), death benefits and vacations and holidays.
For additional detailed information regarding the compensatory plans, agreements and programs of SunCoke in which our NEOs participate, we encourage you to read SunCoke Energy, Inc.’s 2018 Annual Meeting Proxy Statement.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. During 2017, all compensation decisions with respect to our NEOs were made by the Compensation Committee of the Board of Directors of SunCoke, which is comprised entirely of independent members of SunCoke’s Board. In addition, none of these individuals receive any compensation directly from us or our general partner.
Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of SunCoke perform services on our behalf. We do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. For an analysis of any risks arising from SunCoke’s compensation policies and practices, please read SunCoke’s 2018 Proxy Statement.
Board Report on Compensation
Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

Members of The Board:
•Michael G. Rippey (Chairman)
•John W. Somerhalder, II (Conflicts Committee Chair)
•Alvin Bledsoe (Audit Committee Chair)
•Martha Z. Carnes
•Fay West
•Katherine T. Gates
•P. Michael Hardesty
Director Compensation
Currently, directors who are also employees of SunCoke receive no additional compensation for service on the general partner’s Board of Directors or any committees of the Board. As such, they are not included in the narrative or tabular disclosures below.
Compensation Philosophy: The Board of Directors believes that the compensation program for independent directors should be designed to: (i) attract experienced and highly qualified individuals; (ii) provide appropriate compensation for their commitment and contributions to the Partnership and its common unitholders; and (iii) align the interests of the independent directors and unitholders.
Retainers and Fees: The table below summarizes the current structure of our independent director compensation program:
Summary of Independent Director Compensation

	Mr. Alvin Bledsoe(1)	Ms. Martha Z. Carnes	Mr. John W. Somerhalder II
Annual Retainer (Cash Portion)	$52,000	$65,000	$65,000
Annual Retainer (Common Unit Portion)	68,000	85,000	85,000
SUBTOTAL (Base Retainers Only)	120,000	150,000	150,000

Audit Committee Chair Retainer (Cash)	20,000	Not applicable	Not applicable
Audit Committee Member Retainer (Cash)	Not applicable	10,000	10,000
Conflicts Committee Chair Retainer (Cash)	Not applicable	Not applicable	20,000
Conflicts Committee Member Retainer (Cash)	Not applicable	10,000	Not applicable
TOTAL	$140,000	$170,000	$180,000

(1)	Mr. Bledsoe also serves as an independent director on the Board of Directors of, SunCoke, where he chairs the Audit Committee, and is compensated by SunCoke Energy, Inc.
Long-Term Incentive Plan: Each of the general partner’s independent directors is entitled to receive a number of vested common units, paid quarterly, under the SunCoke Energy Partners GP LLC Long-Term Incentive Plan. These common units, representing limited partner interests in the Partnership, have an aggregate fair market value of $85,000 on an annualized basis. The fair market value of each quarterly payment is calculated as of the payment date, by dividing one-fourth of the aggregate portion of the annual common unit retainer value by the average closing price for a common unit during the ten trading days on the NYSE immediately prior to the payment date.
Directors’ Deferred Compensation Plan: The SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan, or Deferred Compensation Plan, permits the general partner’s independent directors to defer a portion of their cash and/or common unit compensation. Payments of compensation deferred under the Directors’ Deferred Compensation Plan are restricted in terms of the earliest and latest dates that payments may begin. Payments of compensation deferred under the Deferred Compensation Plan will be made at, or commence on, January 15 of the calendar year following the calendar year in which an independent director leaves the Board, with any successive annual installment payments to be made no earlier than January 15 of each such year. Each independent director has the option to defer his or her compensation in the form of phantom unit credits, cash units or a combination of both. Cash units accrue interest at a rate set annually by the Board. A phantom unit credit is treated as though invested in Partnership common units, but the phantom unit credits do not have voting rights. Phantom unit credits are credited with distribution equivalent rights (in the form of additional phantom unit credits), on the applicable date(s) for the Partnership’s cash distributions. Phantom unit credits are settled in cash based upon the average closing price for the Partnership’s common units during the ten trading days on the NYSE immediately prior to the payment date.
Unit Ownership Guidelines: The general partner’s independent directors are not required to hold any minimum amount of Partnership common units. Pursuant to the Partnership’s limited partnership agreement, the independent members of the general partner’s Conflicts Committee are not permitted to hold any ownership interest (including common stock) in SunCoke Energy, Inc. [NYSE: SXC].
Other Benefits: As part of their compensation package, the general partner's independent the directors are reimbursed for their out-of-pocket expenses related to attendance at Board and Board Committee meetings including: hotel rooms/lodging, meals, and transportation (e.g., commercial flights, trains, cars, parking, etc.).
Directors’ & Officers’ Insurance and Indemnification Agreements: The general partner’s limited liability company operating agreement (the “LLC Agreement”) requires that the general partner indemnify its directors and officers, to the fullest extent permitted by applicable law, against any costs, expenses (including legal fees and expenses) and other liabilities to which they may become subject by reason of their service to the general partner and/or the Partnership. The general partner maintains an appropriate program of liability insurance for its directors and officers and has entered into indemnification agreements with its independent directors and certain key executive officers. This insurance and the indemnification agreements supplement the indemnification obligations contained in provisions in the LLC Agreement.
Director Compensation Table
The following table sets forth the compensation for our independent directors in fiscal 2017:

Name(1)	Fees Earned or Paid in Cash(2)	Unit Awards(3)	All Other Compensation(4)	Total
Alvin Bledsoe	$24,000	$22,667	$200	$46,867
Martha Z Carnes	$28,333	$28,333	$—	$56,666
John W. Somerhalder, II	$31,667	$28,333	$528	$60,528
C. Scott Hobbs(5)	$116,667	$56,667	$109,720	$283,054
Wayne L. Moore(5)	$100,000	$56,667	$51,778	$208,445
Nancy M. Snyder(5)	$93,333	$56,667	$84,952	$234,952
NOTES TO TABLE:

(1)
Messrs. Hobbs and Moore, and Ms. Snyder, each resigned from our general partner’s Board of Directors effective September 1, 2017, and Messrs. Bledsoe and Somerhalder, and Ms. Carnes, were appointed to our general partner’s Board of Directors effective September 1, 2017.

(2)
The amounts in this column include all retainer and meeting fees paid or deferred pursuant to the Directors’ Deferred Compensation Plan in 2017. Messrs. Somerhalder and Hobbs each deferred 100 percent of their respective cash compensation into the Directors’ Deferred Compensation Plan.

(3)
The amounts in this column represent the fair value of the common unit retainer payments made to each director in fiscal 2017 as of the date of each quarterly payment, calculated pursuant to FASB ASC Topic 718. The number of common units granted to each independent director was determined by dividing the $21,250 quarterly common unit retainer payment by the average closing price of a Partnership common unit for the ten trading days preceding the payment date in 2017. Messrs. Bledsoe, Somerhalder and Hobbs, and Ms. Snyder each deferred their respective common unit retainers into the Directors’ Deferred Compensation Plan.

(4)	The amounts shown in this column reflect the value of distribution equivalents earned on deferred compensation account balances during 2017.

(5)
On January 22, 2018, Messrs. Hobbs and Moore, and Ms. Snyder received payment in cash for the entire balance of all deferred compensation credited to their respective deferred compensation accounts. In accordance with the terms of the Directors’ Deferred Compensation Plan, compensation deferred in the form of phantom unit credits was valued using the average closing price for our common units for the period of ten (10) trading days immediately prior to January 15, 2018. Mr. Hobbs received a cash payment of $998,285.13, Mr. Moore received a cash payment of $432,045.83, and Ms. Snyder received a cash payment of $738,651.68.

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
Independent Director Stock Ownership Guidelines: Consistent with our partnership agreement, Ms. Carnes and Mr. Somerhalder, as independent directors not otherwise affiliated with our general partner, or SunCoke Energy, Inc., are expected not to maintain any ownership interest in the common stock of SunCoke.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of January 31, 2018, the beneficial ownership of common units of SunCoke Energy Partners, L.P. held by: (i) affiliates of our general partner; (ii) each of the current directors and named executive officers of our general partner; and (iii) all current directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Sun Coal & Coke LLC(2)	28,268,728	61.2%
Michael G. Rippey	—	*
Fay West	—	*
P. Michael Hardesty	2,431	*
Gary P. Yeaw	2,500	*
Katherine T. Gates	—	*
Allison S. Lausas	300	*
Alvin Bledsoe(3)	1,000	*
Martha Z. Carnes	1,668	*
John W. Somerhalder, II(3)	—	*
All directors and executive officers as a group (9 people)	7,899	*

*	Less than one percent of our outstanding common units.

(1)	The business address for SunCoke Energy Partners, L.P. and each individual is 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.

(2)	Sun Coal & Coke LLC is a wholly owned direct subsidiary of SunCoke Energy, Inc., and is the sole member of our general partner.

(3)
Certain directors have elected to defer all or a portion of their compensation into phantom unit credits under the SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan described in the section entitled “Executive Compensation-Director Compensation---Directors' Deferred Compensation Plan.” Each phantom unit credit is treated as if it were invested in common units representing limited partnership interests in the Partnership, and distribution equivalents are credited in the form of additional phantom unit credits. These phantom unit credits do not have voting rights. Such phantom unit credits ultimately will be settled in cash following termination of the director’s service on the Board, based upon the average closing price for our common units for the ten trading days on the NYSE immediately prior to the payment date. The following directors hold such phantom unit credits: Mr. Bledsoe: 1,346.66 phantom unit credits; and Mr. Somerhalder: 3,564.70 phantom unit credits.

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

Name	Shares of Common Units	Percent of Common Units Outstanding
Raven Energy Holdings LLC(1)	2,423,643	5.24%

(1)	Number is based on information from our transfer agent (Computershare) records. The mailing address of Raven Energy Holdings LLC is: 3801 PGA Blvd. Suite 903, Palm Beach Gardens, FL 33410.
All of these reported units were owned by investment accounts (investment limited partnerships, a registered investment company and/or institutional accounts) managed, with discretion to purchase or sell securities, in each case by the reporting person.
Beneficial Ownership of Our Sponsor’s Common Stock by the Directors and Executive Officers of Our General Partner
The following table sets forth certain information regarding beneficial ownership of SunCoke Energy, Inc.’s common stock, as of January 31, 2018, by directors of our general partner, by each named executive officer and by all directors and executive officers of our general partner, as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of SunCoke common stock shown in the table. For purposes of this table, beneficial ownership includes shares of SunCoke common stock as to which the person has sole or shared voting or investment power and also any shares of SunCoke, Inc. common stock that such person has the right to acquire within 60 days of January 31, 2018, through the exercise of any option, warrant, or right.

Name	Shares of SunCoke Energy, Inc. Common Stock	Right to Acquire Within 60 Days After January 31, 2018(1)	Total	Percent of SunCoke Energy, Inc. Common Stock Outstanding
Michael G. Rippey	—	—	—	*
Fay West	22,407	159,632	182,039	*
P. Michael Hardesty(2)	65,717	106,553	172,270	*
Gary P. Yeaw	40,973	91,572	132,545	*
Katherine T. Gates(3)	5,699	32,849	38,548	*
Allison S. Lausas	3,928	12,182	16,110	*
Alvin Bledsoe(4)	5,934	—	5,934	*
Martha Z. Carnes(5)	—	—	—	*
John W. Somerhalder, II(5)	—	—	—	*
All directors and executive officers as a group (9 people)	144,658	402,788	547,446	*

*	Less than one percent of SunCoke's outstanding common stock.

(1)
The amounts shown in this column reflect shares of SunCoke Energy, Inc. common stock which the persons listed have the right to acquire as a result of the vesting of stock options, conversion of restricted share units, and/or settlement of performance share units at 100% of target, within 60 days after January 31, 2018 under certain plans, including the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan.

(2)
Mr. Hardesty also holds 8,651.304 units, valued at $6.28/unit, in the SunCoke 401(k) Plan, and 6,958.395 units, valued at $6.59/unit, in the SunCoke Energy, Inc. Savings Restoration Plan ("SRP"). Equivalent share ownership represented by these units was derived, in each case, by multiplying the number of units held by the current value per unit, and then dividing by $11.10/common share (NYSE closing price on January 31, 2018). Thus, Mr. Hardesty’s participation in these funds represents an aggregate share equivalent position of approximately 9,025.77 shares of SunCoke. This position is not reflected in the data shown in the foregoing table.

(3)
Ms. Gates also holds 3,433.452 units in the SRP. Equivalent share ownership represented by these units was derived by multiplying the number of units held by $6.59/unit (current value), and then dividing by $11.10/common share (NYSE closing price on January 31, 2018). Thus, Ms. Gates’ participation in the SRP represents a share equivalent position of approximately 2,038.42 shares of SunCoke. This position is not reflected in the data shown in the foregoing table.

(4)
Mr. Bledsoe is also a director of SunCoke Energy, Inc. and he has elected to defer a portion of his compensation from SunCoke in the form of Share Units under the SunCoke Energy, Inc. Directors’ Deferred Compensation Plan. Mr. Bledsoe currently holds 59,938.49 Share Units. These Share Units are not reflected in the data shown in the foregoing table. Each Share Unit is treated as if it were invested in SunCoke common stock, and dividend equivalents (if any) are credited in the form of additional Share Units. These Share Units do not have voting rights. Such Share Units ultimately will be settled in cash (based upon a ten-day average closing price for trading of SunCoke common stock on the NYSE prior to payment) following termination of Mr. Bledsoe’s service on SunCoke’s Board of Directors. A description of the SunCoke Energy, Inc. Directors’ Deferred Compensation Plan will be included in the proxy statement for SunCoke’s 2018 annual meeting of stockholders which will be available upon its filing on the SEC’s website at www.sec.gov and on SunCoke’s website at www.suncoke.com at the “Investors - Financial Reports - Annual Report & Proxy” tab. SunCoke’s 2018 Proxy Statement also will be available free of charge from the Corporate Secretary of our general partner.

(5)
Consistent with our partnership agreement, Ms. Carnes and Mr. Somerhalder, as independent directors otherwise unaffiliated with our general partner, or SunCoke, are expected not to maintain any ownership interest in the common stock of SunCoke Energy, Inc.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of December 31, 2017, regarding Partnership common units that may be issued upon conversion (assuming a one-for-one conversion) of securities granted under the general partner’s Long-Term Incentive Plan. For more information about this plan, which did not require approval by the Partnership’s limited partners, refer to "Item 11. Executive Compensation - Long-Term Performance Enhancement Plan.”
EQUITY COMPENSATION PLAN INFORMATION(1)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Not Applicable	Not Applicable	Not Applicable
Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	1,554,640

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
SunCoke, through its Sun Coal & Coke subsidiary, beneficially owns 28,268,728 common units representing an aggregate limited partnership interest in us of 59.9 percent, and indirectly owns and controls our general partner. SunCoke also appoints all of the directors of our general partner. In addition, our general partner owns a 2 percent general partner interest in us and all of our IDRs.
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
Arrangements Between SunCoke Energy and the Partnership
In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $7.0 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.4 million included in payable to affiliate, net on the Consolidated Balance Sheets as of December 31, 2016. During 2017, the Partnership paid the amounts due to SunCoke.

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
Indemnity. SunCoke will indemnify the Partnership with respect to remediation arising from any environmental matter discovered and identified as requiring remediation prior to the contribution by SunCoke to us of an interest in the Haverhill, Middletown and Granite City (Gateway) cokemaking facilities, except for any liability or increase in liability resulting from changes in environmental regulations; provided, however, that, in each case, SunCoke will be deemed to have contributed in satisfaction of this obligation, as of the effective date of the contribution of an interest in these cokemaking facilities, the amount identified in the applicable contribution agreement as being reserved to pre-fund existing environmental remediation projects.
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
Audit and Non-Audit Fees
KPMG served as the Partnership's principal independent public accountant. The following table shows the fees billed for audit, audit-related services and all other services for each of the last two years:

	Audit and Non-Audit Fees
	2017	2016
Audit and Non-Audit Fees(1)(2)	$864,475	$696,226

(1)	Audit fees in 2017 relate to professional services rendered in connection with the audit of our 2017 annual financial statements on our Form 10-K.

(2)	Audit fees in 2016 relate to professional services rendered in connection with the audit of our 2016 annual financial statements on our Form 10-K.
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
Financial statement schedules are omitted because required information is shown elsewhere in this report, is not necessary or is not applicable.

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

3.2.2
Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of SunCoke Energy Partners, L.P., dated October 17, 2017, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35782) filed on October 17, 2017

4.1
Senior Notes Indenture, dated as of May 24, 2017, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners Finance Corp., the Guarantors named therein, and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35782) filed on May 25, 2017.

10.4	Omnibus Agreement, dated January 24, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.4.1	Amendment No. 1 to Omnibus Agreement, dated March 17, 2014, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed on October 28, 2014
10.4.2	Amendment No. 2 to Omnibus Agreement, dated as of January 13, 2015, incorporated by reference to Exhibit 10.4.2 to the Annual Report on Form 10-K (File No. 001-35782) filed on February 24, 2015.

10.5	Credit Agreement, dated May 24, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35782) filed on May 25, 2017.

10.7†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill Coke Company LLC, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.3†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.4†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.5†
Amendment No. 5 to Coke Purchase Agreement, dated as of January 26, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.7.6†
Amendment No. 6 to Coke Purchase Agreement, dated as of March 15, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.8†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.8.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of May 8, 2012, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.9†
Energy Sales Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.9.1†
Supplemental Energy Sales Agreement, dated as of June 1, 2012, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.10†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.32 to SunCoke Energy Inc.'s Amendment No.7 to Registration Statement on Form S-1 (File No. 333-173022) filed July 20, 2011

10.10.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.33 to SunCoke Energy, Inc.'s Amendment No.2 to Registration Statement on Form S-1 (File No. 333-173022) filed June 3, 2011

10.10.2
Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K (File No. 001-35782) filed on February 24, 2015.

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
SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.19 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 21, 2012

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2018.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2018.

Signature	Title

/s/ Michael G. Rippey*	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Michael G. Rippey

/s/ Fay West	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Fay West

/s/ Allison S. Lausas*	Vice President, Finance and Controller (Principal Accounting Officer)
Allison S. Lausas

/s/ Katherine T. Gates*	Senior Vice President, General Counsel, Chief Compliance Officer and Director
Katherine T. Gates

/s/ P. Michael Hardesty*	Senior Vice President, Commercial Operations, Business Development, Terminals, and International Coke and Director
P. Michael Hardesty

/s/ Gary P. Yeaw*	Senior Vice President, Human Resources
Gary P. Yeaw

/s/ Martha Z. Carnes*	Director
Martha Z. Carnes

/s/ John W. Somerhalder, II*	Director
John W. Somerhalder, II

/s/ Alvin Bledsoe*	Director
Alvin Bledsoe

*      Fay West, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy Partners, L.P. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Fay West	February 15, 2018
Fay West