Form 10-Q
period 2018-03-31
SunCoke Energy Partners, L.P.
filed 2018-04-26
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The registrant had 46,227,148 common units outstanding at April 20, 2018.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SunCoke Energy Partners, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$214.8	$195.6
Costs and operating expenses
Cost of products sold and operating expenses	157.1	135.4
Selling, general and administrative expenses	8.2	8.5
Depreciation and amortization expense	21.5	21.6
Total costs and operating expenses	186.8	165.5
Operating income	28.0	30.1
Interest expense, net	15.0	12.6
Income before income tax expense	13.0	17.5
Income tax expense	0.3	149.2
Net income (loss)	12.7	(131.7)
Less: Net income (loss) attributable to noncontrolling interests	0.5	(2.4)
Net income (loss) attributable to SunCoke Energy Partners, L.P.	$12.2	$(129.3)

General partner's interest in net income (loss)	$0.3	$(1.3)
Limited partners' interest in net income (loss)	$11.9	$(128.0)
Net income (loss) per common unit (basic and diluted)	$0.26	$(2.77)
Weighted average common units outstanding (basic and diluted)	46.2	46.2
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$41.5	$6.6
Receivables	47.8	42.2
Receivables from affiliate, net	—	5.7
Inventories	79.7	79.4
Other current assets	3.2	1.9
Total current assets	172.2	135.8
Properties, plants and equipment (net of accumulated depreciation of $441.6 million and $423.1 million at March 31, 2018 and December 31, 2017, respectively)	1,259.2	1,265.6
Goodwill	73.5	73.5
Other intangible assets, net	163.6	166.2
Deferred charges and other assets	0.2	0.3
Total assets	$1,668.7	$1,641.4
Liabilities and Equity
Accounts payable	$77.6	$54.9
Accrued liabilities	11.4	14.6
Deferred revenue	3.6	1.7
Current portion of long-term debt and financing obligation	2.6	2.6
Interest payable	16.8	4.0
Total current liabilities	112.0	77.8
Long-term debt and financing obligation	818.4	818.4
Deferred income taxes	119.6	119.2
Other deferred credits and liabilities	10.1	10.1
Total liabilities	1,060.1	1,025.5
Equity
Held by public:
Common units (issued 17,769,955 and 17,958,420 units at March 31, 2018 and December 31, 2017, respectively)	198.8	207.0
Held by parent:
Common units (issued 28,457,193 and 28,268,728 units at March 31, 2018 and December 31, 2017, respectively)	358.0	365.4
General partner's interest	39.5	31.2
Partners' capital attributable to SunCoke Energy Partners, L.P.	596.3	603.6
Noncontrolling interest	12.3	12.3
Total equity	608.6	615.9
Total liabilities and equity	$1,668.7	$1,641.4
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$12.7	$(131.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	21.5	21.6
Deferred income tax expense	0.4	149.2
Changes in working capital pertaining to operating activities:
Receivables	(5.6)	(0.4)
Receivables/payables from affiliate, net	5.7	1.3
Inventories	(0.3)	(11.4)
Accounts payable	20.9	19.3
Accrued liabilities	(3.0)	(0.6)
Deferred revenue	1.9	3.1
Interest payable	12.8	(8.5)
Other	(0.9)	(2.5)
Net cash provided by operating activities	66.1	39.4
Cash Flows from Investing Activities:
Capital expenditures	(10.6)	(4.2)
Net cash used in investing activities	(10.6)	(4.2)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(0.3)
Repayment of financing obligation	(0.6)	(0.6)
Proceeds from revolving credit facility	53.5	10.0
Repayment of revolving credit facility	(53.5)	(10.0)
Distributions to unitholders (public and parent)	(29.5)	(29.5)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(0.5)	(0.5)
Capital contributions from SunCoke	10.0	—
Net cash used in financing activities	(20.6)	(30.9)
Net increase in cash, cash equivalents and restricted cash	34.9	4.3
Cash, cash equivalents and restricted cash at beginning of period	6.6	42.3
Cash, cash equivalents and restricted cash at end of period	$41.5	$46.6
Supplemental Disclosure of Cash Flow Information
Interest paid	$2.0	$20.9
Income taxes paid	$1.3	$0.3
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Common - Public	Common - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2017	$207.0	$365.4	$31.2	$12.3	$615.9
Partnership net loss	4.6	7.3	0.3	0.5	12.7
Distribution to unitholders, net of unit issuances	(10.6)	(16.9)	(2.0)	—	(29.5)
Distributions to noncontrolling interest	—	—	—	(0.5)	(0.5)
Public units acquired by SunCoke	(2.2)	2.2	—	—	—
SunCoke Capital Contributions	—	—	10.0	—	10.0
At March 31, 2018	$198.8	$358.0	$39.5	$12.3	$608.6
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us") primarily produces coke used in the blast furnace production of steel. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke.  We also provide handling and/or mixing services of coal and other aggregates at our logistics terminals.
At March 31, 2018, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") and SunCoke Energy, Inc. ("SunCoke") owned the remaining 2 percent ownership interest in each of Haverhill, Middletown, and Granite City. The Partnership also owns a 100 percent interest in all of its logistics terminals, which consist of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At March 31, 2018, SunCoke, through a subsidiary, owned a 60.3 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
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
Our logistics business provides handling and/or mixing services to steel, coke (including some of our and SunCoke's domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. The logistics business has terminals in Indiana, West Virginia, and Louisiana with the collective capacity to mix and/or transload more than 40 million tons of coal annually and has total storage capacity of approximately 3 million tons.
Organized in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended March 31, 2018 are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Adopted Accounting Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Partnership adopted this standard on January 1, 2018, using the modified retrospective method with no material impact on our revenue recognition model on an annual basis. See Note 10.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted cash.” The Partnership retrospectively adopted this ASU in the first quarter 2018 and modified the Partnership's cash flow presentation to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The restricted cash balance was zero at both March 31, 2018 and December 31, 2017, and was $0.4 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively. Historical restricted cash balances related to cash withheld in the 2015 acquisition of CMT to fund the completion of certain expansion capital improvements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. We have selected a technology tool to assist with the accounting and reporting requirements of this standard. While we are still evaluating the impact of adopting this standard, we expect that upon adoption the right-of-use assets and lease liabilities, such as various plant equipment rentals and the lease of our corporate office space, will increase the reported assets and liabilities on our Consolidated Balance Sheets. The Partnership expects to adopt this standard on January 1, 2019.
2. Related Party Transactions and Agreements
Transactions with Affiliate
Our logistics business provides handling and mixing services to certain SunCoke cokemaking operations. Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $2.5 million and $2.2 million for the three months ended March 31, 2018, and 2017, respectively.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $6.8 million and $6.9 million for the three months ended March 31, 2018 and 2017, respectively, and were included in selling, general and administrative expenses on the Consolidated Statements of Operations. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner.
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill, Middletown and Granite City cokemaking facilities arising from any known environmental matter discovered and identified as requiring remediation prior to the closing of the IPO and the dropdown of Granite City, respectively. SunCoke has contributed $129 million in partial satisfaction of this obligation and will reimburse us for additional spending in excess of $129 million as required for such known remediation obligations.
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
3. Cash Distributions and Net Income Per Unit
Cash Distributions
Our partnership agreement generally provides that we will make cash distributions, if any, each quarter according to the following percentage allocations:

	Total Quarterly Distribution Per Unit Target Amount		Marginal Percentage Interest in Distributions
			Unitholders	General Partner
First Target Distribution	up to $0.474375		98%	2%
Second Target Distribution	above $0.474375	up to $0.515625	85%	15%
Third Target Distribution	above $0.515625	up to $0.618750	75%	25%
Thereafter	above $0.618750		50%	50%
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
March 31, 2017	$0.5940	$29.5	June 1, 2017	May 15, 2017
June 30, 2017	$0.5940	$29.5	September 1, 2017	August 15, 2017
September 30, 2017	$0.5940	$29.5	December 1, 2017	November 15, 2017
December 31, 2017	$0.5940	$29.5	March 1, 2018	February 15, 2018
March 31, 2018(1)	$0.4000	$18.9	June 1, 2018	May 15, 2018

(1)	On April 26, 2018, our Board of Directors declared a cash distribution of $0.40 per unit, which will be paid on June 1, 2018, to unitholders of record on May 15, 2018.
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

The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Net income (loss) attributable to SunCoke Energy L.P.	$12.2	$(129.3)
General partner's incentive distribution rights	—	1.4
Net income (loss) attributable to partners, excluding incentive distribution rights	12.2	(130.7)
General partner's ownership interest:	2.0%	2.0%
General partner's allocated interest in net income (loss)(1)	0.3	(2.7)
General partner's incentive distribution rights	—	1.4
Total general partner's interest in net income (loss)	$0.3	$(1.3)
Common - public unitholder's interest in net income (loss)	$4.6	$(57.6)
Common - SunCoke interest in net income (loss)	7.3	(70.4)
Total limited partners' interest in net income (loss)	$11.9	$(128.0)

(1)
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

The calculation of earnings per unit is as follows:

	Three Months Ended March 31,
	2018	2017

	(Dollars and units in millions, except per unit amounts)
Net income (loss) attributable to SunCoke Energy L.P.	$12.2	$(129.3)
General partner's distributions (including zero and $1.4 million, of cash incentive distribution rights declared, respectively)	0.4	2.0
Limited partners' distributions on common units	18.5	27.5
Distributions greater than earnings/loss	(6.7)	(158.8)
General partner's earnings (loss):
Distributions (including zero and $1.4 million, of cash incentive distribution rights declared, respectively)	0.4	2.0
Allocation of distributions greater than earnings/loss	(0.1)	(3.3)
Total general partner's earnings (loss)	0.3	(1.3)
Limited partners' earnings (loss) on common units:
Distributions	18.5	27.5
Allocation of distributions greater than earnings/loss	(6.6)	(155.5)
Total limited partners' earnings (loss) on common units	11.9	(128.0)

Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	46.2
Net income (loss) per limited partner unit:
Common - basic and diluted	$0.26	$(2.77)
Unit Activity
Unit activity for the three months ended March 31, 2018:

	Common - Public	Common - SunCoke	Total Common
At December 31, 2017	17,958,420	28,268,728	46,227,148
Common units acquired by SunCoke	(188,465)	188,465	—
At March 31, 2018	17,769,955	28,457,193	46,227,148
4. Inventories
The components of inventories were as follows:

	March 31, 2018	December 31, 2017

	(Dollars in millions)
Coal	$45.2	$41.0
Coke	5.5	9.5
Materials, supplies, and other	29.0	28.9
Total inventories	$79.7	$79.4

5. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Logistics segment was $73.5 million at both March 31, 2018 and December 31, 2017.
The components of other intangible assets, net were as follows:

		March 31, 2018			December 31, 2017
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	5	$24.0	$8.5	$15.5	$24.0	$7.8	$16.2
Customer relationships	14	28.7	6.2	22.5	28.7	5.7	23.0
Permits	25	139.0	13.5	125.5	139.0	12.2	126.8
Trade name	1	1.2	1.1	0.1	1.2	1.0	0.2
Total		$192.9	$29.3	$163.6	$192.9	$26.7	$166.2
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 3.2 years.
Total amortization expense for intangible assets subject to amortization was $2.6 million for both the three months ended March 31, 2018 and 2017.
6. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary. The Partnership recorded income tax expense of $0.3 million for the three months ended March 31, 2018 primarily related to local taxes and activities related to Gateway Cogeneration Company LLC.
In January 2017, the IRS announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. As a result, the Partnership recorded deferred income tax expense of $148.6 million during the three months ended March 31, 2017 related to the future tax obligation expected to be owed for the projected book to tax differences at the end of the 10-year transition period.

7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	March 31, 2018	December 31, 2017

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$700.0	$700.0
Revolving credit facility, due 2022 ("Partnership Revolver")	130.0	130.0
5.82 percent financing obligation, due 2021 ("Financing Obligation")	12.1	12.7
Total borrowings	842.1	842.7
Original issue discount	(5.7)	(5.9)
Debt issuance cost	(15.4)	(15.8)
Total debt and financing obligation	821.0	821.0
Less: current portion of long-term debt and financing obligation	2.6	2.6
Total long-term debt and financing obligation	$818.4	$818.4
Partnership Revolver
The Partnership Revolver has a capacity of $285.0 million. As of March 31, 2018, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $130.0 million, leaving $153.1 million available.
Covenants
Under the terms of the Partnership Revolver, the Partnership is subject to a maximum leverage ratio of 4.50:1.00 prior to June 30, 2020 and 4.00:1.00 after June 30, 2020, and a minimum consolidated interest coverage ratio of 2.50:1.00. The Partnership Revolver contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $35 million.
As of March 31, 2018, the Partnership was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
We retained an aggregate of $119 million in proceeds from the Partnership's IPO and subsequent dropdowns to fund these environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. SunCoke spent $7 million related to these projects. We have spent approximately $111 million to date and the remaining capital is expected to be spent through the first quarter of 2019. Pursuant to the omnibus agreement, SunCoke, through the general partner, made a capital contribution of $10 million to us during the first quarter 2018 for these known environmental remediation projects. SunCoke expects to make an additional capital contribution to us of approximately $10 million for the estimated future spending related to these environmental remediation projects.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership did not have material cash equivalents at March 31, 2018 or December 31, 2017.
Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires us to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration was $2.5 million at both March 31, 2018 and December 31, 2017 and was included in other deferred charges and liabilities on the Consolidated Balance Sheets.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2018 and December 31, 2017, the estimated fair value of the Partnership's total debt was $863.0 million and $875.0 million, respectively, compared to a carrying amount of $842.1 million and $842.7 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
10. Revenue from Contracts with Customers
Cokemaking
Substantially all our coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal USA LLC and/or its affiliates (“AM USA”), AK Steel Holding Corporation ("AK Steel") and United States Steel Corporation ("U.S. Steel"), who are three of the largest blast furnace steelmakers in North America. The take-or-pay provisions of our agreements require us to deliver minimum annual tonnage, which varies by contract, but covers at least 90 percent of each facility's annual capacity. The take-or-pay provisions also require our customers to purchase such volumes of coke or pay the contract price for any tonnage they elect not to take. These coke sales agreements have an average remaining term of approximately seven years, and to date, our coke customers have satisfied their obligations under these agreements.

Our coke sales prices include an operating cost component, a coal cost component and a return of capital component. Operating costs under one of our coke sales agreements are contractual, subject to an annual adjustment based on an inflation index. Under our other three coke sales agreements operating costs are passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and generally we share any difference in costs from the budgeted amounts with our customers. Our coke sales agreements contain pass-through provisions for coal and coal procurement costs, subject to meeting contractual coal-to-coke yields. To the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. The reimbursement of pass-through operating and coal costs from these coke sales agreements are considered to be variable consideration components included in the cokemaking sales price. The return of capital component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. This component of our coke sales prices is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is also impacted by favorable or unfavorable performance on pass-through cost items. Revenues are recognized when performance obligations to our customers are satisfied in an amount that reflects the consideration that we expect to receive in exchange for the coke.
Logistics
In our logistics business, handling and/or mixing services are provided to steel, coke (including some of our and SunCokes's domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services consist primarily of two performance obligations, unloading and loading of materials. Our logistics business has long-term, take-or-pay agreements requiring us to handle over 15 million tons annually. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Estimated take-or-pay revenue of approximately $430 million from all of our long-term logistics contracts is expected to be recognized over the next six years for unsatisfied or partially unsatisfied performance obligations as of March 31, 2018. To date, our customers have satisfied their obligations under these agreements. Included with these long-term, take-or-pay arrangements are our contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which cover 10 million tons of CMT's annual transloading capacity of 15 million tons. Revenues in our logistics business are recognized when the customer receives the benefits of the services provided, in an amount that reflects the consideration that we will receive in exchange for those services. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue will be recognized at the earlier of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) as a result of a remote likelihood that the customer would exercise its right to the performance obligation. The following table provides changes in the Partnership's deferred revenue:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Opening balance	$1.7	$2.5
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(0.6)	(0.5)
Billings in excess of services performed, not recognized as revenue	2.5	3.6
Ending balance	$3.6	$5.6
Energy
Our energy sales are made pursuant to either steam or energy supply and purchase agreements or is sold into the regional power market. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. The energy provided under these arrangements result in transfer of control over time. Revenues are recognized as energy is delivered to our customers, in an amount based on the terms of each arrangement.

Disaggregated sales and other operating revenue
The following table provides disaggregated sales and other operating revenue by product or service:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$174.8	$157.3
Energy	13.6	13.6
Logistics	24.4	21.9
Other	2.0	2.8
Sales and other operating revenue	$214.8	$195.6

The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$37.1	$40.2
AK Steel	92.9	83.5
U.S. Steel	51.7	47.7
Foresight and Murray	14.1	11.5
Other	19.0	12.7
Sales and other operating revenue	$214.8	$195.6
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Operations and are generally passed through to our customers. The Partnership has elected to account for shipping and handling activities as a promise to fulfill the transfer of coke.
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$190.0	$173.2
Logistics	24.8	22.4
Logistics intersegment sales	1.7	1.8
Elimination of intersegment sales	(1.7)	(1.8)
Total sales and other operating revenue	$214.8	$195.6
Adjusted EBITDA:
Domestic Coke	$40.3	$42.5
Logistics	13.4	13.0
Corporate and Other	(4.2)	(3.8)
Total Adjusted EBITDA	$49.5	$51.7
Depreciation and amortization expense:
Domestic Coke	$14.7	$15.7
Logistics	6.8	5.9
Total depreciation and amortization expense	$21.5	$21.6
Capital expenditures:
Domestic Coke	$10.3	$3.6
Logistics	0.3	0.6
Total capital expenditures	$10.6	$4.2
The following table sets forth the Partnership's segment assets:

	March 31, 2018	December 31, 2017

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,181.6	$1,151.4
Logistics	486.2	489.8
Corporate and Other	0.9	0.2
Total assets	$1,668.7	$1,641.4
The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which represents earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for any loss (gain) on extinguishment of debt and/or changes to our contingent consideration liability related to our acquisition of CMT. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Net income (loss)	$12.7	$(131.7)
Add:
Depreciation and amortization expense	21.5	21.6
Interest expense, net	15.0	12.6
Income tax expense	0.3	149.2
Adjusted EBITDA	$49.5	$51.7
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	0.8	0.8
Adjusted EBITDA attributable to SunCoke Energy Partners	$48.7	$50.9

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$66.1	$39.4
Add:
Cash interest paid	2.0	20.9
Cash taxes paid	1.3	0.3
Changes in working capital(2)	(19.6)	(11.3)
Other adjustments to reconcile cash provided by operating activities to Adjusted EBITDA	(0.3)	2.4
Adjusted EBITDA	$49.5	$51.7
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	0.8	0.8
Adjusted EBITDA attributable to SunCoke Energy Partners	$48.7	$50.9

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

(2)	Changes in working capital exclude those items not impacting Adjusted EBITDA, such as changes in interest payable and income taxes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item, and Note 11 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow.
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us") primarily produces coke used in the blast furnace production of steel. At March 31, 2018, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") and SunCoke Energy, Inc. ("SunCoke") owned the remaining 2 percent ownership interest in each of Haverhill, Middletown, and Granite City. The Partnership also owns a 100 percent interest in all of its logistics terminals, which consist of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At March 31, 2018, SunCoke, through a subsidiary, owned a 60.3 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDR").
Our coke sales are made pursuant to long-term, take-or-pay agreements. These coke sales agreements have an average remaining term of approximately seven years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. To date, our customers have satisfied their obligations under these agreements. The coke sales agreement and energy sales agreement with AK Steel Holding Corporation ("AK Steel") at our Haverhill facility are subject to early termination by AK Steel only if AK Steel meets both of the following two criteria: (1) AK Steel permanently shuts down operation of the iron producing portion of its Ashland Plant and (2) AK Steel has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant iron production capacity. AK Steel must give at least two years prior notice of its intention to terminate the agreement. The Partnership finds that neither of the criteria have met. No other coke sales contract has an early termination clause.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. While our steelmaking customers continue to operate in an environment that is challenged by global overcapacity, they have benefited from improved steel pricing, favorable trade policies, including new U.S. steel tariffs signed into order during the first quarter of 2018, and solid end market demand. In response to the improving macro environment, United States Steel Corporation (“U.S. Steel”) recently announced that it intends to restart one of the blast furnaces at its Granite City Works facility in the second half of 2018. Despite the improving market trends, AK Steel has kept portions of its Ashland Kentucky Works facility idled as it awaits further signs of market stability.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers, pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel pursuant to energy sales agreements.

The following table sets forth information about our cokemaking facilities and our coke, steam and energy sales agreements as of March 31, 2018:

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

We also provide handling and/or mixing services of coal and other aggregates with our logistics business, which consists of CMT, KRT and Lake Terminal. CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois Basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its current capacity as well as 350 thousand liquid tons. In 2017, we secured barge unloading capabilities to efficiently unload coal, petroleum coke and other materials from barges at CMT’s dock. The addition of barge unloading capabilities complements CMT's existing rail and truck offerings and provides the terminal with the ability to transload and mix a significantly broader variety of materials. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal is located in East Chicago, Indiana and provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations.
Our logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of approximately 3 million tons. Our services are provided to steel, coke (including some of our and SunCoke's domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Services provided to our and SunCoke's domestic cokemaking facilities are provided under contracts with terms equivalent to those of an arm's-length transactions. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue will be recognized at the earlier of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) as a result of a remote likelihood that the customer would exercise its right to the performance obligation.
The financial performance of our logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index report ("API5 index price"), which reflect high-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. Our KRT terminals serve two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand.
API2 and API5 index prices remain attractive for Illinois Basin producers, which should support continued strong volumes at CMT even though prices have retraced somewhat from recent highs. Late in the first quarter of 2018, near historic water levels on the Mississippi River adversely impacted our barge unloading activities and temporarily limited larger vessel loading activity at CMT. River conditions are now slowly returning to normal. At KRT, first quarter metallurgical market conditions and volumes were generally favorable, however thermal market volumes remained low due to low natural gas prices and flooding on the Ohio and Kanawha rivers that disrupted barge related activity. We expect thermal market demand to slowly improve as a result of depleted inventory levels during recent winter period.
Organized in Delaware in July 2012, and headquartered in Lisle, Illinois, we are a master limited partnership whose common units, representing limited partnership interests, were first listed for trading on the New York Stock Exchange (“NYSE”) in January 2013 under the symbol “SXCP.”
First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(Dollars in millions)
Net income (loss)	$12.7	$(131.7)	$144.4
Net cash provided by operating activities	$66.1	$39.4	$26.7
Adjusted EBITDA	$49.5	$51.7	$(2.2)
First quarter 2018 results reflect a solid operating performance and record sales volumes at CMT. See detailed analysis of the quarter's results throughout the MD&A.
Items Impacting Comparability

•
IRS Final Regulations on Qualifying Income. In January 2017, the IRS announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. As a result of the qualifying income exception, the Partnership recorded deferred income tax expense of $148.6 million during the three months ended March 31, 2017, related to the future tax obligation expected to be owed for the projected book to tax differences at the end of the 10-year transition period. A portion of this deferred tax liability, $3.0 million, was attributable to SunCoke's retained ownership interest in the cokemaking facilities and, therefore, was also reflected as a reduction in noncontrolling interest during the three months ended March 31, 2017.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$214.8	$195.6	$19.2
Costs and operating expenses
Cost of products sold and operating expenses	157.1	135.4	21.7
Selling, general and administrative expenses	8.2	8.5	(0.3)
Depreciation and amortization expense	21.5	21.6	(0.1)
Total costs and operating expenses	186.8	165.5	21.3
Operating income	28.0	30.1	(2.1)
Interest expense, net	15.0	12.6	2.4
Income before income tax expense	13.0	17.5	(4.5)
Income tax expense	0.3	149.2	(148.9)
Net income (loss)	12.7	(131.7)	144.4
Less: Net income (loss) attributable to noncontrolling interests	0.5	(2.4)	2.9
Net income (loss) attributable to SunCoke Energy Partners, L.P.	$12.2	$(129.3)	$141.5
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three months ended March 31, 2018 compared to the same prior year period, primarily due to the pass-through of higher coal prices in our Domestic Coke segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2018 decreased compared to the same prior year period primarily due to lower legal expenses, partially offset by $0.4 million of unfavorable period-over-period, mark-to-market adjustments on deferred compensation driven by changes in the Partnership's unit price.
Interest Expense, net. The increase in interest expense, net during the three months ended March 31, 2018 compared to the same prior year period was primarily due to higher interest rates on the 2025 Partnership Notes issued in May 2017.
Income Taxes. The Partnership recorded income tax expense of $0.3 million and $149.2 million during the three months ended March 31, 2018 and 2017, respectively. The prior year income tax expense was impacted by the IRS Final Regulations previously discussed in "Items Impacting Comparability."
Noncontrolling Interest. Net income (loss) attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. The change in net income (loss) attributable to noncontrolling interest for the three months ended March 31, 2017 was driven by the absence of the $3.0 million impact of the IRS Final Regulations recorded in the prior year period, previously described in "Items Impacting Comparability."
Results of Reportable Business Segments
We report our business results through two segments:

•
Domestic Coke consists of our Haverhill, Middletown and Granite City cokemaking and heat recovery operations located in Franklin Furnace, Ohio; Middletown, Ohio; and Granite City, Illinois, respectively.

•	Logistics consists of our handling and/or mixing in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; and Convent, Louisiana.
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
Segment Operating Data
The following tables set forth financial and operating data for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$190.0	$173.2
Logistics	24.8	22.4
Logistics intersegment sales	1.7	1.8
Elimination of intersegment sales	(1.7)	(1.8)
Total Sales and other operating revenues	$214.8	$195.6
Adjusted EBITDA(1):
Domestic Coke	$40.3	$42.5
Logistics	13.4	13.0
Corporate and Other	(4.2)	(3.8)
Total Adjusted EBITDA	$49.5	$51.7
Coke Operating Data:
Domestic Coke capacity utilization	98%	100%
Domestic Coke production volumes (thousands of tons)	554	567
Domestic Coke sales volumes (thousands of tons)	568	564
Domestic Coke Adjusted EBITDA per ton(2)	$70.95	$75.35
Logistics Operating Data:
Tons handled (thousands of tons)(3)	5,531	5,449
CMT take-or-pay shortfall tons (thousands of tons)(4)	172	544

(1)
See Note 11 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2018 and 2017.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

(4)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2018 vs. 2017
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$173.2	$42.5
Volumes	4.0	(0.1)
Coal cost recovery and yields(1)	14.1	(0.1)
Operating and maintenance costs(2)	(0.7)	(2.1)
Energy and other	(0.6)	0.1
Current year period	$190.0	$40.3

(1)	The increase in revenues was driven by the pass-through of higher coal prices.

(2)	Adjusted EBITDA was impacted by the timing of planned outage and maintenance costs.
Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2018 vs. 2017
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$24.2	$13.0
Transloading volumes(1)	2.4	1.5
Price/margin impact of mix in transloading services	0.2	0.2
Operating and maintenance costs and other(2)	(0.3)	(1.3)
Current year period	$26.5	$13.4

(1)	The increase in revenues and Adjusted EBITDA during the three months ended March 31, 2018 was driven primarily by record sales volumes at CMT in the current year period.

(2)	Near historic water levels resulted in increased operating costs at CMT, negatively impacting Adjusted EBITDA during the first quarter of 2018 compared to the same prior year period.
Corporate and Other
Corporate and other expenses increased $0.4 million to $4.2 million during the three months ended March 31, 2018, as compared to the same prior year periods driven by unfavorable period-over-period, mark-to-market adjustments in deferred compensation caused by changes in the Partnership's unit price.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves, and replacement of partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of March 31, 2018, we had $41.5 million of cash and cash equivalents and $153.1 million of borrowing availability under the Partnership Revolver.

Covenants
As of March 31, 2018, the Partnership was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
Credit Rating
In February 2018, S&P Global Ratings ("S&P Global") reaffirmed the Partnership's corporate credit rating of BB- (stable).
Distribution
On April 26, 2018, the Partnership's Board of Directors declared a quarterly cash distribution of $0.40 per unit. This distribution will be paid on June 1, 2018 to unitholders of record on May 15, 2018. Management and the Partnership's Board of Directors believe reallocating capital towards paying down debt and building additional liquidity will maximize long-term value for all unitholders, as a stronger balance sheet and increased financial flexibility better positions the Partnership for long-term success. This new distribution policy will enable us to achieve our stated leverage target of 3.50:1.00 or lower by the end of 2019, and it will provide the desired cushion when our maximum leverage covenant steps down from the current 4.50:1:00 to 4.00:1.00 in June of 2020.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Net cash provided by operating activities	$66.1	$39.4
Net cash used in investing activities	(10.6)	(4.2)
Net cash used in financing activities	(20.6)	(30.9)
Net increase in cash, cash equivalents and restricted cash	$34.9	$4.3
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $26.7 million to $66.1 million for the three months ended March 31, 2018 as compared to $39.4 million in the corresponding period of 2017. The improvement was driven by the timing of interest payments as a result of the Partnership's debt restructuring in the second quarter of 2017, which decreased interest paid during the quarter by $18.9 million as compared to the same prior year period. The remaining improvement was driven by favorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily as a result of timing of coal purchases and related payments.
Cash Used in Investing Activities
Net cash used in investing activities increased $6.4 million for the three months ended March 31, 2018 as compared to the corresponding period in 2017. The increase was due to higher capital spending, primarily related to the environmental remediation project at our Granite City facility.
Cash Used in Financing Activities
Net cash used in financing activities was $20.6 million for the three months ended March 31, 2018. The Partnership paid distributions of $30.0 million to its unitholders and SunCoke during the first three months of 2018. Pursuant to the omnibus agreement, SunCoke, through the general partner, made a capital contribution of $10 million to us during the first quarter 2018 for certain known environmental remediation.
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

The following table summarizes ongoing, the environmental remediation projects and expansion capital expenditures for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Ongoing capital	$3.3	$1.0
Environmental remediation projects(1)	7.3	3.1
Expansion capital:
CMT expansion	—	0.1
Total	$10.6	$4.2

(1)	Includes $0.5 million and $0.1 million of capitalized interest, in connection with the environmental remediation projects, during the three months ended March 31, 2018 and 2017, respectively.
In 2018, we expect our capital expenditures to be approximately $61 million, which is comprised of the following:

•	Total ongoing capital expenditures of approximately $25 million;

•	Total capital expenditures on the environmental remediation projects of approximately $35 million; and

•	Total expansion capital of approximately $1 million in our Logistics segment.
We retained $119 million in proceeds from our initial public offering and subsequent dropdowns to fund our environmental remediation projects to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $111 million to date and the remaining capital is expected to be spent through the first quarter of 2019. Pursuant to the omnibus agreement, SunCoke, through the general partner, made a capital contribution of $10 million to us during the first quarter 2018 for these known environmental remediation projects. SunCoke expects to make an additional capital contribution to us of approximately $10 million for the estimated future spending related to these environmental remediation projects.
Off-Balance Sheet Arrangements
We have letters of credit, operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the three months ended March 31, 2018. Please refer to our Annual Report on Form 10-K filed on February 15, 2018 for further disclosure of these arrangements. Other than these arrangements, the Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.

Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2018. Please refer to our Annual Report on Form 10-K filed on February 15, 2018 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.
Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 11 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2018 and 2017, respectively. This reconciliation has been updated to reflect the impact of our debt refinancing activity.
Below is a reconciliation of 2018 estimated Adjusted EBITDA from its closest GAAP measures:

	2018
	Low	High
	(Dollars in millions)
Net Income	$68	$83
Add:
Depreciation and amortization expense	88	83
Interest expense	60	60
Income tax expense	2	3
Adjusted EBITDA	$218	$229
Subtract:
Adjusted EBITDA attributable to controlling interest(1)	3	4
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$215	$225

	2018
	Low	High
	(Dollars in millions)
Net cash provided by operating activities	145	160
Add:
Cash interest paid	60	60
Cash income tax paid	2	3
Changes in working capital and other(2)	11	6
Adjusted EBITDA	218	229
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	3	4
Adjusted EBITDA attributable to SunCoke Energy Partners.L.P.	215	225

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

(2)	Changes in working capital exclude those items not impacting Adjusted EBITDA, such as changes in interest payable and income taxes payable.

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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our logistics business, including the supply and demand for thermal and metallurgical coals;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers and/or suppliers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the steel industry and in other industries in which our customers and/or suppliers operate;

•	volatility and cyclical downturns in the coal market, in the carbon steel industry, and other industries in which our customers and/or suppliers operate;

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

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with applicable federal, state, or local laws and regulations, including but not limited to those relating to environmental matters;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking and/or logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate asset sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	receipt of required permits and other regulatory approvals and compliance with contractual obligations and/or bonding requirements in connection with our cokemaking and/or logistics operations;

•	claims of noncompliance with any statutory and regulatory requirements;

•	the accuracy of our estimates of any necessary reclamation and/or remediation activities;

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
There have been no material changes to the Partnership's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, we implemented a new enterprise resource planning ("ERP") system. Accordingly, we modified the design and documentation of certain internal control processes and procedures relating to the new ERP system. Other than the ERP and related systems implementation, there have been no changes in the Partnership's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2018.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Market Repurchases
There has been no activity with respect to the program to repurchase outstanding units during the three months ended March 31, 2018. Please refer to SunCoke Energy Partners' Annual Report on Form 10-K filed on February 15, 2018 for further information on the program.
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

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Equity; and, (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on April 26, 2018.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)