Form 10-Q
period 2018-09-30
SunCoke Energy Partners, L.P.
filed 2018-10-25
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

The registrant had 46,227,148 common units outstanding at October 19, 2018.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SunCoke Energy Partners, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$224.1	$214.0	$667.5	$610.2
Costs and operating expenses
Cost of products sold and operating expenses	162.2	146.2	484.3	431.0
Selling, general and administrative expenses	7.8	7.4	24.7	24.4
Depreciation and amortization expense	23.1	20.2	64.8	63.3
Total costs and operating expenses	193.1	173.8	573.8	518.7
Operating income	31.0	40.2	93.7	91.5
Interest expense, net	14.9	15.1	44.9	41.7
Loss on extinguishment of debt	—	0.1	—	20.0
Income before income tax expense	16.1	25.0	48.8	29.8
Income tax expense	0.4	1.7	1.0	150.7
Net income (loss)	15.7	23.3	47.8	(120.9)
Less: Net income (loss) attributable to noncontrolling interests	0.4	0.7	1.5	(1.3)
Net income (loss) attributable to SunCoke Energy Partners, L.P.	$15.3	$22.6	$46.3	$(119.6)

General partner's interest in net income	$0.4	$1.9	$1.0	$1.8
Limited partners' interest in net income (loss)	$14.9	$20.7	$45.3	$(121.4)
Net income (loss) per common unit (basic and diluted)	$0.32	$0.45	$0.98	$(2.63)
Weighted average common units outstanding (basic and diluted)	46.2	46.2	46.2	46.2
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
	(Dollars in millions)
Assets
Cash and cash equivalents	$24.2	$6.6
Receivables	53.2	42.2
Receivables from affiliate, net	0.6	5.7
Inventories	82.1	79.4
Other current assets	3.7	1.9
Total current assets	163.8	135.8
Properties, plants and equipment (net of accumulated depreciation of $479.1 million and $423.1 million at September 30, 2018 and December 31, 2017, respectively)	1,258.2	1,265.6
Goodwill	73.5	73.5
Other intangible assets, net	158.4	166.2
Deferred charges and other assets	0.2	0.3
Total assets	$1,654.1	$1,641.4
Liabilities and Equity
Accounts payable	$90.5	$54.9
Accrued liabilities	13.0	14.6
Deferred revenue	2.6	1.7
Current portion of long-term debt and financing obligation	2.7	2.6
Interest payable	16.3	4.0
Total current liabilities	125.1	77.8
Long-term debt and financing obligation	793.3	818.4
Deferred income taxes	120.3	119.2
Other deferred credits and liabilities	10.8	10.1
Total liabilities	1,049.5	1,025.5
Equity
Held by public:
Common units (issued 17,727,249 and 17,958,420 units at September 30, 2018 and December 31, 2017, respectively)	196.9	207.0
Held by parent:
Common units (issued 28,499,899 and 28,268,728 units at September 30, 2018 and December 31, 2017, respectively)	356.3	365.4
General partner's interest	39.5	31.2
Partners' capital attributable to SunCoke Energy Partners, L.P.	592.7	603.6
Noncontrolling interest	11.9	12.3
Total equity	604.6	615.9
Total liabilities and equity	$1,654.1	$1,641.4
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$47.8	$(120.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	64.8	63.3
Deferred income tax expense	1.1	150.4
Loss on extinguishment of debt	—	20.0
Changes in working capital pertaining to operating activities:
Receivables	(11.0)	(6.3)
Receivables/payables from affiliate, net	5.1	(5.9)
Inventories	(2.7)	(18.4)
Accounts payable	30.3	16.6
Accrued liabilities	(1.4)	2.8
Deferred revenue	0.9	14.1
Interest payable	12.3	2.3
Other	0.8	(5.3)
Net cash provided by operating activities	148.0	112.7
Cash Flows from Investing Activities:
Capital expenditures	(44.4)	(23.3)
Net cash used in investing activities	(44.4)	(23.3)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	620.6
Repayment of long-term debt	—	(644.9)
Repayment of financing obligation	(1.9)	(1.8)
Proceeds from revolving credit facility	127.2	268.0
Repayment of revolving credit facility	(152.2)	(240.0)
Debt issuance costs	—	(14.9)
Distributions to unitholders (public and parent)	(67.2)	(89.7)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(1.9)	(1.7)
Capital contributions from SunCoke	10.0	—
Net cash used in financing activities	(86.0)	(104.4)
Net increase (decrease) in cash and cash equivalents and restricted cash	17.6	(15.0)
Cash, cash equivalents and restricted cash at beginning of period	6.6	42.3
Cash, cash equivalents and restricted cash at end of period	$24.2	$27.3
Supplemental Disclosure of Cash Flow Information
Interest paid	$32.3	$38.3
Income taxes paid	$2.9	$0.6
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Common - Public	Common - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2017	$207.0	$365.4	$31.2	$12.3	$615.9
Partnership net income	17.4	27.9	1.0	1.5	47.8
Distributions to unitholders	(24.8)	(39.7)	(2.7)	—	(67.2)
Distributions to noncontrolling interest	—	—	—	(1.9)	(1.9)
Public units acquired by SunCoke	(2.7)	2.7	—	—	—
SunCoke capital contributions	—	—	10.0	—	10.0
At September 30, 2018	$196.9	$356.3	$39.5	$11.9	$604.6
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
At September 30, 2018, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") and SunCoke Energy, Inc. ("SunCoke") owned the remaining 2 percent ownership interest in each of Haverhill, Middletown, and Granite City. The Partnership also owns a 100 percent interest in all of its logistics terminals, which consist of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At September 30, 2018, SunCoke, through a subsidiary, owned a 60.4 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDRs").
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
Organized in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended September 30, 2018 are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted cash.” The Partnership retrospectively adopted this ASU in the first quarter 2018 and modified the Partnership's cash flow presentation to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The restricted cash balance was zero at both September 30, 2018 and December 31, 2017, and was $0.4 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively.

Historical restricted cash balances related to cash withheld in the 2015 acquisition of CMT to fund the completion of certain expansion capital improvements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 842.  This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. We are implementing a technology tool to assist with the accounting and reporting requirements of this standard. While we are still evaluating the impact of adopting this standard, we expect that upon adoption the right-of-use assets and lease liabilities, such as land, the lease of our corporate office space and certain equipment rentals, will increase the reported assets and liabilities on our Consolidated Balance Sheets. The Partnership expects to prospectively adopt this standard on January 1, 2019.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
2. Related Party Transactions and Agreements
Transactions with Affiliate
Our logistics business provides handling and mixing services to certain SunCoke cokemaking operations. Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $3.0 million and $8.0 million for the three and nine months ended September 30, 2018, respectively, and $2.2 million and $6.8 million for the three and nine months ended September 30, 2017, respectively.
Allocated Expenses
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $6.7 million and $20.4 million for the three and nine months ended September 30, 2018, respectively, and $6.8 million and $20.7 million for the three and nine months ended September 30, 2017, respectively, and were included in selling, general and administrative expenses on the Consolidated Statements of Operations. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner.
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
Other Indemnification. SunCoke will fully indemnify us with respect to any additional tax liability related to periods prior to or in connection with the closing of the IPO or the dropdown of the Partnership's Granite City facility (the "Granite City Dropdown") to the extent not currently presented on the Consolidated Balance Sheets. Additionally, SunCoke will either cure or fully indemnify us for losses resulting from any material title defects at the properties owned by the entities acquired in connection with the closing of the IPO or the Granite City Dropdown to the extent that those defects interfere with or could reasonably be expected to interfere with the operations of the related cokemaking facilities. We will indemnify SunCoke for events relating to our operations except to the extent that we are entitled to indemnification by SunCoke.

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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
September 30, 2017	$0.5940	$29.5	December 1, 2017	November 15, 2017
December 31, 2017	$0.5940	$29.5	March 1, 2018	February 15, 2018
March 31, 2018	$0.4000	$18.9	June 1, 2018	May 15, 2018
June 30, 2018	$0.4000	$18.9	September 4, 2018	August 15, 2018
September 30, 2018(1)	$0.4000	$18.9	December 3, 2018	November 15, 2018

(1)	On October 16, 2018, our Board of Directors declared a cash distribution of $0.40 per unit, which will be paid on December 3, 2018, to unitholders of record on November 15, 2018.
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

The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in millions)
Net income (loss) attributable to SunCoke Energy Partners, L.P.	$15.3	$22.6	$46.3	$(119.6)
General partner's incentive distribution rights	—	1.4	—	4.2
Net income (loss) attributable to partners, excluding incentive distribution rights	15.3	21.2	46.3	(123.8)
General partner's ownership interest:	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income (loss)(1)	0.4	0.5	1.0	(2.4)
General partner's incentive distribution rights	—	1.4	—	4.2
Total general partner's interest in net income	$0.4	$1.9	$1.0	$1.8
Common - public unitholder's interest in net income (loss)	$5.7	$8.6	$17.4	$(55.2)
Common - SunCoke interest in net income (loss)	9.2	12.1	27.9	(66.2)
Total limited partners' interest in net income (loss)	$14.9	$20.7	$45.3	$(121.4)

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
In addition to the common units, we also have identified the general partner interest and IDRs as participating securities and we use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding.

The calculation of earnings per unit is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

	(Dollars and units in millions, except per unit amounts)
Net income (loss) attributable to SunCoke Energy Partners, L.P.	$15.3	$22.6	$46.3	$(119.6)
General partner's distributions (including zero, $1.4 million, zero, and $4.2 million, of cash incentive distribution rights declared, respectively)	0.4	2.0	1.2	6.0
Limited partners' distributions on common units	18.5	27.5	55.5	82.5
Distributions greater than earnings/loss	(3.6)	(6.9)	(10.4)	(208.1)
General partner's earnings (loss):
Distributions (including zero, $1.4 million, zero and $4.2 million, of cash incentive distribution rights declared, respectively)	0.4	2.0	1.2	6.0
Allocation of distributions greater than earnings/loss	—	(0.1)	(0.2)	(4.2)
Total general partner's earnings	0.4	1.9	1.0	1.8
Limited partners' earnings (loss) on common units:
Distributions	18.5	27.5	55.5	82.5
Allocation of distributions greater than earnings/loss	(3.6)	(6.8)	(10.2)	(203.9)
Total limited partners' earnings (loss) on common units	14.9	20.7	45.3	(121.4)

Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	46.2	46.2	46.2
Net income (loss) per limited partner unit:
Common - basic and diluted	$0.32	$0.45	$0.98	$(2.63)
Unit Activity
Unit activity for the nine months ended September 30, 2018:

	Common - Public	Common - SunCoke	Total Common
At December 31, 2017	17,958,420	28,268,728	46,227,148
Common units acquired by SunCoke	(231,171)	231,171	—
At September 30, 2018	17,727,249	28,499,899	46,227,148
4. Inventories
The components of inventories were as follows:

	September 30, 2018	December 31, 2017

	(Dollars in millions)
Coal	$45.0	$41.0
Coke	5.6	9.5
Materials, supplies, and other	31.5	28.9
Total inventories	$82.1	$79.4

5. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Logistics segment was $73.5 million at both September 30, 2018 and December 31, 2017.
The components of other intangible assets, net were as follows:

		September 30, 2018			December 31, 2017
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	4	$24.0	$10.1	$13.9	$24.0	$7.8	$16.2
Customer relationships	13	28.7	7.1	21.6	28.7	5.7	23.0
Permits	24	139.0	16.1	122.9	139.0	12.2	126.8
Trade name	—	1.2	1.2	—	1.2	1.0	0.2
Total		$192.9	$34.5	$158.4	$192.9	$26.7	$166.2
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the U.S. Environmental Protection Agency (the "EPA") and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 2.7 years.
In both 2018 and 2017, total amortization expense for intangible assets subject to amortization was $2.6 million and $7.8 million for the three and nine months ended September 30, respectively.
6. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary. The Partnership recorded income tax expense of $0.4 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, primarily related to local taxes and activities related to Gateway Cogeneration Company LLC.
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

7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	September 30, 2018	December 31, 2017

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$700.0	$700.0
Revolving credit facility, due 2022 ("Partnership Revolver")	105.0	130.0
5.82 percent financing obligation, due 2021 ("Financing Obligation")	10.8	12.7
Total borrowings	815.8	842.7
Original issue discount	(5.5)	(5.9)
Debt issuance cost	(14.3)	(15.8)
Total debt and financing obligation	796.0	821.0
Less: current portion of long-term debt and financing obligation	2.7	2.6
Total long-term debt and financing obligation	$793.3	$818.4
Partnership Revolver
The Partnership Revolver has a capacity of $285.0 million. As of September 30, 2018, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $105.0 million, leaving $178.1 million available.
Covenants
Under the terms of the Partnership Revolver, the Partnership is subject to a maximum leverage ratio of 4.50:1.00 prior to June 30, 2020 and 4.00:1.00 after June 30, 2020, and a minimum consolidated interest coverage ratio of 2.50:1.00. The Partnership Revolver contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a distribution or repurchase our common units.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $35 million.
As of September 30, 2018, the Partnership was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
8. Commitments and Contingent Liabilities
The EPA issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of air operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment that was paid by SunCoke in 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City cokemaking facilities. An amendment was lodged in February 2018 and entered by the federal district court in July 2018. The amendment provides the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments associated with this amendment. The project at Granite City was due to be completed in February 2019, but we now expect to complete the project in July 2019 and are in discussions with the government entities regarding, among other things, the timing thereof.
We retained an aggregate of $119 million in proceeds from the Partnership's IPO and subsequent dropdowns to fund the environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. We have spent approximately $125 million to date and the remaining capital is expected to be spent through the first half of 2019. Pursuant to the omnibus agreement, SunCoke, through the general partner, made a capital contribution of $10 million to us during the first quarter of 2018 for these known environmental remediation projects. SunCoke expects to make additional capital contributions to us of approximately $10 million in the fourth quarter of 2018 and approximately $5 million in the first half of 2019 for the estimated future spending related to these environmental remediation projects.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership did not have material cash equivalents at September 30, 2018 or December 31, 2017.
Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires us to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration was $3.6 million at September 30, 2018, with $0.9 million included in accrued liabilities and $2.7 million included in other deferred credit and liabilities on the Consolidated Balance Sheets. The fair value of the contingent consideration was $2.5 million at December 31, 2017 and was included in other deferred credits and liabilities on the Consolidated Balance Sheets. The increase in the fair value of the contingent consideration liability was primarily due to changes in expected throughput volumes related to the long-term, take-or-pay agreements.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2018 and December 31, 2017, the estimated fair value of the Partnership's total debt was $864.2 million and $875.0 million, respectively, compared to a carrying amount of $815.8 million and $842.7 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.

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
Logistics
In our logistics business, handling and/or mixing services are provided to steel, coke (including some of our and SunCokes's domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services consist primarily of two performance obligations, unloading and loading of materials. Our logistics business has long-term, take-or-pay agreements requiring us to handle over 15 million tons annually. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Estimated take-or-pay revenue of approximately $385 million from all of our long-term logistics contracts is expected to be recognized over the next five years for unsatisfied or partially unsatisfied performance obligations as of September 30, 2018. To date, our customers have satisfied their obligations under these agreements. Included with these long-term, take-or-pay arrangements are our contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which cover 10 million tons of CMT's annual transloading capacity of 15 million tons. Revenues in our logistics business are recognized when the customer receives the benefits of the services provided, in an amount that reflects the consideration that we will receive in exchange for those services. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue is recognized at the earliest of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) when the likelihood that the customer would exercise its right to the performance obligation becomes remote.
The following table provides changes in the Partnership's deferred revenue:

	2018	2017
	(Dollars in millions)
Beginning balance at December 31, 2017 and 2016, respectively	$1.7	$2.5
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(1.4)	(2.1)
Billings in excess of services performed, not recognized as revenue	2.3	16.2
Ending balance at September 30, 2018 and 2017, respectively	$2.6	$16.6
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
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$179.0	$172.7	$537.1	$500.5
Energy	12.5	14.7	39.2	39.3
Logistics	30.8	23.8	85.8	62.0
Other	1.8	2.8	5.4	8.4
Sales and other operating revenue	$224.1	$214.0	$667.5	$610.2

The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$44.2	$47.9	$125.2	$134.3
AK Steel	96.3	84.2	284.0	251.1
U.S. Steel	47.4	58.5	154.5	157.6
Foresight and Murray	17.4	8.4	48.9	27.9
Other	18.8	15.0	54.9	39.3
Sales and other operating revenue	$224.1	$214.0	$667.5	$610.2
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$193.1	$193.4	$581.1	$548.6
Logistics	31.0	20.6	86.4	61.6
Logistics intersegment sales	1.7	1.6	5.2	4.9
Elimination of intersegment sales	(1.7)	(1.6)	(5.2)	(4.9)
Total sales and other operating revenue	$224.1	$214.0	$667.5	$610.2
Adjusted EBITDA:
Domestic Coke	$37.4	$50.0	$118.7	$130.0
Logistics	20.9	12.3	53.5	34.9
Corporate and Other	(3.7)	(3.9)	(12.6)	(11.8)
Total Adjusted EBITDA	$54.6	$58.4	$159.6	$153.1
Depreciation and amortization expense:
Domestic Coke(1)	$17.1	$14.3	$46.1	$45.6
Logistics	6.0	5.9	18.7	17.7
Total depreciation and amortization expense	$23.1	$20.2	$64.8	$63.3
Capital expenditures:
Domestic Coke	$14.5	$13.0	$42.2	$21.8
Logistics	0.9	0.4	2.2	1.5
Total capital expenditures	$15.4	$13.4	$44.4	$23.3

(1)
We revised the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design, resulting in additional depreciation of $2.7 million, or $0.06 per common unit, during both the three and nine months ended September 30, 2018.

The following table sets forth the Partnership's segment assets:

	September 30, 2018	December 31, 2017

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,183.0	$1,151.4
Logistics	467.4	489.8
Corporate and Other	3.7	0.2
Total assets	$1,654.1	$1,641.4

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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net income (loss)	$15.7	$23.3	$47.8	$(120.9)
Add:
Depreciation and amortization expense	23.1	20.2	64.8	63.3
Interest expense, net	14.9	15.1	44.9	41.7
Loss on extinguishment of debt	—	0.1	—	20.0
Income tax expense	0.4	1.7	1.0	150.7
Contingent consideration adjustments	0.5	(2.0)	1.1	(1.7)
Adjusted EBITDA	$54.6	$58.4	$159.6	$153.1
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	0.8	1.0	2.4	2.6
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$53.8	$57.4	$157.2	$150.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$72.6	$61.1	$148.0	$112.7
Add:
Cash interest paid	2.4	2.8	32.3	38.3
Cash income tax paid	0.4	—	2.9	0.6
Changes in working capital(2)	(18.8)	(8.8)	(21.2)	(2.9)
Contingent consideration adjustments	0.5	(2.0)	1.1	(1.7)
Other adjustments to reconcile cash provided by operating activities to Adjusted EBITDA	(2.5)	5.3	(3.5)	6.1
Adjusted EBITDA	$54.6	$58.4	$159.6	$153.1
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	0.8	1.0	2.4	2.6
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$53.8	$57.4	$157.2	$150.5

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

(2)	Changes in working capital exclude those items not impacting Adjusted EBITDA, such as changes in interest payable and income taxes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item and Note 11 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow.
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us") primarily produces coke used in the blast furnace production of steel. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Additionally, we own and operate a logistics business, which primarily provides handling and/or mixing services of coal and other aggregates. At September 30, 2018, SunCoke Energy, Inc. ("SunCoke") through a subsidiary, owned a 60.4 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDRs").
Cokemaking
At September 30, 2018, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") and SunCoke owned the remaining 2 percent ownership interest in each of Haverhill, Middletown, and Granite City. Our coke sales are made pursuant to long-term, take-or-pay agreements. These coke sales agreements have an average remaining term of approximately seven years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. To date, our customers have satisfied their obligations under these agreements. The coke sales agreement and energy sales agreement with AK Steel Holding Corporation ("AK Steel") at our Haverhill facility are subject to early termination by AK Steel only if AK Steel meets both of the following two criteria: (1) AK Steel permanently shuts down operation of the iron producing portion of its Ashland Plant and (2) AK Steel has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant iron production capacity. AK Steel must give at least two years prior notice of its intention to terminate the agreement. Neither of the criteria have been met. No other coke sales contract has an early termination clause.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. While our steelmaking customers continue to operate in an environment that is challenged by global overcapacity, they have benefited from improved steel pricing, favorable trade policies, including U.S. steel tariffs signed into order during the first half of 2018, and solid end market demand. In response to the improving macro environment, United States Steel Corporation (“U.S. Steel”) restarted both of the blast furnaces at its Granite City Works facility in 2018. Despite the improving market trends, AK Steel has kept portions of its Ashland Kentucky Works facility idled.
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

The following table sets forth information about our cokemaking facilities and our coke, steam and energy sales agreements as of September 30, 2018:

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
Our logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of approximately 3 million tons. Our services are provided to steel, coke (including some of our and SunCoke's domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Services provided to our and SunCoke's domestic cokemaking facilities are provided under contracts with terms equivalent to those of an arm's-length transactions. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue will be recognized at the earliest of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) when the likelihood that the customer would exercise its right to the performance obligation becomes remote.
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
Strong API2 and API5 index prices continue to provide attractive economics for Illinois Basin and Northern Appalachian coal producers, which support continued strong volumes at CMT. Late in the first quarter of 2018, near-historic water levels on the Mississippi River adversely impacted our barge unloading activities and temporarily limited larger vessel loading activity at CMT. River conditions returned to normal during the middle of the second quarter of 2018. At KRT, metallurgical market conditions and volumes were favorable in 2018 compared to 2017 and we also saw improved demand from utility customers in the southeast region. However, KRT volumes were suppressed by rail availability due to strong demand for bulk products in the export market and barge availability due to high water on the Ohio River during the third quarter of 2018.

Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(Dollars in millions)
Net income (loss)	$15.7	$23.3	$(7.6)	$47.8	$(120.9)	$168.7
Net cash provided by operating activities	$72.6	$61.1	$11.5	$148.0	$112.7	$35.3
Adjusted EBITDA	$54.6	$58.4	$(3.8)	$159.6	$153.1	$6.5
In the third quarter of 2018, strong sales volumes at CMT were offset by the impact of an outage at our Granite City facility. See detailed analysis of the quarter's results throughout the MD&A. See Note 11 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA.
Recent Developments and Items Impacting Comparability

•
2018 Guidance Update. During the third quarter of 2018, the Partnership revised its full year 2018 Adjusted EBITDA guidance range to $210 million to $215 million from $215 million to $225 million. This reduction reflects the impact of a planned Granite City outage, which began during the third quarter of 2018 and materially increased in scope and duration from our original expectations as our analysis revealed additional improvements would benefit the facility. This outage is expected to be completed in late November of 2018 and will result in a full year reduction to Adjusted EBITDA of approximately $6.5 million beyond the originally planned estimate as well as additional capital expenditures of approximately $5 million.

•
Granite City Fire. In July 2018, our Granite City facility experienced a fire on a piece of machinery resulting in lost production, unanticipated repair costs and lower energy revenues. This event negatively impacted Adjusted EBITDA by $2.6 million in the third quarter of 2018.

•
IRS Final Regulations on Qualifying Income. In January 2017, the IRS announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. As a result of the qualifying income exception, the Partnership recorded deferred income tax expense of $148.6 million during the first quarter of 2017, related to the future tax obligation expected to be owed for the projected book to tax differences at the end of the 10-year transition period. A portion of this deferred tax liability of $3.0 million was attributable to SunCoke's retained ownership interest in the cokemaking facilities and, therefore, was also reflected as a reduction in noncontrolling interest during the nine months ended September 30, 2017.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$224.1	$214.0	$10.1	$667.5	$610.2	$57.3
Costs and operating expenses
Cost of products sold and operating expenses	162.2	146.2	16.0	484.3	431.0	53.3
Selling, general and administrative expenses	7.8	7.4	0.4	24.7	24.4	0.3
Depreciation and amortization expense	23.1	20.2	2.9	64.8	63.3	1.5
Total costs and operating expenses	193.1	173.8	19.3	573.8	518.7	55.1
Operating income	31.0	40.2	(9.2)	93.7	91.5	2.2
Interest expense, net	14.9	15.1	(0.2)	44.9	41.7	3.2
Loss on extinguishment of debt	—	0.1	(0.1)	—	20.0	(20.0)
Income before income tax expense	16.1	25.0	(8.9)	48.8	29.8	19.0
Income tax expense	0.4	1.7	(1.3)	1.0	150.7	(149.7)
Net income (loss)	15.7	23.3	(7.6)	47.8	(120.9)	168.7
Less: Net income (loss) attributable to noncontrolling interests	0.4	0.7	(0.3)	1.5	(1.3)	2.8
Net income (loss) attributable to SunCoke Energy Partners, L.P.	$15.3	$22.6	$(7.3)	$46.3	$(119.6)	$165.9
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three and nine months ended September 30, 2018 compared to the same prior year period, primarily due to the pass-through of higher coal prices and higher volumes in our Domestic Coke segment. Higher sales volumes in our Logistics segment also increased revenue as compared to the prior year periods.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense was driven by revisions in 2018 to the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design. The revisions resulted in additional depreciation of $2.7 million, or $0.06 per common unit, during both the three and nine months ended September 30, 2018.
Interest Expense, net. Interest expense, net benefited from higher capitalized interest on the environmental remediation project during both the three and nine months ended September 30, 2018. This benefit was more than offset by higher interest rates during the nine months ended September 30, 2018 as a result of our May 2017 debt restructuring.
Loss on Extinguishment of Debt. The loss on extinguishment of debt in the nine months ended September 30, 2017 was recorded in connection with the Partnership's debt restructuring.
Income Taxes. The nine months ended September 30, 2017 was impacted by the IRS Final Regulations previously discussed in "Recent Developments and Items Impacting Comparability."
Noncontrolling Interest. Net income (loss) attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. The nine months ended September 30, 2017 includes $3.0 million related to the IRS Final Regulations previously described in "Recent Developments and Items Impacting Comparability."

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

Segment Operating Data
The following tables set forth financial and operating data for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$193.1	$193.4	$(0.3)	$581.1	$548.6	$32.5
Logistics	31.0	20.6	10.4	86.4	61.6	24.8
Logistics intersegment sales	1.7	1.6	0.1	5.2	4.9	0.3
Elimination of intersegment sales	(1.7)	(1.6)	(0.1)	(5.2)	(4.9)	(0.3)
Total sales and other operating revenues	$224.1	$214.0	$10.1	$667.5	$610.2	$57.3
Adjusted EBITDA(1):
Domestic Coke	$37.4	$50.0	$(12.6)	$118.7	$130.0	(11.3)
Logistics	20.9	12.3	8.6	53.5	34.9	18.6
Corporate and Other	(3.7)	(3.9)	0.2	(12.6)	(11.8)	(0.8)
Total Adjusted EBITDA	$54.6	$58.4	$(3.8)	$159.6	$153.1	$6.5
Coke Operating Data:
Domestic Coke capacity utilization	102%	103%	(1)%	101%	100%	1%
Domestic Coke production volumes (thousands of tons)	588	595	(7)	1,731	1,727	4
Domestic Coke sales volumes (thousands of tons)	589	585	4	1,746	1,718	28
Domestic Coke Adjusted EBITDA per ton(2)	$63.50	$85.47	$(21.97)	$67.98	$75.67	$(7.69)
Logistics Operating Data:
Tons handled (thousands of tons)(3)	6,697	4,862	1,835	18,915	15,220	3,695
CMT take-or-pay shortfall tons (thousands of tons)(4)	42	1,005	(963)	147	2,505	(2,358)

(1)
See Note 11 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2018 and 2017.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

(4)	Reflects tons billed under take-or-pay contracts where services have not yet been performed. Our two largest coal export customers did not have any shortfall tons as of September 30, 2018.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended September 30, 2018 vs. 2017		Nine months ended September 30, 2018 vs. 2017
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$193.4	$50.0	$548.6	$130.0
Volumes	(1.8)	(3.3)	2.5	(4.5)
Coal cost recovery and yields(1)	4.4	(1.2)	28.7	3.6
Operating and maintenance costs(2)	0.3	(4.8)	3.1	(9.0)
Energy and other(3)	(3.2)	(3.3)	(1.8)	(1.4)
Current year period	$193.1	$37.4	$581.1	$118.7

(1)
The increase in revenues was driven by pass-through of higher coal prices. Also, revenue and Adjusted EBITDA benefited in the current year periods from the absence of $0.2 million and $3.0 million of under-recovered coal costs from unfulfilled coal supply commitments during the three and nine months ended September 30, 2017, respectively. Additionally, outage work performed at our Granite City facility during the three months ended September 30, 2018 negatively impacted coal-to-coke yields.

(2)
The timing and scope of outage work negatively impacted Adjusted EBITDA by $5.6 million and $5.1 million in the three and nine months ended September 30, 2018, respectively, as compared to the same prior year periods.

(3)	The decrease in energy was primarily driven by our extended Granite City outage and a machinery fire in the three months ended September 30, 2018.
Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended September 30, 2018 vs. 2017		Nine months ended September 30, 2018 vs. 2017
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$22.2	$12.3	$66.5	$34.9
Transloading volumes(1)	10.8	9.0	25.1	20.3
Price/margin impact of mix in transloading services	0.4	0.4	1.1	1.1
Operating and maintenance costs and other(2)	(0.7)	(0.8)	(1.1)	(2.8)
Current year period	$32.7	$20.9	$91.6	$53.5

(1)	The increase in volumes was driven by significantly higher throughput volumes at CMT in the current year periods.

(2)
Near-historic water levels in early 2018 resulted in higher operating costs at CMT, which negatively impacted Adjusted EBITDA during the three and nine months ended September 30, of 2018 as compared to the same prior year periods.

Corporate and Other
During the three months ended September 30, 2018, Corporate and Other expenses were comparable to the same prior year period.
During the nine months ended September 30, 2018, Corporate and Other expenses increased $0.8 million to $12.6 million as compared to the same prior year period due to a higher allocation of costs from SunCoke.

Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves, and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of September 30, 2018, we had $24.2 million of cash and cash equivalents and $178.1 million of borrowing availability under the Partnership Revolver.
Covenants
As of September 30, 2018, the Partnership was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
Credit Rating
In February 2018, S&P Global Ratings ("S&P Global") reaffirmed SunCoke's corporate family credit rating of BB- (stable). Additionally, in May 2018, Moody’s Investors Service (“Moody’s”) reaffirmed SunCoke's corporate family credit rating of B1 (stable).
Distribution
On October 16, 2018, the Partnership's Board of Directors declared a quarterly cash distribution of $0.40 per unit. This distribution will be paid on December 3, 2018 to unitholders of record on November 15, 2018. In the first quarter of 2018, the Partnership announced a reduction in its distribution. Management and the Partnership's Board of Directors believe reallocating capital towards paying down debt and building additional liquidity will maximize long-term value for all unitholders, as a stronger balance sheet and increased financial flexibility better positions the Partnership for long-term success. This distribution policy will allow the Partnership to pay down debt towards its stated leverage target of 3.50:1.00 or lower by the end of 2019, and it will provide the desired cushion when our maximum leverage covenant steps down from the current 4.50:1:00 to 4.00:1.00 in June of 2020.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017

	(Dollars in millions)
Net cash provided by operating activities	$148.0	$112.7
Net cash used in investing activities	(44.4)	(23.3)
Net cash used in financing activities	(86.0)	(104.4)
Net increase (decrease) in cash and cash equivalents and restricted cash	$17.6	$(15.0)
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $35.3 million to $148.0 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. The increase was driven by a favorable year-over-year change of approximately $36 million in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily as a result of the timing of coal purchases and the settlement of balances with SunCoke. Additionally, the current year period benefited from $6.0 million of lower interest payments as a result of the Partnership's debt restructuring in the second quarter of 2017, which impacted the timing of when interest payments are made.
Cash Used in Investing Activities
Net cash used in investing activities increased $21.1 million to $44.4 million for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 due to higher capital spending, primarily related to the environmental remediation project at our Granite City facility.
Cash Used in Financing Activities
Net cash used in financing activities decreased $18.4 million to $86.0 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. In accordance with the objectives of the new distribution policy, the

Partnership paid $11.7 million lower distributions to its unitholders and SunCoke as compared to the same prior year period and also repaid $25.0 million on its revolving credit facility during the third quarter of 2018. Pursuant to the omnibus agreement, SunCoke, through the general partner, made a capital contribution of $10 million to us during the first quarter 2018 for certain known environmental remediation projects. Additionally, in August 2017, the Partnership utilized $100.0 million of its borrowings under the Partnership Revolver and $12.6 million of cash to repay the remaining outstanding balance of $112.6 million on the Partnership's Promissory Note. The May 2017 debt restructuring resulted in $2.5 million of net proceeds from financing cash flows.
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

The following table summarizes ongoing, the environmental remediation projects and expansion capital expenditures for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017

	(Dollars in millions)
Ongoing capital	$21.2	$11.9
Environmental remediation projects(1)	22.4	11.0
Expansion capital	0.8	0.4
Total	$44.4	$23.3

(1)	Includes $2.2 million and $0.7 million of capitalized interest, in connection with the environmental remediation projects, during the nine months ended September 30, 2018 and 2017, respectively.
In 2018, we expect our capital expenditures to be approximately $61 million, which is comprised of the following:

•	Total ongoing capital expenditures of approximately $30 million, which has increased $5 million from our previous guidance due to the expanded scope of the Granite City outage;

•
Total capital expenditures on the environmental remediation projects are now expected to be approximately $30 million in 2018 and reflect a shift of $5 million of estimated capital expenditures from 2018 to 2019, with no impact on our total estimated spend on the project; and

•	Total expansion capital of approximately $1 million in our Logistics segment.
We retained $119 million in proceeds from the Partnership's IPO and subsequent dropdowns to fund the environmental remediation projects at the Haverhill and Granite City cokemaking facilities. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. We have spent approximately $125 million to date and the remaining capital is expected to be spent through the first half of 2019. Pursuant to the omnibus agreement, SunCoke, through the general partner, made a capital contribution of $10 million to us during the first quarter of 2018 for these known environmental remediation projects. SunCoke expects to make additional capital contributions to us of approximately $10 million in the fourth quarter of 2018 and approximately $5 million in the first half of 2019 for the estimated future spending related to these environmental remediation projects.
Off-Balance Sheet Arrangements
We have letters of credit, operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the nine months ended September 30, 2018. Please refer to our Annual Report on Form 10-K filed on February 15, 2018 for further disclosure of these arrangements. Other than these arrangements, the Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the nine months ended September 30, 2018. Please refer to our Annual Report on Form 10-K filed on February 15, 2018 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 11 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2018 and 2017, respectively.
The Partnership has revised its full year 2018 Adjusted EBITDA guidance range as a result of the higher than expected outage costs and a machinery fire at our Granite City facility. Below is a reconciliation of revised 2018 estimated Adjusted EBITDA from its closest GAAP measures:

	2018
	Low	High
	(Dollars in millions)
Net Income	$54	$64
Add:
Depreciation and amortization expense(1)	97	92
Interest expense	60	60
Income tax expense	2	3
Adjusted EBITDA	$213	$219
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(2)	3	4
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$210	$215

	2018
	Low	High
	(Dollars in millions)
Net cash provided by operating activities	$140	$150
Add:
Cash interest paid	60	60
Cash income tax paid	2	3
Changes in working capital and other(3)	11	6
Adjusted EBITDA	$213	$219
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(2)	3	4
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$210	$215

(1)	Reflects revisions in estimated useful lives of certain assets in our Domestic Coke segment made in the third quarter.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

(3)	Changes in working capital exclude those items not impacting Adjusted EBITDA, such as changes in interest payable and income taxes payable.

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

•	historical consolidated financial data may not be reliable indicators of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	changes in product specifications for the coke that we produce or the coals that we mix, store and transport;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	inadequate protection of our intellectual property rights; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2018, we implemented a new enterprise resource planning ("ERP") system. Accordingly, we modified the design and documentation of certain internal control processes and procedures relating to the new ERP system at that time. Other than the ERP and related systems implementation, there have been no changes in the Partnership's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2018.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Market Repurchases
There has been no activity with respect to the program to repurchase outstanding units during the nine months ended September 30, 2018. Please refer to our Annual Report on Form 10-K filed on February 15, 2018 for further information on the program.
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

101*
The following financial statements from the SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, filed with the Securities and Exchange Commission on October 25, 2018, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Equity; and, (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on October 25, 2018.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)