Form 10-K
period 2018-12-31
SunCoke Energy Partners, L.P.
filed 2019-02-15
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10 percent or more of the common units outstanding, for this purpose, as affiliates of the registrant) as of June 30, 2018 was $251,920,809, computed based on a price per common unit of $14.22, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.
As of February 8, 2019, the registrant had 46,227,148 common units outstanding.

SUNCOKE ENERGY PARTNERS, L.P.

PART I

Item 1.	Business
Overview
SunCoke Energy Partners, L.P., (the “Partnership,” “we,” “our” and “us”), primarily produces coke used in the blast furnace production of steel. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke.  We also provide handling and/or mixing services to steel, coke (including some of our and SunCoke Energy, Inc.'s (“SunCoke”) domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers.
At December 31, 2018, we owned a 98 percent interest in Haverhill Coke Company LLC (“Haverhill”), Middletown Coke Company, LLC (“Middletown”) and Gateway Energy and Coke Company, LLC (“Granite City”) and SunCoke owned the remaining 2 percent interest in each of Haverhill, Middletown, and Granite City. The Partnership also owns a 100 percent interest in all of its logistics terminals. Through its subsidiary, SunCoke owned a 60.4 percent limited partnership interest in us and indirectly owned and controls our general partner, which holds a 2 percent general partner interest in us and all of our incentive distribution rights (“IDRs”).
On February 5, 2019, SunCoke and the Partnership announced that they have entered into a definitive agreement whereby SunCoke will acquire all outstanding common units of the Partnership not already owned by SunCoke in a stock-for-unit merger transaction (the “Simplification Transaction”). Pursuant to the terms of this agreement (“Merger Agreement”), Partnership unaffiliated common unitholders will receive 1.40 SunCoke common shares, plus a fraction of a SunCoke common share based on a ratio as further described in the Merger Agreement, for each Partnership common unit. On behalf of the Partnership and its public unitholders, the terms of the Simplification Transaction were negotiated, reviewed and approved by the conflicts committee of the Board of Directors of the Partnership's general partner, which consisted solely of independent directors. The transaction was approved by the Board of Directors of the general partner of the Partnership and the Board of Directors of SunCoke.
Following completion of the Simplification Transaction, the Partnership will become a wholly-owned subsidiary of SunCoke, the Partnership's common units will cease to be publicly traded and the Partnership's IDRs will be eliminated.  The Simplification Transaction is expected to close late in the second quarter of 2019 or early in the third quarter of 2019, subject to customary closing conditions, including the approval by holders of a majority of the outstanding SunCoke common shares and Partnership common units, as well as customary regulatory approvals. SunCoke indirectly owns the majority of the Partnership common units, which is sufficient to approve the transaction on behalf of the holders of Partnership common units.
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

Together, we and SunCoke are the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and, in our opinion, SunCoke is the technological leader in the cokemaking process with over 55 years of coke production experience. SunCoke designed, developed, built, and currently owns and operates five cokemaking facilities in the United States (“U.S.”) (including, together with us, Haverhill, Middletown and Granite City) with an aggregate coke production capacity of approximately 4.2 million tons per year. Our cokemaking ovens have collective capacity to produce 2.3 million tons of coke annually and utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which seeks to repurpose the coal’s liberated volatile components for other uses. SunCoke has constructed the only greenfield cokemaking facility in the U.S. in approximately 30 years and is the only North American coke producer that utilizes heat recovery technology in the cokemaking process.
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
Our coke sales agreements have an average remaining term of approximately seven years and contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs subject to meeting contractual coal-to-coke yields, operating and maintenance costs, costs related to transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements.
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
The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel only if AK Steel meets both of the following two criteria: (1) AK Steel permanently shuts down operation of the iron producing portion of its Ashland Works Plant and (2) AK Steel has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Works Plant iron production capacity. If AK Steel were able to satisfy both criteria and chose to elect early termination, AK Steel must provide two years advance notice of the termination. During the two-year notice period, AK Steel must continue to perform in full under the terms of the coke sales agreement and energy sales agreement. On January 28, 2019, AK Steel announced its intention to permanently close its Ashland Works Plant by the end of 2019. Were the Ashland Works Plant to permanently shut down, we believe AK Steel has not and would not satisfy the second criterion. No other coke sales agreement has an early termination clause.
While our steelmaking customers continue to operate in an environment that is challenged by global overcapacity, throughout 2018 they benefited from improved steel pricing, favorable trade policies, including U.S. steel tariffs signed into order during the first half of 2018, and solid end market demand. Imports of finished steel have decreased from 27 percent of U.S. steel consumption in 2017 to approximately 23 percent of U.S. steel consumption in 2018. U.S. Steel restarted both of the blast furnaces at its Granite City Works facility during 2018.
Logistics Operations
Our logistics business consists of Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”) and SunCoke Lake Terminal (“Lake Terminal”). CMT, located in Convent, Louisiana, is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other bulk materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually due to its top of the line ship loader. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its current capacity as well as 350 thousand liquid tons. The facility also serves other merchant business including aggregates (crushed stone) and petroleum coke. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including coal, petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its operations in Ceredo and Belle, West Virginia. Lake Terminal is located in East Chicago, Indiana and provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations.

Our logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of approximately 3 million tons. Our terminals act as intermediaries between our customers and end users by providing transloading and mixing services. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled but instead derive our revenue by providing handling and/or mixing services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts. See Note 14 to our consolidated financial statements for our revenue recognition policies. Logistics services provided to our and SunCoke's domestic cokemaking facilities are provided under contracts with terms equivalent to those of an arm's-length transactions.
The financial performance of our logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report (“API2 index price”), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index report (“API5 index price”), which reflect high-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Our KRT terminals serve two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand.
Strong API2 and API5 index prices continued to provide attractive economics for Illinois Basin and Northern Appalachian coal producers during 2018, which resulted in record volumes at our CMT facility. In 2018, the Mississippi River experienced near-historic water levels, which adversely impacted our barge unloading and our vessel loading activities at CMT. At KRT, domestic metallurgical and thermal market conditions and volumes were favorable in 2018 compared to 2017 due to increased demand from steel and utility customers. However, KRT volumes were suppressed during 2018 by rail availability due to strong demand for dry bulk products in the export market.
Seasonality
Our revenues in our cokemaking business and much of our logistics business are tied to long-term, take-or-pay contracts, and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather conditions may also challenge our operating costs and production in the winter months for our domestic coke business. KRT service demand fluctuates due to changes in the domestic electricity markets. Excessively hot summer weather or cold winter weather may increase commercial and residential needs for heat or air conditioning, which in turn may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our logistics business.  Additionally, at CMT, service fluctuates with global thermal coal prices and end market demand. Activity is generally lower in the third quarter, typically due to lower European demand for heat. Operating costs at CMT are impacted by water levels on the Mississippi River, which are often higher in the spring months.
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
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. In 2018, we purchased approximately 3.4 million tons of metallurgical coal for our coke production. Coal is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also generally passed through to our customers. In 2019, certain of our coal contracts contain an option to reduce our commitment by up to 15 percent at the Partnership's discretion. Most coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.

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
For coke sales, the point of delivery varies by agreement and facility. The point of delivery for coke sales from the Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under a long-term transportation agreement. All delivery costs are passed through to the customers. At the Middletown and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace. Most transportation and freight costs in our Logistics segment are paid by the customer directly to the transportation provider.
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
We believe we are well-positioned to compete with other coke producers. Together with SunCoke, our Domestic Coke segment accounts for approximately 30 percent of the U.S. coke market capacity, excluding the capacity used to produce foundry coke. Current production from our cokemaking business is committed under long-term take-or-pay contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, re-contracting existing facilities, as well as the sale of coke in the spot market. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Additionally, our technology allows us to produce heat that can be converted into steam or electrical power.
Logistics
The principal competitors of CMT are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other industrial materials. Additionally, CMT is the largest bulk material terminal in the lower U.S. with direct rail access on the Canadian National Railway. In 2018, CMT accounted for approximately 47 percent of U.S. thermal coal exports from the U.S. Gulf Coast and approximately 20 percent of total U.S. thermal coal exports. CMT has a state-of-the-art ship loader, which is the largest of its kind in the world. We believe this ship loader has the fastest loading rate available in the Gulf Region and should allow our customers to benefit from lower shipping costs. Additionally, CMT has a strategic alliance with a company that performs barge unloading services for the terminal, which provides CMT with the ability to transload and mix a significantly broader variety of materials.

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
Employees
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. Our operating subsidiaries had approximately 545 employees at December 31, 2018. Approximately 43 percent of our operating subsidiaries' employees are represented by the United Steelworkers union. Additionally, approximately 5 percent are represented by the International Union of Operating Engineers. The labor agreements at KRT, Lake Terminal and Haverhill will expire on April 30, 2019, June 30, 2019 and November 1, 2019, respectively. We will negotiate the renewal of these agreements in 2019 and do not anticipate any work stoppages.
Safety
We are committed to maintaining a safe work environment and ensuring environmental compliance across all of our operations, as the health and safety of our employees and the communities in which we operate are paramount. We employ practices and conduct training to help ensure that our employees work safely. Furthermore, we utilize processes for managing and monitoring safety and environmental performance.
We have consistently operated within the top quartiles for the U.S. Occupational Safety and Health Administration’s ("OSHA") recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute.
Legal and Regulatory Requirements
The following discussion summarizes the principal legal and regulatory requirements that we believe may significantly affect us.
Permitting and Bonding

•
Permitting Process for Cokemaking Facilities. The permitting process for our cokemaking facilities is administered by the individual states. However, the main requirements for obtaining environmental construction and operating permits are found in the federal regulations. Once all requirements are satisfied, a state or local agency produces an initial draft permit. Generally, the facility reviews and comments on the initial draft. After accepting or rejecting the facility’s comments, the agency typically publishes a notice regarding the issuance of the draft permit and makes the permit and supporting documents available for public review and comment. A public hearing may be scheduled, and the EPA also has the opportunity to comment on the draft permit. The state or local agency responds to comments on the draft permit and may make revisions before a final construction permit is issued. A construction permit allows construction and commencement of operations of the facility and is generally valid for at least 18 months. Generally, construction commences during this period, while many states allow this period to be extended in certain situations. A facility's operating permit may be a state operating permit or a Title V operating permit.

•
Air Quality. Our cokemaking facilities employ MACT standards designed to limit emissions of certain hazardous air pollutants. Specific MACT standards apply to door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for new cokemaking facilities were developed using test data from SunCoke's Jewell cokemaking facility located in Vansant, Virginia. Under applicable federal air quality regulations, permitting requirements may differ among facilities, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” or "unclassifiable" area. The status of an area may change over time as new NAAQS standards are adopted, resulting in an area change from one status or classification to another. In an attainment area, the facility must install air pollution control equipment or employ BACT. In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet LAER standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources.

•
Stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In August 2015, the EPA finalized a new rulemaking to assist in implementation of the primary 1-hour SO2 NAAQS that requires either additional monitoring, or modeling of ambient air SO2 levels in various areas including where certain of our facilities are located. By July 2016, states subject to this rulemaking were required to provide the EPA with either a modeling approach using existing emissions data, or a plan to undertake ambient air monitoring for SO2 to begin in 2017. For states that choose to install ambient air SO2 monitoring stations, after three years of data has been collected, or sometime in 2020, the EPA will evaluate this data relative to the appropriate attainment designation for the areas under the 1-hour SO2 NAAQS. For states that chose to model, designations were made by December 2017. This rulemaking required certain of our facilities to undertake this ambient air monitoring or modeling. In December 2017, EPA issued a final designation of attainment or unclassifiable for all areas where our facilities are located. These designations mean that no future action is required for the facilities with respect to SO2 emissions at this time. However, legal challenges to these designations are possible. If redesignated, we may be required to install additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the 1-hour SO2 NAAQS based on its evaluation of this data. In 2012, a NAAQS for fine particulate matter, or PM 2.5, went into effect. In January 2015, the area where the Granite City facility is located were designated unclassifiable for PM 2.5, and the area where the Haverhill facilities are located were designated unclassifiable/attainment for PM 2.5. In April 2015, the area where the Middletown facility is located was designated unclassifiable/attainment for PM 2.5. In November 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. In January 2018, EPA designated the area where the Haverhill facility is located as attainment/unclassifiable for ozone. In June 2018, EPA designated the areas where the Granite City and Middletown facilities are located as marginal nonattainment for ozone. Nonattainment designations under the new standards and any future more stringent standard for ozone have two impacts on permitting: (1) demonstrating compliance with the standard using dispersion modeling from a new facility will be more difficult; and (2) facilities operating in areas that become non-attainment areas due to the application of new standards may be required to install Reasonably Available Control Technology (“RACT”). A number of states have filed or joined suits to challenge the EPA’s new standard in court. While we are not able to determine the extent to which this new standard will impact our business at this time, it does have the potential to have a material impact on our operations and cost structure.

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

•
Wastewater and Stormwater. Our heat recovery cokemaking technology does not produce wastewater as is typically associated with by-product cokemaking. Our cokemaking facilities, in some cases, have wastewater discharge and stormwater permits.

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

•
Bonding Requirements for Coal Terminals with Surface Mining Permits. Before a surface mining permit is issued in West Virginia, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds related to surface mining permits generally have become less favorable to terminal operators and others with such permits. These and other changes in the terms of such bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2018, we have posted $0.3 million in surety bonds for our West Virginia and Louisiana coal terminal operations.

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

•
Terminal Operations. Our terminal operations located along waterways and the Gulf of Mexico are also governed by permitting requirements under the CWA and CAA. These terminals are subject to U.S. Coast Guard regulations and comparable state statutes regarding design, installation, construction, and management. Many such terminals owned and operated by other entities that are also used to transport coal and petcoke, including for export, have been pursued by environmental interest groups for alleged violations of their permits’ requirements, or have seen their efforts to obtain or renew such permits contested by such groups. While we believe that our operations are in material compliance with these permits, it is possible that such challenges or claims will be made against our operations in the future. Moreover, our terminal operations may be affected by the impacts of additional regulation on petcoke or on the mining of all types of coal and use of thermal coal for fuel, which is restricting supply in some markets and may reduce the volumes of coal that our terminals manage.

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

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. In 2014, the Supreme Court issued an opinion holding that although EPA may not treat GHGs as a pollutant for the purpose of determining whether a source must obtain a PSD or Title V permit, EPA may continue to require GHG limitations in permits for sources classified as major based on their emission of other pollutants. Currently there is little information as to what may constitute BACT for GHG in most industries. Under this rule, certain modifications to our facilities could subject us to the additional permitting and other obligations relative to emissions of GHGs under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the Clean Air Act based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead. The EPA has engaged in rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. For instance, in August 2015, the EPA issued its final Clean Power Plan rules establishing carbon pollution standards for power plants. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan before the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”) issued a decision on the rule. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the D.C. Circuit and the Supreme Court through any certiorari petition that may be granted. In October 2017, the EPA proposed to repeal the Clean Power Plan ("CPP") although the final outcome of this proposal and the pending litigation regarding the CPP is uncertain at this time. In connection with this proposed repeal, EPA issued an Advanced Notice of Proposed Rulemaking ("ANPRM") in December 2017 regarding emission guidelines to limit GHG emissions from existing electric utility generating units. The ANPRM seeks comment regarding what the EPA should include in a potential new, existing source regulation of GHG emissions under the Clean Air Act that the EPA may propose. On October 9, 2018, the U.S. Supreme Court rejected any further challenges to the decision to repeal the Clean Power Plan. Although EPA proposed the Affordable Clean Energy (“ACE”) rule as a replacement for the CPP in August 2018, the ACE rule has not yet been finalized.

Currently, we do not anticipate these new or existing power plan GHG rules to impact our facilities. However, the impact current and future GHG-related legislation and regulations have on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources decisions by states regarding the sources that will be subject to any implementing programs they may adopt and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues. Collectively, these requirements along with restrictions and requirements regarding the mining of all types of coal may reduce the volumes of coal that we manage and may ultimately adversely impact our customers. Depending on whether another rule is promulgated in the future, it could increase the demand for natural gas-generated electricity.

•
Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a significant increase in the dollar penalties assessed for citations issued.

•
Safety. Our facilities are subject to regulation by the Occupational Safety and Health Administration (OSHA) of the United States Department of Labor and other agencies with standards designed to ensure worker safety. As noted above, we have consistently operated within the top quartiles for OSHA’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute.

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

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. The EPA and state regulators have issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stem from alleged violations of air operating permits for these facilities. SunCoke is working in a cooperative manner with the EPA and Ohio Environmental Protection Agency to address the allegations and has entered into a consent decree in federal district court with these parties. The consent decree includes an approximately $2.2 million civil penalty payment that was paid by SunCoke in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We retained an aggregate of $119 million in proceeds from our initial public offering and subsequent dropdowns to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. SunCoke and the Partnership anticipate spending approximately $150 million to comply with these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $131 million to date and expects to spend the remaining capital through the first half of 2019. SunCoke has reimbursed the Partnership approximately $20 million for the estimated additional spending beyond what has previously been funded.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third-parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2018.

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
The Final Regulations provide that if a partnership’s income from non-qualifying operations “was qualifying income under the statute as reasonably interpreted,” then that partnership will have a transition period ending on the last day of the partnership’s taxable year that included the date that is ten years after the date the Final Regulations are published in the Federal Register (i.e., December 31, 2027), during which it can treat income from such activities as qualifying income. After conferring with outside counsel, the Partnership is of the view that its interpretation was reasonable in concluding that the Partnership’s income from cokemaking was qualifying income, and that the Partnership will benefit from the ten-year transition period. Subsequent to the transition period, certain cokemaking entities in the Partnership will become taxable as corporations. Also see “Part I. Item 1A. Risk Factors" and Note 6 to the consolidated financial statements.
The present federal income tax treatment of publicly traded partnerships, including the Partnership, or an investment in its common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for the Partnership to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in its common units. For example, as discussed above, on January 24, 2017, Final Regulations were published in the Federal Register and apply to taxable years beginning on or after January 19, 2017. The Final Regulations will likely affect the ability of partnerships to continue to qualify as a publicly traded partnership.
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
Risk Related to the Simplification Transaction
The proposed Simplification Transaction is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Simplification Transaction, or significant delays in completing the Simplification Transaction, could negatively affect each party's future business and financial results and the trading prices of our common units and SunCoke’s common stock.
Completion of the proposed Simplification Transaction is subject to a number of conditions, including approval of (i) the Merger Agreement by SunCoke’s common stockholders and (ii) the issuance of the SunCoke’s common stock to be used as merger consideration, which make the completion and timing of the consummation of the Simplification Transaction uncertain. Also, either the Partnership or SunCoke may terminate the Merger Agreement if the Simplification Transaction has not been completed by September 30, 2019, except that this termination right will not be available to any party whose failure to perform any obligation under the Merger Agreement has been the principal cause of, or resulted in, the failure of the proposed Simplification Transaction to be consummated by such date.
Completion of the proposed Simplification Transaction is not assured and is subject to several risks and uncertainties, including the risk that the required approvals may not obtained, or even if obtained, still may not result in successful completion of the Simplification Transaction. In addition, the proposed Simplification Transaction is subject to a number of conditions, some of which are beyond the parties' control, that, if not satisfied or waived, may prevent, delay or otherwise result in the proposed Simplification Transaction not occurring.
If the proposed Simplification Transaction is not completed, or if there are significant delays in completing the proposed Simplification Transaction, the Partnership's and SunCoke’s future business and financial results and the trading prices of our common units and SunCoke’s common stock could be negatively affected, and each of the parties will be subject to several risks, including the following:

•	the parties may be liable for fees or expenses to one another under the terms and conditions of the Merger Agreement;

•
there may be negative reactions from the financial markets due to the fact that current prices of our common units and SunCoke's common stock may reflect a market assumption that the proposed Simplification Transaction will be completed; and

•
the attention of management will have been diverted to the proposed Simplification Transaction rather than their own operations and pursuit of other opportunities that could have been beneficial to their respective businesses.

The Partnership and SunCoke are subject to business uncertainties and contractual restrictions while the proposed Simplification Transaction is pending, which could adversely affect each party's business and operations.
In connection with the pendency of the proposed Simplification Transaction, it is possible that some customers and other persons with whom we or SunCoke have business relationships may delay or defer certain business decisions as a result of the Simplification Transaction, which could negatively affect our and SunCoke’s respective revenues, earnings and cash flow, as well as the market price of our common units and/or SunCoke’s common stock, regardless of whether the proposed Simplification Transaction is eventually completed. Under the terms of the Merger Agreement, the Partnership and SunCoke are each subject to certain restrictions on the conduct of its business prior to completing the Simplification Transaction, which may adversely affect the ability to execute certain business strategies including, in some cases, the ability to enter into contracts, acquire or dispose of assets, incur indebtedness, or incur capital expenditures. Such limitations could affect each party's businesses and operations negatively prior to the completion of the proposed Simplification Transaction.

Because the exchange ratio is fixed and because the market price of SunCoke’s common stock will fluctuate prior to the completion of the proposed Simplification Transaction, our unaffiliated common unitholders cannot be sure of the market value of the SunCoke common stock they will receive as Simplification Transaction consideration relative to the value of our common units they exchange.
The market value of the consideration that our unaffiliated common unitholders actually receive in the proposed Simplification Transaction will depend on the trading price of SunCoke’s common stock at the closing of the proposed Simplification Transaction. The exchange ratio that determines the number of shares of SunCoke’s common stock that our unaffiliated common unitholders will receive in the proposed Simplification Transaction is fixed at 1.40 shares of SunCoke’s common stock for each common unit of the Partnership. There is no mechanism contained in the Merger Agreement, or otherwise, to adjust the number of shares of SunCoke’s common stock that our unaffiliated common unitholders will receive based upon any decrease or increase in the trading price of SunCoke’s common stock. Stock or unit price changes may result from a variety of factors, many of which are beyond our and SunCoke’s control, including:

•	changes in our or SunCoke’s business, operations and prospects;

•	changes in market assessments of our or SunCoke’s business, operations and prospects;

•	changes in market assessments of the likelihood that the proposed Simplification Transaction will be completed;

•	interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of our common units or SunCoke's common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and SunCoke operate.
If the price of SunCoke’s common stock at the closing of the proposed Simplification Transaction is less than the price of SunCoke’s common stock on the date that the Merger Agreement was signed, then the market value of the merger consideration will be less than contemplated at the time the Merger Agreement was signed.
The date our unaffiliated common unitholders will receive the merger consideration depends on the completion date of the proposed Simplification Transaction, which is uncertain.
Completion of the proposed Simplification Transaction is subject to several conditions, not all of which are controllable by us or SunCoke. Accordingly, even if the proposed Simplification Transaction is approved by our common unitholders and SunCoke’s common stockholders, the date on which our unaffiliated common unitholders will receive the merger consideration depends upon the completion date of the proposed Simplification Transaction, which is uncertain and subject to several other closing conditions.
We and SunCoke may incur transaction-related costs in connection with the proposed Simplification Transaction.
We and SunCoke each expect to incur a number of non-recurring transaction-related costs associated with completing the proposed Simplification Transaction, combining the operations of the two companies and attempting to achieve desired synergies. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately at the present time.
Certain executive officers and directors of our general partner have interests in the proposed Simplification Transaction that are different from, or in addition to, the interests they may have as our unaffiliated common unitholders, which could influence their decision to support or approve the proposed Simplification Transaction.
Certain executive officers and/or directors of our general partner own equity interests in SunCoke, receive fees and other compensation from SunCoke and will have rights to ongoing indemnification and insurance coverage by the surviving company that give them interests in the proposed Simplification Transaction that may be different from, or in addition to, the interests of an unaffiliated unitholder of the Partnership. Additionally, certain of our general partner’s executive officers and director beneficially own Partnership common units and will receive the applicable merger consideration upon completion of the proposed Simplification Transaction, receive fees and other compensation from us and are entitled to indemnification arrangements with us that give them interests in the proposed Simplification Transaction that may be different from, or in addition to, the interests of our unaffiliated stockholders.

Financial projections by us and SunCoke may not prove to be reflective of actual future results.
In connection with the proposed Simplification Transaction, we and SunCoke have prepared and considered, among other things, internal financial forecasts for the Partnership and SunCoke, respectively. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all or within projected time frames. In addition, the failure of SunCoke’s businesses to achieve projected results could have a material adverse effect on SunCoke’s share price, financial position and ability to institute or maintain a dividend on its stock following the proposed Simplification Transaction.
We and SunCoke may be unable to obtain the regulatory clearances required to complete the proposed Simplification Transaction or, in order to do so, we and SunCoke may be required to comply with material restrictions or satisfy material conditions.
The closing of the proposed Simplification Transaction is subject to the condition precedent that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the consummation of the transactions contemplated by the Merger Agreement, or making the consummation of the transactions contemplated by the Merger Agreement illegal. Additionally, one or more state attorneys general could seek to block or challenge the proposed Simplification Transaction as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, under certain circumstances, a third party could initiate a private action challenging or seeking to enjoin the proposed Simplification Transaction, before or after it is completed. We may not prevail and could incur significant costs in defending or settling any such action.
Shares of SunCoke’s common stock to be received by our unaffiliated common unitholders as a result of the proposed Simplification Transaction have different rights from our common units.
Following completion of the proposed Simplification Transaction, our unaffiliated common unitholders no longer will hold our common units, but instead will be stockholders of SunCoke. There are important differences between the rights of our unaffiliated common unitholders and the rights of SunCoke’s stockholders. Ownership interests in a limited partnership are fundamentally different from ownership interests in a corporation. Our unaffiliated common unitholders will own SunCoke common stock following the completion of the proposed Simplification Transaction, and their rights associated with the common stock will be governed by SunCoke’s organizational documents and the Delaware General Corporation Law, which differ in a number of respects from our partnership agreement and the Limited Partnership Act of the State of Delaware.
Litigation filed against us and/or SunCoke could prevent or delay the consummation of the Simplification Transaction or result in the payment of damages following completion of the Simplification Transaction.
Following announcement of the proposed Simplification Transaction, purported Partnership unitholders may file putative unitholder class action lawsuits against us, our general partner, and the general partner's Board of Directors, among others. Among other remedies, the plaintiffs may seek to enjoin the transactions contemplated by the merger agreement. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, such lawsuits could prevent or delay completion of the Simplification Transaction and result in substantial costs to us and/or SunCoke, including costs associated with indemnification. Additional lawsuits may be filed against us, SunCoke or our respective officers or directors in connection with the Simplification Transaction. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Simplification Transaction is consummated may adversely affect the business, financial condition, results of operations and cash flows of the combined organization.
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
Assets and equipment critical to the operations of our cokemaking and logistics operations also may deteriorate or become depleted materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to execute on capital maintenance or procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
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
We face competition, both in our cokemaking operations and in our logistics business:

•
Cokemaking operations: Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have relied upon natural gas, pulverized coal, and/or other coke substitutes. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke. For example, electric arc furnace technology is a commercially proven process widely used in the U.S. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced. We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies other than our own. As these technologies improve and as new technologies are developed, competition in the cokemaking industry may intensify. As alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced.

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

Such competition could reduce demand for our products and services, thus having a material and adverse effect on our results of operations.
We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our cash flows, financial position or results of operations, and therefore may limit our ability to make cash distributions to unitholders.
Our operations are subject to strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG, compliance with the NAAQS, management and disposal of hazardous substances and wastes, cleanup of contaminated sites, protection of groundwater quality and availability, protection of plants and wildlife, reclamation and restoration of properties after completion of mining or drilling, installation of safety equipment in our facilities, sales of electric power, and protection of employee health and safety. Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may hinder operations. In addition, these requirements are complex, change frequently and have become more stringent over time. Regulatory requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, and could have a material adverse effect on our business.
Failure to comply with applicable laws, regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could cause delays in permitting or development of projects or materially limit, or increase the cost of, our operations. We may not have been, or may not be, at all times, in complete compliance with all such requirements, and we may incur material costs or liabilities in connection with such requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. For a description of certain environmental laws and matters applicable to us, see “Item 1. Business-Legal and Regulatory Requirements.”
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
We are currently covered by insurance policies maintained by our sponsor and we currently maintain our own directors’ and officers’ liability insurance policy. These insurance policies provide limited coverage for some, but not all, of the potential risks and liabilities associated with our businesses. For some risks, we may not obtain insurance or be covered by our sponsor’s policies if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we and our sponsor may not be able to renew our or its existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain risks, such as certain environmental and pollution risks, and certain cybersecurity risks, generally are not fully insurable. Even where insurance coverage applies, insurers may contest their obligations to make payments. Further, with the exception of directors’ and officers’ liability, for which we maintain our own insurance policy, our coverage under our sponsor’s insurance policies is our sole source of insurance for risks related to our business. Our sponsor’s insurance coverage may not be adequate to cover us against losses we incur and coverage under these policies may be depleted or may not be available to us to the extent that our sponsor exhausts the coverage limits. Our financial condition, results of operations and cash flows and, therefore, our ability to distribute cash to unitholders, could be materially and adversely affected by losses and liabilities from un-insured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
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
We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and sophisticated cyber-attacks.
We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. Cyber-attacks could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; and jeopardize the security of our facilities. A cyber-attack could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but a cyber-attack could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows. As cyber-attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
We are or may become subject to privacy and data protection laws, rules and directives relating to the processing of personal data in the countries where we operate.
The growth of cyber-attacks has resulted in an evolving legal landscape which imposes costs that are likely to increase over time. For example, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and recent California legislation (which, among other things, provides for a private right of action), pose increasingly complex compliance challenges and could potentially elevate our costs over time. Any failure by us to comply with such laws and regulations could result in penalties and liabilities. It is also possible under certain legislation that if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
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
Over the next five years, we have approximately $115.1 million of total consolidated debt maturing (See Note 11 to the consolidated financial statements). We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
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
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill II facility are subject to early termination under certain circumstances and any such termination coupled with our inability to market the coke at similar prices could adversely affect our financial position.
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill II facility are subject to early termination by AK Steel upon satisfaction of two criteria. The Haverhill coke sales agreement with AK Steel expires on December 31, 2021. The Haverhill energy sales agreement with AK Steel runs concurrently with the term of the coke sales agreement, including any renewals, and automatically terminates upon the termination of the related coke sales agreement. Since January 1, 2014, the coke sales agreement may be terminated by AK Steel at any time on or after upon two years prior written notice, if AK Steel (i) permanently shuts down operation of the iron producing portion at its steel mill in Ashland, Kentucky (the Ashland Works Plant) and (ii) has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Works Plant’s iron production capacity. If AK Steel were able to satisfy both criteria and chose to elect early termination, AK Steel must provide two years advance notice of the termination. During the two year notice period, AK Steel must continue to perform in full under the terms of the coke sales agreement and energy sales agreement. On January 28, 2019, AK Steel announced its intention to permanently close its Ashland Works Plant by the end of 2019. Were the Ashland Works Plant to permanently shut down, we believe AK Steel has not and would not satisfy the second criterion.
If AK Steel were to terminate the coke sales agreement and we were unable to enter into similar long-term contracts with replacement customers for the coke previously purchased by AK Steel, then we may be forced to sell some or all of the previously contracted coke in the spot market.
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
Decreased demand for thermal or metallurgical coals, and extended or substantial price declines for coal could adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. The cash flows associated with our logistics business may decline unless we are able to secure new volumes of coal, or other dry bulk products, by attracting additional customers to these operations. Future growth and profitability of our logistics business segment will depend, in part, upon whether we can contract for additional coal and other bulk commodity volumes at a rate greater than that of any decline in volumes from existing customers. Accordingly, decreased demand for coal, or other bulk commodities, or a decrease in the market price of coal, or other bulk commodities, could have a material adverse effect on the results of operations or financial condition of our logistics business.
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
Risks Inherent in an Investment in Us
We may not generate sufficient earnings from operations to enable us to pay quarterly distributions to unitholders.
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

•
proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, equity compensation, income, or other matters;

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
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders initially will be unable to remove our general partner without its consent because our general partner and its affiliates will own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common units is required to remove our general partner. Our sponsor currently owns an aggregate of 60.4 percent of our outstanding units.
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
Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce our earnings and therefore our ability to distribute cash to our unitholders. See Note 5 to our consolidated financial statements for details on the Partnership's distribution policy.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.
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
The IRS might challenge our treatment of income from our cokemaking operations as qualifying income by asserting that such treatment did not rely upon a reasonable interpretation of the statute prior to May 6, 2015. If so, nothing would preclude the IRS from challenging our status as a partnership for federal income tax purposes from the time of our initial public offering.  If this challenge were to occur and prevail, (i) we would be taxed retroactively as if we were a corporation at federal and state tax rates, likely resulting in a material amount of taxable income and taxes in certain open years, (ii) historical and future distributions would generally be taxed again as corporate distributions and (iii) no income, gains, losses, deductions or credits recognized by us would flow to our unitholders. This would result in a material reduction in our cash flow and after-tax return to our unitholders and the recording of an income tax provision and a reduction in net income.
If, notwithstanding our confidence regarding our eligibility to use the transition period based on our belief and a legal opinion from outside counsel, the IRS were to challenge our eligibility to qualify for the transition period or our position that we have satisfied the Qualifying Income Exception from the time of our IPO, we would vigorously disagree with such a challenge, although we can provide no assurance of our likelihood of, or costs associated with, prevailing. Please read "Item 1 Business - IRS Final Regulation on Qualifying income."
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
Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year.  However, under the Tax Reform Legislation, for taxable years beginning after December 31, 2017, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income."  For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.
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
A substantial portion of the amount realized from your sale of our units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture.  Thus, you may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than your adjusted basis in the units.  Net capital loss may only offset capital gains, subject to applicable IRS limitations.  In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
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
We have adopted certain valuation methodologies in determining a unitholder's allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.
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
The information presented in Note 12 to our consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2018.

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
Market for the Partnership’s Common Equity
The Partnership's common units, representing limited partnership interests, have been trading under the trading symbol “SXCP” on the New York Stock Exchange since January 18, 2013. At the close of business on February 8, 2019, there were four holders of record of the Partnership’s common units, including Sun Coal & Coke LLC, which owns 100 percent of our general partner and holds 28,499,899 of our common units. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Market Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. There were no unit repurchases during 2018 by the Partnership. At December 31, 2018, there was $37.2 million available under the authorized unit repurchase program.

Item 6.	Selected Financial Data
The following table presents summary consolidated operating results and other information of the Partnership and should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
Our consolidated financial statements include amounts allocated from SunCoke for corporate and other costs attributable to our operations. These allocated costs are for services provided to us by SunCoke. SunCoke centrally provides engineering, operations, procurement and information technology support to its and our facilities. In addition, allocated costs include legal, accounting, tax, treasury, insurance, employee benefit costs, communications and human resources. All corporate costs that were specifically identifiable to a particular operating facility of SunCoke or the Partnership have been allocated to that facility. Where specific identification of charges to a particular operating facility was not practicable, a reasonable method of allocation was applied to all remaining corporate and other costs. The allocation methodology for all remaining corporate and other costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of SunCoke’s and the Partnership's operating facilities.
The consolidated financial statements do not necessarily reflect what our financial position and results of operations would have been if we had operated as an independent, publicly-traded partnership during the periods shown. In addition, the consolidated financial statements are not necessarily indicative of our future results of operations or financial condition.

	Years Ended December 31,
	2018(1)	2017(1)	2016(1)	2015(1)	2014
	(Dollars in millions, except per unit amounts)
Operating Results:
Total revenues	$892.1	$845.6	$779.7	$838.5	$873.0
Operating income	$117.2	$142.8	$146.1	$137.2	$135.1
Net income (loss)(2)	$59.4	$(17.5)	$121.4	$92.2	$87.5
Net income (loss) attributable to SunCoke Energy Partners, L.P.	57.5	(18.1)	$119.1	$85.4	$56.0
Net income (loss) per common unit (basic and diluted)	$1.22	$(0.54)	$2.07	$1.92	$1.58
Net income per subordinated unit (basic and diluted)(3)	$—	$—	$—	$1.71	$1.43
Distributions declared per unit	$1.6000	$2.3760	$2.3760	$2.2888	$2.0175
Balance Sheet Data (at period end):
Total assets	$1,619.1	$1,641.4	$1,696.0	$1,768.9	$1,417.0
Long-term debt and financing obligation	$793.3	$818.4	$805.7	$894.5	$399.0

(1)	The results of CMT have been included in the consolidated financial statements since it was acquired on August 12, 2015. CMT added the following:

	Years Ended December 31,
	2018	2017	2016	2015
	(Dollars in millions)
Combined assets	$370.9	$394.6	$411.7	$426.1
Revenues	$81.3	$71.1	$62.7	$28.6
Operating income	$40.2	$42.3	$46.5	$18.4

(2)
In 2017, as a result of the Final Regulations on qualifying income and the new Tax Legislation, the Partnership recorded deferred income tax expense, net of $79.8 million. See Note 6 to our consolidated financial statements.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item and Note 15 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our results of operations include reference to our business operations and market conditions, which are further described in Part I of this document.
2018 Overview
Our consolidated results of operations were as follows:

Year Ended December 31,
2018
(Dollars in millions)
Net income attributable to SunCoke Energy Partners, L.P.	57.5
Net cash provided by operating activities	$162.8
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$209.4
During 2018, the Partnership successfully delivered against the majority of our key objectives:

•
Financial objectives. Net income attributable to SunCoke Energy Partners, L.P. in 2018 was $57.5 million. We delivered Adjusted EBITDA attributable to SunCoke Energy Partners, L.P. of $209.4 million, slightly below our guidance range of $210 million to $215 million, and generated $162.8 million of operating cash flow, above our revised guidance of between $140 million and $150 million. Domestic Coke contributed Adjusted EBITDA of $157.5 million, and Logistics delivered Adjusted EBITDA of $71.6 million, reflecting the highest annual volumes in CMT’s history.

•
Achieved de-leveraging goals. We achieved our objective to pay down $25 million on the Partnership Revolver in 2018 and continue to maintain our focus on strengthening our balance sheet and reducing debt in 2019.

•
Leveraged CMT capabilities to further diversify customer and product mix. We continued to further diversify the product mix by handling petroleum coke, aggregates and liquids, and we remain focused on adding additional dry bulk products to grow the terminal.  In 2018, we moved approximately one million merchant tons of bulk products through CMT.

•
Delivered operational excellence and optimized our asset base. We continued to improve operational performance across both our coke and logistics businesses, which was reflected by the increase in volumes in both segments during 2018. We encountered operational challenges at our Granite City facility during 2018, which included an extended outage and a machinery fire. As part of the extended outage, we completed various upgrades on our heat recovery steam generators and flue gas desulfurization system in order to improve the long-term reliability and operational performance of these assets. These necessary upgrades will better position Granite City for long-term success. We also made significant progress on our environmental remediation project at Granite City and expect the project to be completed by the middle of 2019.

Our Focus and Outlook for 2019
During 2019, our primary focus will be to:

•
Achieve financial objectives. We expect to deliver Adjusted EBITDA attributable to the Partnership of between $215 million and $225 million and operating cash flow of between $145 million and $160 million. Significant operational improvements at Granite City and solid ongoing operations across the remaining Domestic Coke fleet are expected to contribute to the growth in Adjusted EBITDA.

•
Continue to pay down debt and strengthen the balance sheet. We remain committed to continuing to strengthen the balance sheet and plan to allocate excess cash flow, after distributions, towards reducing debt, which will maximize long-term value for all unitholders.

•
Deliver operational excellence and optimize our asset base. We remain focused on further improving operational performance across both our coke and logistics businesses, as well as successfully executing on our 2019 capital plan. We expect operational improvements at Granite City to generate an increase in production and higher energy revenues as well as lower operating and maintenance costs. We also continue to work to secure further new business and diversify our customer base.

Items Impacting Comparability

•
Debt Activities. During 2017, the Partnership refinanced its debt obligations and amended and restated the Partnership Revolver, resulting in a loss on extinguishment of debt on the Consolidated Statement of Operations of $20.0 million.

During 2016, the Partnership de-levered its balance sheet by repurchasing $89.5 million of face value notes due in 2020, resulting in gains on debt extinguishment of $25.0 million on the Consolidated Statement of Operations.
As a result of the above debt activities, weighted average debt balances during 2018, 2017 and 2016 were $839.2 million, $840.8 million and $843.1 million, respectively, and related interest expense in 2018, 2017 and 2016 was $62.7 million, $57.5 million and $52.7 million, respectively or a weighted average interest rate of 7.47 percent, 6.84 percent and 6.25 percent, respectively. The increase in related interest expense in 2017 as compared to 2016 was driven by higher interest rates as a result of the Partnership's debt refinancing activities. Interest expense in 2018 reflects a full year of the higher rates.

•	Tax Rulings.

◦
IRS Final Regulations on Qualifying Income. In January 2017, the IRS announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. As a result of the qualifying income exception discussed above, the Partnership recorded deferred income tax expense of $148.6 million related to its changes in its projected deferred tax liability associated with projected book to tax differences at the end of the 10-year transition period. The Partnership recorded a deferred tax benefit of $3.6 million in 2018 as a result of current period additions and changes in estimated useful lives of certain assets. See Note 6 to our consolidated financial statements.

◦
Tax Legislation. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revised the U.S. corporate income tax structure, including lowering corporate income tax rates. As a result, the Partnership recorded an income tax benefit of $68.8 million for the remeasurement of its U.S. deferred income tax liabilities, reversing a portion of the deferred income tax expense recorded from the Final Regulations in the first quarter of 2017.

The net impact of the Final Regulations and Tax Legislation, resulted in $79.8 million of deferred income tax expense, net during 2017.

Consolidated Results of Operations
The following section includes analysis of consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. See "Analysis of Segment Results" later in this section for further details of these results.

	Years Ended December 31,			Increase (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Revenues
Sales and other operating revenue	$892.1	$845.6	$779.7	$46.5	$65.9
Costs and operating expenses
Cost of products sold and operating expenses	648.9	586.7	517.2	62.2	69.5
Selling, general and administrative expenses	33.6	32.5	38.7	1.1	(6.2)
Depreciation and amortization expense	92.4	83.6	77.7	8.8	5.9
Total costs and operating expenses	774.9	702.8	633.6	72.1	69.2
Operating income	117.2	142.8	146.1	(25.6)	(3.3)
Interest expense, net(1)	59.4	56.4	47.7	3.0	8.7
Loss (gain) on extinguishment of debt, net(1)	—	20.0	(25.0)	(20.0)	45.0
Income before income tax expense (benefit)	57.8	66.4	123.4	(8.6)	(57.0)
Income tax (benefit) expense(1)	(1.6)	83.9	2.0	(85.5)	81.9
Net income (loss)	$59.4	$(17.5)	$121.4	$76.9	$(138.9)
Less: Net income attributable to noncontrolling interests	1.9	0.6	2.3	1.3	(1.7)
Net income (loss) attributable to SunCoke Energy Partners, L.P.	$57.5	$(18.1)	$119.1	$75.6	$(137.2)

(1)	See year-over-year changes described in "Items Impacting Comparability."
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for 2018 and 2017 as compared to prior year periods, primarily due to the pass-through of higher coal prices in our Domestic Coke segment. Higher sales volumes in our Logistics segment also increased revenues.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expense in 2018 as compared to 2017 was driven by higher costs to resolve certain legal matters. The decrease in selling, general and administrative expense in 2017 as compared to 2016 was driven by lower professional service fees and the absence of unfavorable mark-to-market adjustments on deferred compensation driven by changes in the Partnership's unit price recorded in 2016.
Depreciation and Amortization Expense. Depreciation and amortization expense increased in 2018 as compared to 2017 driven by revisions to the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design. The revisions resulted in additional depreciation of $9.2 million or $0.20 per common unit, during 2018. The increase in depreciation and amortization expense during 2017 as compared to 2016 was impacted by depreciation expense on CMT's ship loader and certain environmental remediation assets (i.e. gas sharing) at our Haverhill cokemaking facility, both placed in service during the fourth quarter of 2016.
Noncontrolling Interest. Net income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities. The net impact of the Final Regulations and Tax Legislation attributable to SunCoke's retained ownership interest in our cokemaking facilities impacted 2017.

Results of Reportable Business Segments
We report our business results through two segments:

•
Domestic Coke consists of our Haverhill facility, located in Franklin Furnace, Ohio, our Middletown facility, located in Middletown, Ohio, and our Granite City facility, located in Granite City, Illinois.

•
Logistics consists of Convent Marine Terminal ("CMT"), located in Convent, Louisiana, Kanawha River Terminal ("KRT"), located in Ceredo and Belle, West Virginia, and SunCoke Lake Terminal ("Lake Terminal"), located in East Chicago, Indiana. Lake Terminal is located adjacent to SunCoke's Indiana Harbor cokemaking facility.

The operations of each of our segments are described in Part I of this document.
Corporate and other expenses that can be identified with a segment have been included as deductions in determining operating results of our business segments and the remaining expenses have been included in Corporate and Other.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity and uses it as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” near the end of this Item and Note 15 to our consolidated financial statements.

Segment Operating Data
The following tables set forth financial and operating data by segment for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,			Increase (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$776.7	$739.7	$681.8	$37.0	$57.9
Logistics	115.4	105.9	97.9	9.5	8.0
Logistics intersegment sales	6.9	6.5	6.1	0.4	0.4
Elimination of intersegment sales	(6.9)	(6.5)	(6.1)	(0.4)	(0.4)
Total	$892.1	$845.6	$779.7	$46.5	$65.9
Adjusted EBITDA(1):
Domestic Coke	$157.5	$170.3	$167.0	$(12.8)	$3.3
Logistics	71.6	69.7	63.2	1.9	6.5
Corporate and Other	(16.6)	(15.3)	(17.2)	(1.3)	1.9
Total	$212.5	$224.7	$213.0	$(12.2)	$11.7
Coke Operating Data:
Domestic Coke capacity utilization (%)	101	101	101	—	—
Domestic Coke production volumes (thousands of tons)	2,332	2,313	2,334	19	(21)
Domestic Coke sales volumes (thousands of tons)	2,344	2,298	2,336	46	(38)
Domestic Coke Adjusted EBITDA per ton(2)	$67.19	$74.11	$71.49	$(6.92)	$2.62
Logistics Operating Data:
Tons handled (thousands of tons)(3)	25,499	20,546	17,469	4,953	3,077
CMT take-or-pay shortfall tons (thousands of tons)(4)	220	2,918	6,076	(2,698)	(3,158)

(1)
See Note 15 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the years ended December 31, 2018, 2017 and 2016.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

(4)	Reflects tons billed under take-or-pay contracts where services were not performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue		Adjusted EBITDA
	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Beginning	$739.7	$681.8	$170.3	$167.0
Volumes(1)	6.2	(4.3)	(4.7)	3.6
Coal cost recovery and yields(2)	34.3	61.6	4.7	0.1
Operating and maintenance costs(3)	3.2	0.2	(7.8)	(5.5)
Energy and other(4)	(6.7)	0.4	(5.0)	5.1
Ending	$776.7	$739.7	$157.5	$170.3

(1)
In 2017, volumes were negatively impacted by a decrease in volumes to AK Steel, for which AK Steel provided make whole payments. In 2018, these volumes to AK Steel increased, benefiting revenue with minimal impact on Adjusted EBITDA as the Partnership is made whole on volume shortfalls. Partly offsetting this benefit were lower volumes at Granite City.

(2)
Revenues and the impact of coal-to-coke yields on Adjusted EBITDA move directionally with changes in coal prices, which increased in both 2018 and 2017 as compared to the prior year periods. Additionally, in 2017, certain coal costs were under-recovered as a result of unfulfilled coal supply commitments by on of our coal suppliers.

(3)	The timing and scope of outage work negatively impacted Adjusted EBITDA by $6.6 million in 2018.

(4)
The decrease in energy in 2018 as compared to 2017 was primarily driven by our extended Granite City outage and the impact a machinery fire had on energy production. The improvement in 2017 as compared to 2016 was driven by the impact of a turbine failure at our Haverhill facility in October 2016, which was fully restored in January 2017. This turbine failure adversely affected energy production in 2016, although the impact was partially mitigated by insurance recoveries.

Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue, inclusive of intersegment sales		Adjusted EBITDA
	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Beginning	$112.4	$104.0	$69.7	$63.2
Transloading volumes(1)	9.2	3.2	3.4	2.5
Price/margin impact of mix in transloading services	1.7	2.4	1.7	2.4
Operating and maintenance costs and other(2)	(1.0)	2.8	(3.2)	1.6
Ending	$122.3	$112.4	$71.6	$69.7

(1)	CMT achieved record volumes in 2017, which further increased in 2018. Volumes were 12.2 million tons, 8.0 million tons and 4.3 million tons in 2018, 2017 and 2016, respectively.

(2)	In 2018, the Mississippi River experienced near-historic water levels, which negatively impacted Adjusted EBITDA during 2018 as compared to 2017.

Corporate and Other
2018 compared to 2017
Corporate expenses increased $1.3 million to $16.6 million in 2018 compared to $15.3 million in 2017, primarily as a result higher allocation of costs from SunCoke as well as costs to resolve certain legal matters during 2018.
2017 compared to 2016
Corporate expenses improved $1.9 million to $15.3 million in 2017 compared to $17.2 million in 2016. The improvement was driven by lower spending on professional services and the absence of unfavorable period-over-period mark-to-market adjustments in deferred compensation driven by changes in the Partnership's unit price recorded in 2016.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, pay distributions, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. As of December 31, 2018, we had $12.6 million of cash and $178.1 million of borrowing availability under the Partnership Revolver.
Distributions
On January 28, 2019, our Board of Directors declared a quarterly cash distribution of $0.4000 per unit. This distribution will be paid on March 1, 2019, to unitholders of record on February 15, 2019.
The Partnership anticipates it will maintain the current quarterly distribution rate of $0.4000 per unit until the closing of the Simplification Transaction, discussed in Part I and Note 1 to our consolidated financial statements. Partnership common unitholders will receive a prorated distribution per unit payable in SunCoke common shares based upon a quarterly distribution of $0.4000 per unit for the period beginning with the first day of the most recent full calendar quarter with respect to which any Partnership unitholder distribution record date has not occurred (or if there is no such full calendar quarter, then beginning with the first day of the partial calendar quarter in which the closing occurs) and ending on the day prior to the close of the Simplification Transaction.
Covenants
As of December 31, 2018, the Partnership was in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 11 to the consolidated financial statements for details on debt covenants.
We expect the Partnership's current debt structure to remain unchanged at the time of the Simplification Transaction closing. The Simplification Transaction will not trigger any change-of-control provisions.
Credit Rating
In February 2018, S&P Global Ratings reaffirmed SunCoke's corporate family credit rating of BB- (stable). Additionally, in May 2018, Moody’s Investors Service reaffirmed SunCoke's corporate family credit rating of B1 (stable).

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$162.8	$136.7	$183.6
Net cash used in investing activities	(60.6)	(39.0)	(35.0)
Net cash used in financing activities	(96.2)	(133.4)	(172.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$6.0	$(35.7)	$(24.0)
Cash Provided by Operating Activities
Net cash provided by operating activities increased $26.1 million to $162.8 million in 2018 as compared to 2017. The increase was driven by a favorable year-over-year change of approximately $31 million in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily as a result of the timing of coal purchases and the settlement of balances with SunCoke during 2017. Additionally, the current year period benefited from $7.6 million of lower interest payments, net of capitalized interest, as a result of the Partnership's debt restructuring in the second quarter of 2017, which impacted the timing of interest payments and resulted in additional payments in 2017.
Net cash provided by operating activities decreased by $46.9 million in 2017 as compared to 2016. The decrease in operating cash flows was primarily driven by the unfavorable year-over-year change in primary working capital, of which approximately $25 million was due to fluctuating coal prices and inventory levels. Further contributing to the unfavorable year-over-year change was the payment of $7.0 million of the deferred corporate allocated costs to SunCoke during the second quarter of 2017, which had been deferred in the prior year period and higher cash interest payments during 2017 as compared to 2016 due primarily to changes in the timing of interest payments as a result of the Partnership refinancing its debt obligations.
Cash Used in Investing Activities
Net cash used in investing activities increased $21.6 million to $60.6 million in 2018 as compared to 2017. The increase was due to higher capital spending on the environmental remediation project at Granite City during 2018 as well as higher spending for ongoing capital expenditures compared to 2017.
Net cash used in investing activities increased $4.0 million to $39.0 million in 2017 compared to 2016. The increase was due to higher capital spending on the environmental remediation project at Granite City during 2017 as compared to 2016.
Cash Used in Financing Activities
Net cash used in financing activities was $96.2 million in 2018 and was primarily related to the Partnership's distribution payments to unitholders and noncontrolling interest of $88.6 million and the Partnership's repayment of $25.0 million on its revolving credit facility during the third quarter of 2018. Pursuant to the omnibus agreement, SunCoke, through the general partner, made capital contributions of $20.0 million to us during 2018 for certain known environmental remediation projects. See Note 11 to our consolidated financial statements for further discussion of debt activities.
Net cash used in financing activities was $133.4 million in 2017 and was primarily related to the Partnership's distribution payments to unitholders and noncontrolling interest of $121.9 million. Additionally, during 2017, the Partnership refinanced its debt obligations, for which the Partnership made repayments of debt, net of proceeds, of $11.5 million.
Net cash used in financing activities was $172.6 million in 2016. In connection with the Partnership's de-levering activities, the Partnership made repayments of debt, net of proceeds from the sale-leaseback arrangement, of $61.1 million. Additionally, during 2016, the Partnership paid distributions to unitholders and noncontrolling interest of $119.9 million. The repayments of debt and distributions were partially offset by capital contributions from SunCoke of $8.4 million from the reimbursement holiday.

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

The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Ongoing capital	$30.2	$18.2	$15.8
Environmental remediation project(1)	29.8	19.4	7.8
Expansion capital(2)	0.8	1.4	13.5
Total	$60.8	$39.0	$37.1

(1)	Includes $3.2 million, $1.1 million and $2.7 million of capitalized interest in connection with the gas sharing projects for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
Primarily consists of capital expenditures for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT. Additionally, this includes capitalized interest of $2.3 million for the year ended December 31, 2016.

In 2019, we expect our capital expenditures to be between $55 million and $60 million.
We retained an aggregate of $119 million in proceeds from our IPO and subsequent dropdowns to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. SunCoke and the Partnership anticipate spending approximately $150 million to comply with these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $131 million to date and expects to spend the remaining capital through the first half of 2019. SunCoke has reimbursed the Partnership approximately $20 million for the estimated additional spending beyond what has previously been funded.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2018:

		Payment Due Dates
	Total	2019	2020-2021	2022-2023	Thereafter
	(Dollars in millions)
Total borrowings:(1)
Principal	$815.1	$2.8	$7.3	$105.0	$700.0
Interest	359.1	58.6	116.7	107.2	76.6
Operating leases(2)	1.5	1.1	0.3	0.1	—
Purchase obligations:
Coal(3)	434.0	434.0	—	—	—
Transportation and coal handling(4)	89.1	23.6	26.2	12.9	26.4
Other(5)	7.1	2.4	2.0	1.8	0.9
Total	$1,705.9	$522.5	$152.5	$227.0	$803.9

(1)
At December 31, 2018, debt consists of $700.0 million of Partnership Notes, $105.0 million of Partnership Revolver and $10.1 million of Partnership Financing Obligation. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2018.

(2)
Our operating leases include leases for office space, land, locomotives, office equipment and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year.

(3)
Certain coal procurement contracts included in the table above were not executed at December 31, 2018. We estimate these contracts to be approximately $68 million of purchase obligations in 2019 and expect these to be finalized in the first quarter of 2019.

(4)
Transportation and coal handling services consist primarily of railroad and terminal services attributable to delivery and handling of coke sales. Long-term commitments generally relate to locations for which limited transportation options exist and match the length of the related coke sales agreement.

(5)	Primarily represents open purchase orders for materials, supplies and services.
A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our principal purchase obligations in the ordinary course of business consist of coal and transportation and coal handling services, including railroad services. Our coal purchase obligations are generally for terms of one year and are based on fixed prices. These purchase obligations generally include fixed or minimum volume requirements. Transportation and coal handling obligations also typically include required minimum volume commitments and are for long-term agreements. The purchase obligation amounts in the table above are based on the minimum quantities or services to be purchased at estimated prices to be paid based on current market conditions. Accordingly, the actual amounts may vary significantly from the estimates included in the table.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements, which include operating leases disclosed in Note 12 to the consolidated financial statements. Other than these arrangements, the Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements of SunCoke Energy Partners, L.P., which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Accounting for impairments is subject to significant estimates and assumptions. Although our management bases our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our consolidated financial statements have been prepared at any point in time. Despite these inherent limitations, our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition.
Accounting for Impairments of Goodwill
Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit to below its carrying value. We perform our annual goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
The Logistics reporting unit had $73.5 million of goodwill at December 31, 2018. The step one analysis as of October 1st resulted in the fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeding its carrying value by approximately 30 percent. A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"). Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and a 14 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value.
Recent Accounting Standards
See Note 2 to the consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 15 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for 2018, 2017 and 2016.
Below are reconciliations of 2019 estimated Adjusted EBITDA from its closest GAAP measures:

	2019
	Low	High
	(Dollars in millions)
Net Income	$46	$61
Add:
Depreciation and amortization expense	110	105
Interest expense	60	60
Income tax expense	2	3
Adjusted EBITDA	$218	$229
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	3	4
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$215	$225

	2019
	Low	High
	(Dollars in millions)
Net cash provided by operating activities	$145	$160
Add:
Cash interest paid	60	60
Cash income taxes paid	2	3
Changes in working capital and other	11	6
Adjusted EBITDA	$218	$229
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	3	4
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$215	$225

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, depreciation and amortization.

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
Price of coal
We did not use derivatives to hedge any of our coal purchases. Although we have not previously done so, we may enter into derivative financial instruments from time to time in the future to economically manage our exposure related to these market risks.
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
Interest Rates
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. The daily average outstanding balance on borrowings with variable interest rates was $127.9 million and $184.3 million during the years ended December 31, 2018 and 2017, respectively. Assuming a 50 basis point change in LIBOR, interest expense would have been impacted by $0.6 million and $0.9 million in 2018 and 2017, respectively. At December 31, 2018, we had outstanding borrowings with variable interest rates of $105.0 million under the Partnership Revolver.
At December 31, 2018 and 2017, we had cash and cash equivalents of $12.6 million and $6.6 million, respectively, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by zero and $0.1 million for the years ended December 31, 2018 and 2017.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the unitholders and board of directors
SunCoke Energy Partners L.P.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SunCoke Energy Partners, L.P., and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Partnership’s auditor since 2015.
Chicago, Illinois
February 15, 2019

SunCoke Energy Partners, L.P.
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$892.1	$845.6	$779.7
Costs and operating expenses
Cost of products sold and operating expenses	648.9	586.7	517.2
Selling, general and administrative expenses	33.6	32.5	38.7
Depreciation and amortization expense	92.4	83.6	77.7
Total costs and operating expenses	774.9	702.8	633.6
Operating income	117.2	142.8	146.1
Interest expense, net	59.4	56.4	47.7
Loss (gain) on extinguishment of debt, net	—	20.0	(25.0)
Income before income tax (benefit) expense	57.8	66.4	123.4
Income tax (benefit) expense	(1.6)	83.9	2.0
Net income (loss)	59.4	(17.5)	121.4
Less: Net income attributable to noncontrolling interests	1.9	0.6	2.3
Net income (loss) attributable to SunCoke Energy Partners, L.P.	57.5	(18.1)	119.1

General partner's interest in net income	$1.2	$7.1	$23.6
Limited partners' interest in net income (loss)	$56.3	$(25.2)	$95.5
Net income (loss) per common unit (basic and diluted)	$1.22	$(0.54)	$2.07
Weighted average common units outstanding (basic and diluted)	46.2	46.2	46.2

(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	December 31,
	2018	2017
	(Dollars in millions)
Assets
Cash and cash equivalents	$12.6	$6.6
Receivables	48.8	42.2
Receivables from affiliates, net	3.1	5.7
Inventories	79.0	79.4
Other current assets	1.0	1.9
Total current assets	144.5	135.8
Properties, plants and equipment (net of accumulated depreciation of $499.9 million, and $423.1 million at December 31, 2018 and 2017, respectively)	1,245.1	1,265.6
Goodwill	73.5	73.5
Other intangible assets	155.8	166.2
Deferred charges and other assets	0.2	0.3
Total assets	$1,619.1	$1,641.4
Liabilities and Equity
Accounts payable	$68.8	$54.9
Accrued liabilities	13.5	14.6
Deferred revenue	3.0	1.7
Current portion of long-term debt and financing obligation	2.8	2.6
Interest payable	3.2	4.0
Total current liabilities	91.3	77.8
Long-term debt and financing obligation	793.3	818.4
Deferred income taxes	115.7	119.2
Other deferred credits and liabilities	12.1	10.1
Total liabilities	1,012.4	1,025.5
Equity
Held by public:
Common units 17,727,249, and 17,958,420 units issued at December 31, 2018 and 2017, respectively)	194.1	207.0
Held by parent:
Common units 28,499,899 and 28,268,728 units issued at December 31, 2018 and 2017, respectively)	351.6	365.4
General partner's interest	49.3	31.2
Partners’ capital attributable to SunCoke Energy Partners, L.P.	595.0	603.6
Noncontrolling interest	11.7	12.3
Total equity	606.7	615.9
Total liabilities and equity	$1,619.1	$1,641.4
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$59.4	$(17.5)	$121.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	92.4	83.6	77.7
Deferred income tax (benefit) expense	(3.5)	81.3	(0.1)
Loss (gain) on extinguishment of debt	—	20.0	(25.0)
Changes in working capital pertaining to operating activities:
Receivables	(6.6)	(2.5)	0.3
Receivables from affiliates, net	2.6	(9.0)	4.7
Inventories	0.4	(12.5)	10.2
Accounts payable	13.2	3.1	2.3
Accrued liabilities	(0.9)	2.7	0.5
Deferred revenue	1.3	(0.8)	0.4
Interest payable	(0.8)	(10.7)	(2.8)
Other	5.3	(1.0)	(6.0)
Net cash provided by operating activities	162.8	136.7	183.6
Cash Flows from Investing Activities:
Capital expenditures	(60.8)	(39.0)	(37.1)
Other investing activities	0.2	—	2.1
Net cash used in investing activities	(60.6)	(39.0)	(35.0)
Cash Flows from Financing Activities:
Proceeds from issuance of common units, net of offering costs	—	—	—
Proceeds from issuance of long-term debt	—	693.7	—
Repayment of long-term debt	—	(644.9)	(66.1)
Debt issuance costs	—	(15.8)	(0.2)
Proceeds from revolving credit facility	179.5	350.0	28.0
Repayment of revolving credit facility	(204.5)	(392.0)	(38.0)
Proceeds from financing obligation	—	—	16.2
Repayment of financing obligation	(2.6)	(2.5)	(1.0)
Distributions to unitholders (public and parent)	(86.1)	(119.2)	(116.4)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(2.5)	(2.7)	(3.5)
Capital contributions from SunCoke	20.0	—	8.4
Net cash used in financing activities	(96.2)	(133.4)	(172.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	6.0	(35.7)	(24.0)
Cash, cash equivalents and restricted cash at beginning of year	6.6	42.3	66.3
Cash, cash equivalents and restricted cash at end of year	$12.6	$6.6	$42.3
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $3.2 million, $1.1 million and $5.0 million, respectively	$56.9	$64.5	$49.0
Income taxes paid	$2.9	$1.4	$1.5
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statements of Equity

	Common - Public	Common - SunCoke	Subordinated - SunCoke	General Partner - SunCoke	Non- controlling Interest	Total
	(Dollars in millions)
At December 31, 2015	$300.0	$211.0	$203.3	$15.1	$15.6	$745.0
Partnership net income	46.1	49.4	—	23.6	2.3	121.4
Conversion of subordinated units to common units	—	203.3	(203.3)	—	—	—
Distribution to unitholders, net of unit issuances	(49.2)	(60.4)	—	(8.0)	—	(117.6)
Distribution to noncontrolling interest	—	—	—	—	(3.5)	(3.5)
SunCoke capital contributions	—	7.0	—	1.4	—	8.4
At December 31, 2016	$296.9	$410.3	$—	$32.1	$14.4	$753.7
Partnership net (loss) income	(13.5)	(11.7)	—	7.1	0.6	(17.5)
Distribution to unitholders, net of unit issuances	(46.8)	(62.8)	—	(8.0)	—	(117.6)
Public units acquired by SunCoke	(29.6)	29.6	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	(2.7)	(2.7)
At December 31, 2017	$207.0	$365.4	$—	$31.2	$12.3	$615.9
Partnership net income	21.7	34.6	—	1.2	1.9	59.4
Distribution to unitholders	(31.9)	(51.1)	—	(3.1)	—	(86.1)
Distributions to noncontrolling interest	—	—	—	—	(2.5)	(2.5)
Public units acquired by SunCoke	(2.7)	2.7	—	—	—	—
SunCoke capital contributions	—	—	—	20.0	—	20.0
At December 31, 2018	$194.1	$351.6	$—	$49.3	$11.7	$606.7
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the “Partnership,” “we,” “our” and “us”), primarily produces coke used in the blast furnace production of steel. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke.  We also provide handling and/or mixing services of coal and other aggregates at our logistics terminals.
At December 31, 2018, we owned a 98 percent interest in Haverhill Coke Company LLC (“Haverhill”), Middletown Coke Company, LLC (“Middletown”) and Gateway Energy and Coke Company, LLC (“Granite City”) and SunCoke Energy, Inc. (“SunCoke”) owned the remaining 2 percent interest in each of Haverhill, Middletown, and Granite City. The Partnership also owns a 100 percent interest in all of its logistics terminals. Through its subsidiary, SunCoke owned a 60.4 percent limited partnership interest in us and indirectly owned and controls our general partner, which holds a 2 percent general partner interest in us and all of our incentive distribution rights (“IDRs”).
Our cokemaking ovens have collective capacity to produce 2.3 million tons of coke annually and utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which seeks to repurpose the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the United States (“U.S.”) in approximately 30 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We provide steam pursuant to steam supply and purchase agreements with our customers. Electricity is sold into the regional power market or pursuant to energy sales agreements.
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
On February 5, 2019, SunCoke and the Partnership announced that they have entered into a definitive agreement whereby SunCoke will acquire all outstanding common units of the Partnership not already owned by SunCoke in a stock-for-unit merger transaction (the “Simplification Transaction”). Pursuant to the terms of this agreement (“Merger Agreement”), Partnership unaffiliated common unitholders will receive 1.40 SunCoke common shares, plus a fraction of a SunCoke common share based on a ratio as further described in the Merger Agreement, for each Partnership common unit. On behalf of the Partnership and its public unitholders, the terms of the Simplification Transaction were negotiated, reviewed and approved by the conflicts committee of the Board of Directors of the Partnership's general partner, which consisted solely of independent directors. The transaction was approved by the Board of Directors of the general partner of the Partnership and the Board of Directors of SunCoke.
Following completion of the Simplification Transaction, the Partnership will become a wholly-owned subsidiary of SunCoke, the Partnership's common units will cease to be publicly traded and the Partnership's IDRs will be eliminated.  The Simplification Transaction is expected to close late in the second quarter of 2019 or early in the third quarter of 2019, subject to customary closing conditions, including the approval by holders of a majority of the outstanding SunCoke common shares and Partnership common units, as well as customary regulatory approvals. SunCoke indirectly owns the majority of the Partnership common units, which is sufficient to approve the transaction on behalf of the holders of Partnership common units.
We were organized in Delaware in 2012 and are headquartered in Lisle, Illinois. We became a publicly-traded partnership in 2013, and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Consolidation and Basis of Presentation
The consolidated financial statements of the Partnership and its subsidiaries were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the assets, liabilities, revenues and expenses of the Partnership and all subsidiaries where we have a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Net income attributable to noncontrolling interest represents SunCoke's respective ownership interest in Haverhill, Middletown and Granite City during years ended December 31, 2018, 2017 and 2016.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation. See "Recently Adopted Accounting Pronouncements" for further details.
Revenue Recognition
The Partnership sells coke as well as steam and electricity and also provides mixing and handling services of coal and other aggregates. See Note Note 14.
Substantially all of the coke produced by the Partnership is sold pursuant to long-term contracts with its customers. The Partnership evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Partnership when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Partnership for these contingent rentals represents less than 10 percent of sales and other operating revenues for each of the years ended December 31, 2018, 2017 and 2016. Upon adoption of Accounting Standard Codification ("ASC") 842, "Leases" in 2019, these long-term contracts to sell coke will no longer be deemed to contain operating leases.
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
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 25 to 30 years. Logistics plant and equipment are generally depreciated over 15 to 35 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately in the Consolidated Statements of Operations. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Partnership accounts for changes in useful lives, when appropriate, as a change in estimate, with prospective application only. The Partnership capitalized interest of $3.2 million, $1.1 million and $5.0 million in 2018, 2017 and 2016, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs, incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
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
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. The Partnership performs its annual goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. The Partnership would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. See Note 9.
Intangible assets are primarily comprised of permits, customer contracts and customer relationships. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs.
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over its remaining estimated useful life. At December 31, 2018 and 2017, Granite City had asset retirement obligations of $7.0 million and $6.5 million, respectively, primarily related to costs associated with restoring land to its original state, which are included in other deferred credits and liabilities on the Consolidated Balance Sheets.
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Operations and are generally passed through to our customers. The Partnership has elected the practical expedient under ASC 606, "Revenue from Contracts with Customers", to account for shipping and handling activities as a promise to fulfill the transfer of coke.
Income Taxes
Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled.
The Partnership recognizes uncertain tax positions in its financial statements when minimum recognition threshold and measurement attributes are met in accordance with current accounting guidance. See Note 6.
Fair Value Measurements
The Partnership determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Partnership utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy included in current accounting guidance. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. See Note 13.
Recently Adopted Accounting Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Partnership adopted this standard on January 1, 2018, using the modified retrospective method with no material impact on our revenue recognition model on an annual basis. See Note 14.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted cash.” The Partnership retrospectively adopted this ASU in the first quarter 2018 and modified the cash flow presentation to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Historical restricted cash balances were related to cash withheld from the 2015 acquisition of CMT to fund the completion of certain expansion capital improvements, and the related immaterial impacts have been reclassified on the statement of cash flows for the years ended December 31, 2017 and 2016. The restricted cash balance was zero at both December 31, 2018 and December 31, 2017.
Recently Issued Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 842, "Leases".  This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and analyzed the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. We have implemented a technology tool to assist with the accounting and reporting requirements of this standard. While we are still finalizing the impact of adopting this standard, we expect that upon adoption the right-of-use assets and lease liabilities, such as land, the lease of our corporate office space and certain equipment rentals, will increase the reported assets and liabilities on our Consolidated Balance Sheets by less than $5 million. The Partnership adopted this standard on January 1, 2019, by applying the modified retrospective transition approach and electing not to adjust prior comparative periods.
Labor Concentrations
We are managed and operated by the officers of our general partner. Our operating personnel are employees of our operating subsidiaries. Our operating subsidiaries had approximately 545 employees at December 31, 2018. Approximately 43 percent of our operating subsidiaries' employees are represented by the United Steelworkers union. Additionally, approximately 5 percent are represented by the International Union of Operating Engineers. The labor agreements at KRT, Lake Terminal and Haverhill will expire on April 30, 2019, June 30, 2019 and November 1, 2019, respectively. We will negotiate the renewal of these agreements in 2019 and do not anticipate any work stoppages.
3. Related Party Transactions
Transactions with Affiliate
Logistics provides coal handling and mixing services to certain SunCoke cokemaking operations. During 2018, 2017, and 2016, Logistics recorded $13.1 million, $17.3 million and $17.1 million, respectively, in revenues derived from services provided to SunCoke’s cokemaking operations. The Partnership also purchased coal and other services from SunCoke and its affiliates totaling $4.8 million in 2016.
Allocated Expenses
We were allocated expenses of $27.2 million, $27.6 million and $27.9 million in 2018, 2017 and 2016, respectively, for services provided to us by SunCoke. SunCoke centrally provides engineering, operations, procurement and information technology support to its facilities. In addition, allocated costs include legal, accounting, tax, treasury, insurance, employee benefit costs, communications and human resources. Corporate allocations are recorded based upon the omnibus agreement under which SunCoke will continue to provide us with certain support services. SunCoke will charge us for all direct costs and expenses incurred on our behalf and a fee associated with support services provided to our operations.

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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill, Middletown and Granite City cokemaking facilities arising from any known environmental matter discovered and identified as requiring remediation prior to the closing of the IPO and the Granite City Dropdown, respectively. In connection with the IPO and subsequent asset dropdowns, SunCoke has contributed $119 million in partial satisfaction of this obligation and contributed an additional $20 million during 2018. SunCoke will reimburse us for additional spending in excess of $139 million as required for such known remediation obligations.
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

4. Customer Concentrations
In 2018, the Partnership sold approximately 2.2 million tons of coke under long-term take-or-pay contracts to its three primary customers: AK Steel Corporation ("AK Steel"), ArcelorMittal USA LLC and/or its affiliates (“AM USA”) and United States Steel Corporation ("U.S. Steel").
The table below shows sales to the Partnership's significant customers:

	Years ended December 31,
	2018		2017		2016
	Sales and other operating revenue	Percent of Partnership sales and other operating revenue	Sales and other operating revenue	Percent of Partnership sales and other operating revenue	Sales and other operating revenue	Percent of Partnership sales and other operating revenue
	(Dollars in millions)
AM USA(1)	$171.9	19.3%	$182.4	21.6%	$142.5	18.3%
AK Steel(1)	$377.9	42.4%	$331.3	39.2%	$350.0	44.9%
U.S. Steel(2)	$206.8	23.2%	$214.1	25.3%	$185.3	23.8%
(1) Represents revenues included in our Domestic Coke segment.
(2) Represents revenues included in our Domestic Coke and Logistics segments.
The Partnership generally does not require any collateral with respect to its receivables. At December 31, 2018, the Partnership’s receivables balances were primarily due from AM USA, AK Steel and U.S. Steel. As a result, the Partnership experiences concentrations of credit risk in its receivables with these three customers. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry.
The table below shows receivables due from the Partnership's significant customers:

	December 31,
	2018	2017
	(Dollars in millions)
AM USA	$8.4	$7.0
AK Steel	$25.3	$13.2
U.S. Steel	$5.2	$5.6
Our logistics business provides coal handling and storage services to Murray Energy Corporation, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), who are the two primary customers in the Logistics segment.

The table below shows sales to Murray and Foresight:

	Years ended December 31,
	2018	2017	2016
	(Dollars in millions)
Sales and other operating revenue	$62.5	$57.8	$53.5
Percent of Partnership sales and other operating revenue	7.0%	6.8%	6.9%
Percent of Logistics segment sales and other operating revenue, including intersegment sales	51.1%	51.4%	51.4%
The table below shows receivables due from Murray and Foresight:

	December 31,
	2018	2017
	(Dollars in millions)
Murray and Foresight	$3.2	$9.7
5. Net Income Per Unit and Cash Distribution
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
The Partnership intends to make quarterly distributions, to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner. Our general partner's board of directors will evaluate the appropriate level of cash distributions on a quarterly basis. There is no guarantee that the Partnership will pay a quarterly distribution on the common units in any quarter. Additionally, the Partnership will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under the credit facility or the senior notes. See Note 11.
In general, the Partnership pays cash distributions each quarter to our unitholders and our general partner according to the following percentage allocations:

	Total Quarterly Distribution Per Unit Amount		Marginal Percentage Interest in Distributions
			Unitholders	General Partner
First Target Distribution	up to $0.412500		98%	2%
Second Target Distribution	above $0.474375	up to $0.515625	85%	15%
Third Target Distribution	above $0.515625	up to $0.618750	75%	25%
Thereafter	above $0.618750		50%	50%

Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution, including general partner's IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
December 31, 2017	$0.5940	$29.5	March 1, 2018	February 15, 2018
March 31, 2018	$0.4000	$18.9	June 1, 2018	May 15, 2018
June 30, 2018	$0.4000	$18.9	September 4, 2018	August 15, 2018
September 30, 2018	$0.4000	$18.9	December 3, 2018	November 15, 2018
December 31, 2018(1)	$0.4000	$18.9	March 1, 2019	February 15, 2019

(1)	On January 28, 2019, our Board of Directors declared a cash distribution of $0.4000 per unit. The distribution will be paid on March 1, 2019, to unitholders of record on February 15, 2019.
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
The calculation of net income allocated to the general and limited partners was as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net income (loss) attributable to SunCoke Energy Partners L.P.	$57.5	$(18.1)	$119.1
Less: Expense allocated to Common - SunCoke(1)	—	—	(7.0)
Net income (loss) attributable to partners	57.5	(18.1)	126.1
General partner's incentive distribution rights	—	7.5	21.0
Net income (loss) attributable to partners, excluding incentive distribution rights	57.5	(25.6)	105.1
General partner's ownership interest	2.0%	2.0%	2.0%
General partner's allocated interest in net income (loss)(2)	1.2	(0.4)	2.6
General partner's incentive distribution rights	—	7.5	21.0
Total general partner's interest in net income	$1.2	$7.1	$23.6
Common - public unitholder's interest in net income (loss)	$21.6	$(13.5)	$46.1
Common - SunCoke interest in net income (loss):
Common - SunCoke interest in net income (loss)	34.7	(11.7)	56.4
Expenses allocated to Common - SunCoke(1)	—	—	(7.0)
Total common - SunCoke interest in net income (loss)	34.7	(11.7)	49.4
Total limited partners' interest in net income (loss)	$56.3	$(25.2)	$95.5

(1)
Per the amended partnership agreement, expenses paid on behalf of the Partnership are to be allocated entirely to the partner who paid them. During the first quarter of 2016, SunCoke paid $7.0 million of allocated corporate costs on behalf of the Partnership and will not seek reimbursement for those costs. See Note 3. These expenses are recorded as a direct reduction to SunCoke's interest in net income for the year ended December 31, 2016.

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
In addition to the common units, we have also IDRs as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding.
The calculation of earnings per unit is as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions, except per unit amounts)
Net income (loss) attributable to SunCoke Energy Partners L.P.	$57.5	$(18.1)	$119.1
Less: Expense allocated to Common - SunCoke(1)	—	—	(7.0)
Net income (loss) attributable to all partners	57.5	(18.1)	126.1
General partner's distributions (including zero, $5.6 million and $5.6 million of cash incentive distribution rights declared, respectively)	1.6	8.0	8.0
Limited partners' distributions on common units	73.8	109.8	109.8
Distributions (greater than) less than earnings	(17.9)	(135.9)	8.3
General partner's earnings:
Distributions (including zero, $5.6 million and $5.6 million of cash incentive distribution rights declared, respectively)	1.6	8.0	8.0
Allocation of distributions (greater than) less than earnings	(0.4)	(0.9)	15.6
Total general partner's earnings	1.2	7.1	23.6
Limited partners' earnings on common units:
Distributions	73.8	109.8	109.8
Expenses allocated to Common - SunCoke	—	—	(7.0)
Allocation of distributions (greater than) less than earnings	(17.5)	(135.0)	(7.3)
Total limited partners' earnings on common units	56.3	(25.2)	95.5
Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	46.2	46.2
Net income per limited partner unit:
Common - basic and diluted	$1.22	$(0.54)	$2.07

(1)
Per the amended partnership agreement, expenses paid on behalf of the Partnership are to be allocated entirely to the partner who paid them. During the first quarter of 2016, SunCoke paid $7.0 million of allocated corporate costs on behalf of the Partnership and will not seek reimbursement for those costs. See Note 3. These expenses are recorded as a direct reduction to SunCoke's interest in net income for the year ended December 31, 2016.

Unit Activity
Unit activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Common - Public	Common - SunCoke	Total Common	Subordinated - SunCoke
At December 31, 2015	20,787,744	9,705,999	30,493,743	15,709,697
Units issued to directors	12,437	—	12,437	—
Conversion of subordinate units to common units(1)	—	15,709,697	15,709,697	(15,709,697)
At December 31, 2016	20,800,181	25,415,696	46,215,877	—
Units issued to directors	11,271	—	11,271	—
Common units acquired by SunCoke	(2,853,032)	2,853,032	—	—
At December 31, 2017	17,958,420	28,268,728	46,227,148	—
Common Units acquired by SunCoke	(231,171)	231,171	—	—
At December 31, 2018	17,727,249	28,499,899	46,227,148	—

(1)
Upon payment of the cash distribution for the fourth quarter of 2015, the financial requirements for the conversion of all subordinated units were satisfied. As a result, the 15,709,697 subordinated units converted into common units on a one-for-one basis in 2016.

6. Income Taxes
The Partnership is a limited partnership for tax purposes, and as such is generally not subject to federal or state income tax.
In January 2017, the IRS issued final regulations (the "Final Regulations") under section 7704(d)(1)(E) of the Internal Revenue Code, which excluded cokemaking as a qualifying income activity for purposes of the qualifying income exception for publicly traded partnerships. Subsequent to the 10-year transition period under the Final Regulations, certain cokemaking entities in the Partnership will become taxable as corporations.
The Partnership also holds an interest in Gateway Cogeneration Company, LLC, which is subject to income taxes for both federal and state tax purposes. In addition to Granite City, the Middletown operations in the Partnership are subject to state and local income taxes.
The components of income tax (benefit) expense are as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Current tax expense:
U.S. federal	$0.7	$1.7	$2.1
U.S. state and local	1.2	0.9	—
Total current tax expense	1.9	2.6	2.1

Deferred tax (benefit) expense:
U.S. federal	(3.4)	72.5	(1.1)
U.S. state and local	(0.1)	8.8	1.0
Total deferred tax (benefit) expense	(3.5)	81.3	(0.1)
Total	$(1.6)	$83.9	$2.0

The reconciliation of Partnership income tax (benefit) expense at the U.S. statutory rate is as follows:

	Years Ended December 31,
	2018		2017		2016
	(Dollars in millions)
Income tax expense at U.S. statutory rate	$12.1	21.0%	$23.3	35.0%	$43.2	35.0%
(Reduction) increase in income taxes resulting from:
Impact of Final Regulations(1)	(3.6)	(6.2)%	148.6	223.5%	—	—%
Impact of Tax Legislation(2)	—	—%	(68.8)	(103.1)%	—	—%
Partnership income not subject to tax	(11.2)	(19.4)%	(21.8)	(32.8)%	(42.2)	(34.1)%
State and local tax for Middletown and Granite City operations	1.1	1.8%	2.6	3.7%	1.2	0.9%
Other	—	—%	—	—%	(0.2)	(0.2)%
Total tax provision	$(1.6)	(2.8)%	$83.9	126.3%	$2.0	1.6%

(1)
As a result of the Final Regulations discussed above, the Partnership recorded a deferred income tax benefit of $3.6 million and $148.6 million related to its changes in its projected deferred tax liability associated with projected book to tax differences at the end of the 10-year transition period in 2018 and 2017, respectively. The benefit recorded in 2018 was driven by current period additions and changes in estimated useful lives of certain assets.

(2)
On December 22, 2017, the Tax Legislation was enacted. The Tax Legislation significantly revised the U.S. corporate income tax structure, including lowering corporate income tax rates. As a result, the Partnership recorded an income tax benefit of $68.8 million for the remeasurement of its U.S. deferred income tax liabilities, reversing a portion of the deferred income tax expense recorded from the Final Regulations in the first quarter of 2017.

The temporary differences that comprise the net deferred income tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(Dollars in millions)
Deferred tax assets	$—	$—
Deferred tax liabilities:
Properties, plants and equipment	(114.7)	(118.4)
Other liabilities	(1.0)	(0.8)
Total deferred tax liabilities	(115.7)	(119.2)
Net deferred tax liability	$(115.7)	$(119.2)
The Partnership is currently open to examination under statute by the IRS for the tax years ended December 31, 2015 and forward. State and local income tax returns are generally subject to examination for a period of three years after filing of the respective returns. Pursuant to the omnibus agreement, SunCoke will fully indemnify us with respect to any tax liability arising prior to or in connection with the closing of our IPO. There are no uncertain tax positions recorded as of December 31, 2018 or 2017, and there was no associated interest or penalties recognized for the years ended December 31, 2018, 2017 or 2016. The Partnership does not expect that any unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.

7. Inventories
The Partnership’s inventory consists of metallurgical coal, which is the principal raw material for the Partnership’s cokemaking operations; coke, which is the finished goods sold by the Partnership to its customers; and materials, supplies and other.
The components of inventories were as follows:

	December 31,
	2018	2017
	(Dollars in millions)
Coal	$40.3	$41.0
Coke	6.4	9.5
Materials, supplies, and other	32.3	28.9
Total inventories	$79.0	$79.4
8. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31,
	2018	2017
	(Dollars in millions)
Coke and energy plant, machinery and equipment(1)	$1,367.3	$1,339.9
Logistics plant, machinery and equipment	210.8	208.6
Land and land improvements	96.9	95.9
Construction-in-progress	63.6	38.4
Other	6.4	5.9
Gross investment, at cost	$1,745.0	$1,688.7
Less: accumulated depreciation(1)	(499.9)	(423.1)
Total properties, plant and equipment, net	$1,245.1	$1,265.6

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $877.1 million and $835.0 million and accumulated depreciation of $231.8 million and $196.6 million at December 31, 2018 and 2017, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases. Upon adoption of ASC 842, "Leases", in 2019, these contracts will no longer be deemed to contain operating leases.

9. Goodwill and Other Intangible Assets
Goodwill allocated to the Partnership's reportable segments was $73.5 million at December 31, 2018 and 2017, respectively. There were no changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017:

Logistics
(Dollars in millions)
Balance at December 31, 2018 and 2017	$73.5
The Partnership performed its annual goodwill impairment test as of October 1, 2018, with no indication of impairment. The fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeded carrying value of the reporting unit by approximately 30 percent. A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and a 14 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value.

The following table summarizes the components of gross and net intangible asset balances:

		December 31, 2018			December 31, 2017
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	4	$24.0	$11.0	$13.0	$24.0	$7.8	$16.2
Customer relationships	13	28.7	7.5	21.2	28.7	5.7	23.0
Permits	24	139.0	17.4	121.6	139.0	12.2	126.8
Trade name	-	1.2	1.2	—	1.2	1.0	0.2
Total		$192.9	$37.1	$155.8	$192.9	$26.7	$166.2
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 2.4 years.
Total amortization expense for intangible assets subject to amortization was $10.4 million, $10.5 million and $10.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2018, we estimate amortization expense for each of the next five years as follows:

(Dollars in millions)
2019	10.3
2020	10.3
2021	10.3
2022	10.3
2023	7.0
Thereafter	107.6
Total	$155.8

10. Retirement and Other Post-Employment Benefits Plans
Certain employees of the Partnership's operating subsidiaries participate in defined contribution and postretirement health care and life insurance plans sponsored by SunCoke. The Partnership’s contributions to the defined contribution plans, which are principally based on its allocable portion of SunCoke’s pretax income and the aggregate compensation levels of participating employees, are charged against income as incurred. These charges amounted to $4.1 million, $3.9 million and $3.4 million in 2018, 2017 and 2016, respectively, and are reflected in cost of products sold and operating expenses in the Consolidated Statements of Operations. The postretirement benefit plans are unfunded and the costs are borne by the Partnership. The expense allocated to the Partnership for other postretirement benefit plans was immaterial for all periods presented.
11. Debt and Financing Obligation
Total debt and financing obligation consisted of the following:

	December 31,
	2018	2017
	(Dollars in millions)
7.500 percent senior notes, due 2025 ("Partnership Notes")	$700.0	$700.0
Revolving credit facility, due 2022 ("Partnership Revolver")	105.0	130.0
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	10.1	12.7
Total borrowings	$815.1	$842.7
Discount	(5.4)	(5.9)
Debt issuance costs	(13.6)	(15.8)
Total debt and financing obligation	$796.1	$821.0
Less: current portion of long-term debt and financing obligation	2.8	2.6
Total long-term debt and financing obligation	$793.3	$818.4
Partnership Notes
The Partnership Notes are the senior unsecured obligations of the Partnership, and are guaranteed on a senior unsecured basis by each of the Partnership’s existing and certain future subsidiaries. Interest on the Partnership Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, which commenced on December 15, 2017.
The Partnership may redeem some or all of the Partnership Notes at any time on or after June 15, 2020 at specified redemption prices plus accrued and unpaid interest, if any, to the redemption date. Before June 15, 2020, and following certain equity offerings, the Partnership also may redeem up to 35 percent of the Partnership Notes at a price equal to 107.5 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 15, 2020, the Partnership may redeem some or all of the Partnership Notes at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium.
The Partnership is obligated to offer to purchase all or a portion of the Partnership Notes at a price of (a) 101 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions.
The Partnership Notes contains covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (ii) prepay, redeem or repurchase certain subordinated debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) enter into agreements restricting the ability of subsidiaries to pay dividends and (ix) consolidate or merge.
Partnership Revolver
The proceeds of any borrowings made under the Partnership Revolver can be used to finance working capital needs, acquisitions, capital expenditures and for other general corporate purposes. The Partnership Revolver provides total aggregate commitments from lenders of $285.0 million and up to $200.0 million uncommitted incremental revolving capacity. The obligations under the Partnership Revolver are guaranteed by the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s and the guarantors’ assets.
As of December 31, 2018, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $105.0 million, leaving $178.1 million available. Commitment fees are based on the unused portion of the Partnership Revolver at a rate of 0.4 percent.
The Partnership Revolver borrowings bear interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate plus 150 basis points. The spread is subject to change based on the Partnership's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings under the Partnership Revolver was 4.8 percent, 3.8 percent, 3.3 percent during 2018, 2017 and 2016, respectively
Partnership Financing Obligation
The Partnership's sale-leaseback arrangement of certain coke and logistics equipment has an initial lease period of 60 months and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The financing obligation is guaranteed by the Partnership.
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
As of December 31, 2018, the Partnership was in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of December 31, 2018, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)
2019	$2.8
2020(1)	7.3
2021	—
2022	105.0
2023	—
2024-Thereafter	700.0
Total	$815.1

(1)	Assumes the Partnership Financing Obligation early buyout option is exercised in 2020.

12. Commitments and Contingent Liabilities
Lease Obligations
The Partnership, as lessee, has noncancelable operating leases for land, office space, equipment and railcars. The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
Year ending December 31:	(Dollars in millions)
2019	$1.1
2020	0.2
2021	0.1
2022	0.1
2023	—
2024-Thereafter	—
Total	$1.5
Total rental expense for all operating leases was $5.7 million, $4.1 million and $4.9 million in 2018, 2017 and 2016, respectively.
Legal Matters
The EPA issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of air operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent degree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment that was paid by SunCoke in 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City cokemaking facilities. In the third quarter of 2018, the Court entered an amendment to the consent decree which provides the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments associated with this amendment. The project at Granite City was due to be completed in February 2019, but the Partnership now expects to complete the project in July 2019 and is in discussions with the government entities regarding, among other things, the timing thereof.
We retained an aggregate of $119 million in proceeds from our IPO and subsequent dropdowns to comply with the expected terms of a consent decree at the Haverhill and Granite City cokemaking operations. SunCoke and the Partnership anticipate spending approximately $150 million to comply with these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that we spend on these projects in excess of the $119 million will be reimbursed by SunCoke. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $131 million to date and expects to spend the remaining capital through the first half of 2019. SunCoke has reimbursed the Partnership approximately $20 million for the estimated additional spending beyond what has previously been funded.
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

13. Fair Value Measurements
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership’s cash equivalents are measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. The Partnership did not have any cash equivalents at December 31, 2018 and cash equivalents were immaterial at December 31, 2017.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2018, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Convent Marine Terminal Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that runs through 2022 and requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price, and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration was $5.0 million and $2.5 million at December 31, 2018 and 2017, respectively, and was primarily included in other deferred charges and liabilities on the Consolidated Balance Sheets.
During 2018, CMT achieved record volumes and the Partnership increased CMT’s throughput volume projections in future periods for certain customers due to favorable coal prices, which are expected to increase export volume through CMT. The combined impact of the strong 2018 volumes and improved volume projections resulted in an increase to the fair value of the Partnership's contingent consideration balance of $2.5 million, which was recorded as a charge to costs of products sold and operating expenses in the Consolidated Statements of Operations during 2018.
During 2017 and 2016, as a result of adverse mining conditions faced by one of our thermal coal customers as well as fluctuating export coal pricing, the Partnership lowered CMT's throughput volume, which reduced the Partnership's contingent consideration liability balance by $1.7 million and $6.4 million, respectively. Additionally, during March 2016, as a part of commercial activities subsequent to the acquisition of CMT, the Partnership and The Cline Group signed an amended agreement, which modified the contingent consideration terms by increasing the volume threshold required for the Partnership to make payments to The Cline Group in exchange for future pricing modifications, resulting in a $3.7 million reduction to the contingent consideration liability. These decreases in fair value were recorded as reductions to costs of products sold and operating expenses on the Consolidated Statements of Income during 2017 and 2016.

Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2018 and 2017, the estimated fair value of the Partnership’s long-term debt was estimated to be $778.9 million and $875.0 million, respectively, compared to a carrying amount of $815.1 million and $842.7 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 2 inputs.
14. Revenue from Contracts with Customers
Cokemaking
Substantially all our coke sales are made pursuant to long-term, take-or-pay agreements with AM USA, AK Steel and U.S. Steel, who are three of the largest blast furnace steelmakers in North America. The take-or-pay provisions of our agreements require us to deliver minimum annual tonnage, which varies by contract, but covers at least 90 percent of each facility's annual capacity. The take-or-pay provisions also require our customers to purchase such volumes of coke or pay the contract price for any tonnage they elect not to take. These coke sales agreements have an average remaining term of approximately seven years, and to date, our coke customers have satisfied their obligations under these agreements.
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
Logistics
In our logistics business, handling and/or mixing services are provided to steel, coke (including some of our and SunCokes's domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services consist primarily of two performance obligations, unloading and loading of materials. Our logistics business has long-term, take-or-pay agreements requiring us to handle over 15 million tons annually. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Estimated take-or-pay revenue of approximately $365 million from all of our long-term logistics contracts is expected to be recognized over the next five years for unsatisfied or partially unsatisfied performance obligations as of December 31, 2018. To date, our customers have satisfied their obligations under these agreements. Included with these long-term, take-or-pay arrangements are our contracts with Murray and Foresight, which cover 10 million tons of CMT's annual transloading capacity of 15 million tons. Revenues in our logistics business are recognized when the customer receives the benefits of the services provided, in an amount that reflects the consideration that we will receive in exchange for those services. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue is recognized at the earliest of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) when the likelihood that the customer would exercise its right to the performance obligation becomes remote.

The following table provides changes in the Partnership's deferred revenue:

	2018	2017
	(Dollars in millions)
Beginning balance at December 31, 2017 and 2016, respectively	$1.7	$2.5
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(1.4)	(2.1)
Billings in excess of services performed, not recognized as revenue	2.7	1.3
Ending balance at December 31, 2018 and 2017, respectively	$3.0	$1.7
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
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	720.6	686.9	623.6
Energy	49.7	52.7	53.7
Logistics	114.4	102.6	96.3
Other	7.4	3.4	6.1
Sales and other operating revenue	892.1	845.6	779.7
Disaggregated sales and other operating revenue by customer is discussed in Note 4.

15. Business Segment Information
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$776.7	$739.7	$681.8
Logistics	115.4	105.9	97.9
Logistics intersegment sales	6.9	6.5	6.1
Elimination of intersegment sales	(6.9)	(6.5)	(6.1)
Total sales and other operating revenue	$892.1	$845.6	$779.7
Adjusted EBITDA:
Domestic Coke	$157.5	$170.3	$167.0
Logistics	71.6	69.7	63.2
Corporate and Other	(16.6)	(15.3)	(17.2)
Total Adjusted EBITDA	$212.5	$224.7	$213.0
Depreciation and amortization expense:
Domestic Coke(1)	$68.1	$59.9	$53.4
Logistics	24.3	23.7	24.3
Total depreciation and amortization expense	$92.4	$83.6	$77.7
Capital expenditures:
Domestic Coke	$57.2	$35.0	$22.1
Logistics	3.6	4.0	15.0
Total capital expenditures	$60.8	$39.0	$37.1

(1)
We revised the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design, resulting in additional depreciation of $9.2 million, or $0.20 per common unit, during the year ended December 31, 2018.

The following table sets forth the Partnership's segment assets:

	December 31,
	2018	2017
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,158.4	$1,151.4
Logistics	458.7	489.8
Corporate and Other	2.0	0.2
Total Assets	$1,619.1	$1,641.4

The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which represents earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for loss (gain) on extinguishment of debt, transaction costs related to the Simplification Transaction and changes to our contingent consideration liability related to our acquisition of CMT and the expiration of certain acquired contractual obligations. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below are reconciliations of Adjusted EBITDA from net (loss) income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net income (loss)	$59.4	$(17.5)	$121.4
Add:
Depreciation and amortization expense	92.4	83.6	77.7
Interest expense, net	59.4	56.4	47.7
Loss (gain) on extinguishment of debt	—	20.0	(25.0)
Income tax (benefit) expense	(1.6)	83.9	2.0
Contingent consideration adjustments(1)	2.5	(1.7)	(10.1)
Transaction Costs	0.4	—	—
Non-cash reversal of acquired contractual obligations(2)	—	—	(0.7)
Adjusted EBITDA(3)	$212.5	$224.7	$213.0
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(5)	3.1	3.4	3.3
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$209.4	$221.3	$209.7

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$162.8	$136.7	$183.6
Add:
Cash interest paid, net of capitalized interest	56.9	64.5	49.0
Cash taxes paid	2.9	1.4	1.5
Changes in working capital	(10.0)	19.0	(17.8)
Contingent consideration adjustments(1)	2.5	(1.7)	(10.1)
Transaction Costs	0.4	—	—
Non-cash reversal of acquired contractual obligation(2)	—	—	(0.7)
Other adjustments to reconcile cash (used in) provided by operating activities to Adjusted EBITDA	(3.0)	4.8	7.5
Adjusted EBITDA	$212.5	$224.7	$213.0
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(3)	3.1	3.4	3.3
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$209.4	$221.3	$209.7

(1)
As a result of changes in the fair value of the contingent consideration liability, the Partnership recognized expense of $2.5 million in 2018 and benefits of $1.7 million and $10.1 million during and 2017 and 2016, respectively. See Note 13.

(2)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In 2016, the final acquired contractual performance obligations expired without the customer requiring performance. Therefore, the Partnership reversed the liability as we no longer have any obligations under the contracts.

(3)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

16. Selected Quarterly Data (unaudited)

	2018				2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter(2)	Second Quarter(3)	Third Quarter	Fourth Quarter(1)(4)
	(Dollars in millions, except per unit amounts)
Sales and other operating revenue	$214.8	$228.6	$224.1	$224.6	$195.6	$200.6	$214.0	$235.4
Gross profit(5)	$36.2	$43.4	$38.8	$32.4	$38.6	$29.7	$47.6	$59.4
Net income (loss)	$15.7	$19.4	$15.7	$11.6	$(131.7)	$(12.5)	$23.3	$103.4
Net income (loss) attributable to SunCoke Energy Partners, L.P.	$15.3	$18.8	$15.3	$11.2	$(129.3)	$(12.9)	$22.6	$101.5
Net income (loss) per common unit (basic and diluted)(6)	$0.32	$0.40	$0.32	$0.24	$(2.77)	$(0.30)	$0.45	$0.65
Cash distribution per unit paid during period	$0.5940	$0.4000	$0.4000	$0.4000	$0.5940	$0.5940	$0.5940	$0.5940

(1)
The Partnership recognized deferred revenue from Logistics take-or-pay billings for minimum volume shortfalls of $16.4 million into revenue in the fourth quarter of 2017. As a result of the increase in tons handled throughout 2018, there were no shortfalls to be recognized during fourth quarter.

(2)	During the first quarter of 2017, the Partnership recorded $148.6 million of deferred income tax expense as a result of the IRS Final Regulations on qualifying income. See Note 6.

(3)	During the second quarter of 2017, the Partnership incurred $19.9 million of losses in connection with debt refinancing.

(4)	During the fourth quarter of 2017, the Partnership recorded $68.8 million of tax benefits as a result of the new Tax Legislation. See Note 6.
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2018, the management of our general partner used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, the management of our general partner concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
KPMG LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting, which is contained in Item 8, “Financial Statements and Supplementary Data.”
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
Management of SunCoke Energy Partners, L.P.
We are managed and operated by the Board of Directors and executive officers of our general partner. As of January 31, 2019, SunCoke owns, directly or indirectly, 61.7 percent of our outstanding common units and all of our incentive distribution rights ("IDRs"). As a result of its ownership of our general partner, SunCoke has the right to appoint all members of the Board of Directors of our general partner, including the independent directors. Our unitholders are not entitled to appoint the directors of our general partner or otherwise directly participate in our management or operation. Our general partner owes certain duties to our unitholders as well as a fiduciary duty to SunCoke.
SunCoke indirectly controls our general partner and indirectly owns a significant limited partner interest in us. All of our general partner’s named executive officers are employed as executive officers of SunCoke. Our general partner’s executive officers allocate their time between managing our business and affairs and those of SunCoke. Such executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. In addition to rendering services to us, these executive officers devoted a majority of their professional time to SunCoke during 2018. These executives participate in the employee benefit plans and compensation arrangements of SunCoke, and the Compensation Committee of SunCoke’s Board of Directors sets the components of their compensation, including base salary and annual and long-term incentives. We have no control over this compensation determination process. Please refer to SunCoke Energy, Inc.’s 2019 Annual Meeting Proxy Statement for information on the compensation of these executive officers.
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
Each year, our general partner determines the aggregate amount to be reimbursed to SunCoke, by us, taking into account the totality of services performed for our benefit by the named executive officers during the calendar year. The amounts reimbursed to SunCoke are not calculated with regard to an executive officer's time spent on our business matters versus those of SunCoke. There is no specific allocation of a portion of a shared officer's compensation in connection with services rendered on our behalf. During 2018, SunCoke allocated $27.2 million of expenses in the aggregate for the services they render to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further discussion of our relationships and transactions with SunCoke and its affiliates.

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
The following table shows information for the current executive officers and directors of our general partner:
Our Directors, Executive Officers and Other Key Executives

Name	Age	Position with Our General Partner
Michael G. Rippey	61	Chairman, President and Chief Executive Officer
Fay West	49	Senior Vice President, Chief Financial Officer and Director
Katherine T. Gates	42	Senior Vice President, General Counsel, Chief Compliance Officer and Director
P. Michael Hardesty	56	Senior Vice President, Commercial Operations, Business Development, Terminals, and International Coke and Director
Allison S. Lausas	39	Vice President, Finance and Controller
Gary P. Yeaw	61	Senior Vice President, Human Resources
Martha Z. Carnes	58	Director
John W. Somerhalder, II	62	Director
Alvin Bledsoe	71	Director
Michael G. Rippey. Mr. Rippey was named President and Chief Executive Officer and appointed as Chairman of the Board of our general partner on December 1, 2017. Also on December 1, 2017, Mr. Rippey was appointed President and Chief Executive Officer of SunCoke Energy, Inc. Prior to joining SunCoke Energy, Inc., he served as Senior Advisor to Nippon Steel & Sumitomo Metal Corporation (a leading global steelmaker), since 2015. From 2014 to 2015, he served as Chairman of the Board of ArcelorMittal USA (a major domestic steel manufacturer), and from August 2006 through October 2014, he was ArcelorMittal USA’s President and Chief Executive Officer. Mr. Rippey currently serves on the Board of Directors of Olympic Steel, Inc. (NASDAQ: ZEUS), a major steel service center headquartered in Ohio, where he is a member of the Nominating Committee, and serves as Chair of the Audit and Compliance Committee. Mr. Rippey is an accomplished senior executive with a wealth of finance, sales, operations and management experience in the metals industry. He has successfully dealt with dynamic and challenging business environments and, as a past executive officer and Chairman of ArcelorMittal USA, he has an intimate knowledge and understanding of the challenges and opportunities facing SunCoke as it continues to serve the steel industry.
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
Allison S. Lausas. Ms. Lausas was appointed Vice President, Finance and Controller of both our general partner and of SunCoke on May 3, 2018. Prior to that from October 2014 to May 2018, Ms. Lausas was Vice President and Controller of both Companies. Ms. Lausas joined SunCoke in 2011 and most recently held the role of Assistant Controller. Prior to joining SunCoke Energy, Inc., she worked as an auditor at KPMG, LLP, an audit, advisory and tax services firm, from 2002 to 2011 where she served both public and private corporations in the consumer and industrial markets.
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

John W. Somerhalder, II. Mr. Somerhalder was appointed to the Board of Directors of our general partner effective September 1, 2017. From February 2017 to September 2017, he served as the Interim President and Chief Executive Officer of privately held Colonial Pipeline Company (one of the nation’s largest refined products pipeline companies). He was Chairman and Chief Executive Officer of AGL Resources Inc. (a former publicly traded energy services holding company acquired by Southern Company, one of the nation's largest natural gas-distributors) from May 2015 through December 2015. From November 2007 to May 2015, he was Chairman, President and Chief Executive Officer, and from March 2006 to November 2007, he was President and Chief Executive Officer of AGL Resources Inc. Prior to that, Mr. Somerhalder served as Executive Vice President of El Paso Corporation (a natural gas and energy products provider), including, from 2000 to May 2005. Since 2013, Mr. Somerhalder has served as a director of Crestwood Equity Partners (from 2010 to 2013 as a director of Crestwood Gas Services, LLC and from 2007 to 2010 as a director of Quicksilver Gas Services, LLC), and since October 2016, Mr. Somerhalder has served as a director of CenterPoint Energy, Inc. (a major publicly traded electric and natural gas utility). Mr. Somerhalder also is a past Chairman of the American Gas Association and the Interstate Natural Gas Association of America. With over four decades in the energy industry, Mr. Somerhalder is a senior-level executive with managerial and leadership expertise, and experience in general operations, strategic planning, business development, marketing and corporate restructuring (including mergers and acquisitions). In addition, Mr. Somerhalder brings extensive knowledge of the energy industry, and terminalling and logistics businesses and he has had extensive dealings with governmental and other regulatory agencies in multiple jurisdictions.
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
Director Independence
The Board of Directors of our general partner has determined that each of Messrs. Bledsoe and Somerhalder and Ms. Carnes are independent as defined under applicable independence standards established by the NYSE and the Exchange Act. In evaluating director independence with respect to Messrs. Bledsoe and Somerhalder and Ms. Carnes, the Board of Directors of our general partner assessed whether each of them possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Board Meetings; Committees of the Board of Directors

The Board of Directors of our general partner has an audit committee and a conflicts committee. The Board of Directors of our general partner does not have a compensation committee, but the Board of Directors of our general partner approves equity grants. No grants of Partnership equity were awarded to executive officers during 2018. The Board of Directors of our general partner held six regular meetings in fiscal 2018. Each director who served in fiscal 2018 attended at least 75 percent of the aggregate of the total number of meetings of the Board and Committees on which he or she served during the periods that he or she served in fiscal 2018.

Audit Committee
The audit committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Bledsoe and Somerhalder and Ms. Carnes, all of whom meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee is chaired by Mr. Bledsoe. The Board of Directors of our general partner has determined that Messrs. Bledsoe and Somerhalder and Ms. Carnes are “audit committee financial experts” within the meaning of the SEC rules. The audit committee operates pursuant to a written charter, a copy of which is available on our website at www.suncoke.com. The audit committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm, (4) oversee and monitor the Partnership’s internal audit function and independent auditors, and (5) monitor compliance with legal and regulatory requirements, including our Code of Business Conduct and Ethics. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee met seven times in fiscal 2018.
Conflicts Committee
Mr. Somerhalder and Ms. Carnes serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee is chaired by Mr. Somerhalder. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including SunCoke, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a Board of Directors, along with other requirements in our partnership agreement. Under our partnership agreement, any matters approved by the conflicts committee (including, but not limited to, the recently announced Simplification Transaction) will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Executive Sessions of Non-Management Directors
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
Procedures for Contacting the Board of Directors
A means for interested parties to contact the Board of Directors (including the independent directors as a group) directly has been established in the general partner’s Governance Guidelines, published on our website at www.suncoke.com. Information may be submitted confidentially and anonymously, although we may be obligated by law to disclose the information or identity of the person providing the information in connection with government or private legal actions and in certain other circumstances.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. An electronic copy of the code is available on our website at www.suncoke.com. For a discussion of other corporate governance materials posted on our website, see “Part I. Item 1. Business.”
Section-16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, or SEC. Based upon our review of the filings made with the SEC and representations made by our directors, executive officers and >10% holders, we believe that our general partner’s executive officers and directors, and our affiliated >10% holders, timely filed all reports required under Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2018.

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
A full discussion of the policies and programs of the Compensation Committee of SunCoke will be set forth in the proxy statement for SunCoke’s 2019 annual meeting of stockholders which will be available upon its filing on the SEC’s website at www.sec.gov and on SunCoke’s website at www.suncoke.com at the “Investors - Financial Reports - Annual Report & Proxy” tab. SunCoke’s 2019 Proxy Statement also will be available free of charge from the Corporate Secretary of our general partner.

Summary Compensation Table
The following table sets forth certain information with respect to SunCoke’s compensation of our general partner’s named executive officers (NEOs), consisting of: (a) our principal executive officer; (b) our principal financial officer; and (c) the three most highly compensated executive officers (other than the principal executive officer and principal financial officer) who were serving as executive officers at the end of 2018. The table summarizes the compensation attributable to services performed for us by our general partner’s NEOs during fiscal years 2016, 2017 and 2018 but determined and paid by SunCoke. The amounts reported in the table below were calculated based upon an estimate of the portion of each NEO’s total compensation paid by SunCoke which was reimbursed by us pursuant to the terms of the omnibus agreement. Further information regarding the compensation of our general partner’s NEOs, who also are named executive officers of SunCoke, will be set forth in SunCoke’s 2019 Proxy Statement. Compensation amounts set forth in SunCoke’s 2019 Proxy Statement will include all compensation paid by SunCoke, including the amounts shown in the table below, which are attributable to services performed for us.

Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards(2)	Option Awards(3)	Nonequity Incentive Plan Compensation(4)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All other Compensation(6)	Total
Michael G. Rippey Chairman & CEO	2018	$408,963	$—	$—	$—	$482,168	$—	$20,133	$911,264
	2017	33,032	—	925,201	209,199	—	—	—	1,167,432
Fay West SVP & CFO	2018	431,079	—	286,230	67,361	337,922	—	75,466	1,198,058
	2017	422,080	—	173,218	43,301	512,067	—	80,202	1,230,868
	2016	384,198	—	244,940	32,919	528,348	—	17,706	1,208,111
P. Michael Hardesty SVP, Commercial Ops., Bus. Dev. & Terminals	2018	235,460	—	168,888	39,743	188,376	—	68,104	700,571
	2017	225,749	—	95,391	23,847	239,644	—	69,861	654,492
	2016	215,020	—	134,896	18,129	258,734	—	40,288	667,067
Katherine T. Gates SVP, Gen. Counsel & Chief Compliance Officer	2018	370,935	—	168,888	39,743	255,130	—	92,029	926,725
	2017	355,637	—	119,238	29,809	305,616	—	90,657	900,957
	2016	301,253	—	100,579	13,517	274,056	—	51,655	741,060
Gary P. Yeaw SVP, Human Resources	2018	125,093	—	124,999	29,417	69,708	—	17,622	366,839
	2017	125,093	—	78,446	19,608	94,852	—	18,609	336,608
	2016	119,799	—	110,932	14,908	102,967	—	6,773	355,379
NOTES TO TABLE:

(1)
Name and Principal Position. Each of our NEOs split their professional time between SunCoke and us, and all compensation paid to them is determined and paid by SunCoke. In accordance with SEC rules, a portion of the total compensation paid by SunCoke to the NEOs is allocated to the services performed for us, based on an estimate of the portion of each NEO’s compensation which was reimbursed by us to SunCoke pursuant to the terms of the omnibus agreement, and which we believe accurately reflects the amount of compensation each NEO was paid for the services provided to us. For 2016, the applicable allocation percentage was approximately 56 percent, for 2017 the applicable allocation percentage was 59 percent and for 2018 the applicable allocation percentage was approximately 62 percent.The total compensation paid by SunCoke to the NEOs in 2016, 2017 and 2018, as well as a discussion of how their compensation was determined, is disclosed in SunCoke’ 2019 Annual Meeting Proxy Statement.

(2)
Stock Awards. The NEOs do not receive any equity awards from us. Equity awards were granted to the NEOs pursuant to the terms of the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“LTPEP”), and such awards include time-based restricted common stock units and performance-based common stock units (RSUs and PSUs, respectively) of SunCoke. The amounts shown in the table are the grant date fair value for the portion of such awards attributable to us, computed in accordance with FASB ASC Topic 718. The assumptions used by SunCoke to determine the grant date fair value of these equity awards can be found in SunCoke’s Annual Report on Form 10-K for the year-ended December 31, 2018. For each NEO, the number and value of outstanding SunCoke equity awards (including unvested RSUs and PSUs) at year-end is reported in SunCoke’s 2019 Annual Meeting Proxy Statement. PSUs awarded under the LTPEP are subject to three-year “cliff” vesting and are settled in shares of

SunCoke common stock, with eventual payout ranging from zero to 250% of target, depending upon the level of attainment of specified pre-determined performance goals and objectives for SunCoke. The value of these performance-based awards at grant date was calculated assuming that the highest level of performance conditions will be achieved.

(3)
Option Awards. The NEO's do not receive any option awards from us. Nonqualified stock option awards and Nonqualified performance stock options awards were granted under the terms of pursuant to the terms of the SunCoke LTPEP. Amounts shown are the grant date fair value of SunCoke stock option awards attributable to us computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used by SunCoke to determine the grant date fair value of the option awards can be found in Note 15 Share-Based Compensation, in SunCoke’s Annual Report on Form 10-K for the year-ended December 31, 2018. Once vested, the options may be exercised to acquire shares of SunCoke’s common stock. For each NEO, the number and value of outstanding SunCoke equity awards (including unexercised stock options) at year-end is reported in SunCoke’s 2019 Annual Meeting Proxy Statement.

(4)
Non -Equity Incentive Plan. SunCoke provides a performance-based annual cash incentive plan (the “AIP”), in which our NEOs participate. Payments under the AIP are based upon the levels of attainment of certain pre-determined financial and operating goals of SunCoke. The AIP works in conjunction with SunCoke’s Senior Executive Incentive Plan, or SEIP, which acts as an overlay to the AIP and sets a performance-based ceiling on the amounts paid under the AIP.

(5)
Change in Pension Value and Nonqualified Deferred Compensation Earnings. SunCoke does not maintain any defined benefit pension plan, or supplemental executive retirement plan for its named executive officers, including our NEOs. However, our NEOs do participate in: (a) the SunCoke Energy, Inc. 401(k) Plan, a tax-qualified defined contribution plan available to all employees; and (b) the SunCoke Energy, Inc. Savings Restoration Plan, a nonqualified defined contribution plan for executives whose compensation exceeds IRS limits on compensation applicable to SunCoke’s 401(k) plan. For the periods presented in the table, there were no above-market, or preferential, earnings on any compensation deferred under SunCoke’s Savings Restoration Plan. Please refer to the “Nonqualified Deferred Compensation” table in SunCoke’s 2019 Proxy Statement for further details of each NEOs aggregate earnings and account balance under SunCoke’s Savings Restoration Plan.

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

Long-Term Incentive Plan
In connection with the completion of our initial public offering in 2013, our general partner adopted the SunCoke Energy Partners, L.P. Long-Term Incentive Plan, or LTIP. The LTIP allows for grants of (1) restricted units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) phantom units, (5) unit awards, (6) substitute awards, (7) other unit-based awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs, collectively referred to as Awards. The LTIP provides our general partner with maximum flexibility with respect to the design of compensatory arrangements for employees, officers, consultants, and directors of our general partner and any of its affiliates providing services to us. However, the only equity issued under the LTIP as of December 31, 2018 were quarterly payments of common units to those non-employee directors of our general partner who did not elect to defer receipt of their common unit retainer. Please see the section entitled “Director Compensation” for additional information regarding the compensation program for the non-employee directors of our general partner.
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

•
Savings Restoration Plan. The Savings Restoration Plan, or SRP, is an unfunded, nonqualified deferred compensation plan administered by SunCoke and made available to participants in the SunCoke 401(k) Plan whose compensation exceeds the IRS limits on compensation that can be taken into account under that Plan ($270,000 for 2017 and $275,000 for 2018). Under the SRP, employees can make an advance election to defer on a pre-tax basis up to 50 percent of the portion of their salary and bonus that exceeds the compensation limit. Such amounts will be credited to a bookkeeping account established for each participant as of the date the amounts would otherwise have been paid to the participant. Employer contributions will be credited to the accounts of each employee who elects to defer compensation and they consist of (1) a matching contribution equal to 100 percent of the first 5 percent of compensation deferred by the participant under the SRP and (2) an additional contribution equal to 3 percent of the compensation deferred by the participant under the SRP. SunCoke Energy can also make additional discretionary contributions. Participants are fully vested in their own deferrals as well as the 3 percent employer contribution, and will vest in the employer matching contributions received for plan years and discretionary contributions in accordance with the vesting schedule in the 401(k) Plan, which provides for 100 percent vesting after three years of service. Participants can direct the investment of their bookkeeping accounts among the same investment alternatives available under the 401(k) Plan. Unless the participant elects otherwise, distributions are made in a lump sum on the first day of the seventh month following termination of employment with SunCoke (or immediately to the participant’s beneficiary in the event of the participant’s earlier death). The participant can elect, prior to his or her first year of participation, to receive a distribution in installments over two to ten years instead of a lump sum if he or she terminates due to retirement, which is defined as termination after attaining at least age 55 with combined age plus continuous years of service, equal to 65 years. In addition, a participant can elect, concurrently with the annual deferral election, to receive an in-service lump sum distribution of the amount he or she elects to defer for such year, with such payment date not earlier than three years from the end of the year in which the election is made. A participant can change the time or method of distribution in limited circumstances.

Severance and Change in Control Benefits. Our NEOs participate in the SunCoke Energy Executive Involuntary Severance Plan and the SunCoke Energy Special Executive Severance Plan. The purpose of these plans is to recognize an executive’s service to SunCoke Energy and provide a market competitive level of protection and assistance if an executive is involuntarily terminated.

•
Special Executive Severance Plan. SunCoke's Special Executive Severance Plan provides severance to designated executives whose employment is terminated by SunCoke other than for cause, death or disability, or who resign for good reason (as such terms are defined in the Plan) within two years following a change in control of SunCoke. Severance is generally payable in a lump sum, equal to two times the sum of the executive’s annual base salary and the greater of (i) 100 percent of the executive’s target annual incentive in effect immediately before the change in control or, if higher, employment termination date, or (ii) the average annual incentive awarded to the executive with respect to the three years ending before the change in control or, if higher, ending before the employment termination date, with the multiple depending on the executive’s position. Executives are also entitled to (x) a pro rata portion of the current year Annual Incentive at Company performance if termination occurs after the first quarter of the calendar year, (y) the continuation of medical plan benefits (including dental) at active employee rates for the benefit extension period of two years (which run concurrently with COBRA), and (z) continuation of life insurance coverage equal to one time’s the executive’s base salary and outplacement services

•
Executive Involuntary Severance Plan. The Executive Involuntary Severance Plan provides severance to designated executives whose employment is terminated by SunCoke other than for cause (as defined in the Plan), death or disability. Severance is paid in monthly installments and ranges from one to one and half times the sum of the executive’s annual base salary and target annual incentive, depending on the executive’s position. Executives are also entitled to a prorata portion of the current year Annual Incentive at Company performance if termination occurs after the first quarter of the calendar year, the continuation of medical plan benefits (excluding dental) at active employee rates for the salary continuation period of one to one and a half years (which run concurrently with COBRA), and continuation of life insurance coverage equal to one time’s the executive’s base salary and outplacement services. Severance is subject to the execution of a release of claims against SunCoke and its affiliates, including us, at the time of termination of the executive’s employment.

Other SunCoke Benefits.
Our NEOs participate in the same basic benefits package and on the same terms as other eligible SunCoke employees. The benefits package includes the savings program described above, as well as medical and dental benefits, disability benefits, insurance (life, travel and accident), death benefits and vacations and holidays.
For additional detailed information regarding the compensatory plans, agreements and programs of SunCoke in which our NEOs participate, we encourage you to read SunCoke Energy, Inc.’s 2019 Annual Meeting Proxy Statement.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. During 2018, all compensation decisions with respect to our NEOs were made by the Compensation Committee of the Board of Directors of SunCoke, which is comprised entirely of independent members of SunCoke’s Board. In addition, none of these individuals receive any compensation directly from us or our general partner.
Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of SunCoke perform services on our behalf. We do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. For an analysis of any risks arising from SunCoke’s compensation policies and practices, please read SunCoke’s 2019 Proxy Statement.
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
Retainers and Fees: The table below summarizes the current structure of our independent director compensation program:
Summary of Independent Director Compensation

	Mr. Alvin Bledsoe(1)	Ms. Martha Z. Carnes	Mr. John W. Somerhalder II
Annual Retainer (Cash Portion)	$72,000	$89,000	$99,000
Annual Retainer (Common Unit Portion)	68,000	85,000	85,000
SUBTOTAL (Base Retainers Only)	140,000	174,000	184,000

Audit Committee Chair Retainer (Cash)	20,000	Not applicable	Not applicable
Audit Committee Member Retainer (Cash)	Not applicable	10,000	10,000
Conflicts Committee Chair Retainer (Cash)	Not applicable	Not applicable	24,000
Conflicts Committee Member Retainer (Cash)	Not applicable	14,000	Not applicable
TOTAL	$160,000	$198,000	$218,000

(1)	Mr. Bledsoe also serves as an independent director on the Board of Directors of, SunCoke, where he chairs the Audit Committee, and is compensated by SunCoke Energy, Inc.
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
Director Compensation Table
The following table sets forth the compensation for our independent directors in fiscal 2018:

Name(1)	Fees Earned or Paid in Cash(2)	Unit Awards(3)	All Other Compensation(4)	Total
Alvin Bledsoe	$72,000	$68,000	$4,911	$144,911
Martha Z. Carnes	$89,000	$85,000	$2,998	$176,998
John W. Somerhalder, II	$99,000	$85,000	$12,999	$196,999
C. Scott Hobbs(5)	$—	$—	$998,285	$998,285
Wayne L. Moore(5)	$—	$—	$432,046	$432,046
Nancy M. Snyder(5)	$—	$—	$738,652	$738,652
NOTES TO TABLE:

(1)
Messrs. Hobbs and Moore, and Ms. Snyder, each resigned from our general partner’s Board of Directors effective September 1, 2017, and Messrs. Bledsoe and Somerhalder, and Ms. Carnes, were appointed to our general partner’s Board of Directors effective September 1, 2017.

(2)
The amounts in this column include all retainer and meeting fees paid or deferred pursuant to the Directors’ Deferred Compensation Plan in 2018. As compensation for their time and effort spent during the fourth quarter of 2018 on the Simplification Transaction, Ms. Carnes and Mr. Somerhalder were paid $2,000 each for Conflicts Committee meeting attended in person and $1,000 for each Conflicts Committee meeting attended telephonically.

(3)
The amounts in this column represent the fair value of the common unit retainer payments made to each director in fiscal 2018 as of the date of each quarterly payment, calculated pursuant to FASB ASC Topic 718. The number of common units granted to each independent director was determined by dividing the quarterly common unit retainer payment by the average closing price of a Partnership common unit for the ten trading days preceding the payment date in 2018. Messrs. Bledsoe, and Somerhalder each deferred their respective common unit retainers into the Directors’ Deferred Compensation Plan.

(4)	The amounts shown in this column reflect the value of distribution equivalents earned on deferred compensation account balances during 2018.

(5)
On January 22, 2018, our former directors, Messrs. Hobbs and Moore, and Ms. Snyder received payment in cash for the entire balance of all deferred compensation credited to their respective deferred compensation accounts. In accordance with the terms of the Directors’ Deferred Compensation Plan, compensation deferred in the form of phantom unit credits was valued using the average closing price for our common units for the period of ten (10) trading days immediately prior to January 15, 2018. Mr. Hobbs received a cash payment of $998,285, Mr. Moore received a cash payment of $432,046, and Ms. Snyder received a cash payment of $738,652.

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
The following table sets forth as of January 31, 2019, the beneficial ownership of common units of SunCoke Energy Partners, L.P. held by: (i) affiliates of our general partner; (ii) each of the current directors and named executive officers of our general partner; and (iii) all current directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Sun Coal & Coke LLC(2)	28,499,899	61.7%
Michael G. Rippey	—	*
Fay West	—	*
P. Michael Hardesty	6,031	*
Gary P. Yeaw	2,500	*
Katherine T. Gates	—	*
Allison S. Lausas	300	*
Alvin Bledsoe(3)	1,000	*
Martha Z. Carnes	1,668	*
John W. Somerhalder, II(3)	—	*
All directors and executive officers as a group (9 people)	11,499	*

*	Less than one percent of our outstanding common units.

(1)	The business address for SunCoke Energy Partners, L.P. and each individual is 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.

(2)	Sun Coal & Coke LLC is a wholly owned direct subsidiary of SunCoke Energy, Inc., and is the sole member of our general partner.

(3)
Certain directors have elected to defer all or a portion of their compensation into phantom unit credits under the SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan described in the section entitled “Executive Compensation-Director Compensation---Directors' Deferred Compensation Plan.” Each phantom unit credit is treated as if it were invested in common units representing limited partnership interests in the Partnership, and distribution equivalents are credited in the form of additional phantom unit credits. These phantom unit credits do not have voting rights. Such phantom unit credits ultimately will be settled in cash following termination of the director’s service on the Board, based upon the average closing price for our common units for the ten trading days on the NYSE immediately prior to the payment date. The following directors hold such phantom unit credits: Mr. Bledsoe: 6,188.31 phantom unit credits; Ms. Carnes: 5,847.96 phantom unit credits and Mr. Somerhalder: 16,723.64 phantom unit credits.

Beneficial Stock Ownership of Unaffiliated Persons Owning More Than Five Percent of Our Common Units
As of January 31, 2019, there were no reported common units beneficially owned by unitholders, not otherwise affiliated with us, in amounts greater than five percent of the outstanding common units representing limited partnership interests in the Partnership.

Beneficial Ownership of Our Sponsor’s Common Stock by the Directors and Executive Officers of Our General Partner
The following table sets forth certain information regarding beneficial ownership of SunCoke Energy, Inc.’s common stock, as of January 31, 2019, by directors of our general partner, by each named executive officer and by all directors and executive officers of our general partner, as a group. Unless otherwise noted, each individual exercises sole voting or investment power over the shares of SunCoke common stock shown in the table. For purposes of this table, beneficial ownership includes shares of SunCoke common stock as to which the person has sole or shared voting or investment power and also any shares of SunCoke, Inc. common stock that such person has the right to acquire within 60 days of January 31, 2019, through the exercise of any option, warrant, or right.

Name	Shares of SunCoke Energy, Inc. Common Stock	Right to Acquire Within 60 Days After January 31, 2019(1)	Total	Percent of SunCoke Energy, Inc. Common Stock Outstanding
Michael G. Rippey	—	24,288	24,288	*
Fay West	28,416	281,915	310,331	*
P. Michael Hardesty(2)	75,021	166,389	241,410	*
Gary P. Yeaw	44,070	153,294	197,364	*
Katherine T. Gates(3)	7,916	84,853	92,769	*
Allison S. Lausas	5,006	18,443	23,449	*
Alvin Bledsoe(4)	5,934	—	5,934	*
Martha Z. Carnes(5)	—	—	—	*
John W. Somerhalder, II(5)	—	—	—	*
All directors and executive officers as a group (9 people)	166,363	729,182	895,545	*

*	Less than one percent of SunCoke's outstanding common stock.

(1)
The amounts shown in this column reflect shares of SunCoke Energy, Inc. common stock which the persons listed have the right to acquire as a result of the vesting of stock options, conversion of restricted share units, and/or settlement of performance share units at 100% of target, within 60 days after January 31, 2019 under certain plans, including the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan.

(2)
Mr. Hardesty also holds 9,981 units, valued at $4.61/unit, in the SunCoke 401(k) Plan, and 8,949 units, valued at $4.90/unit, in the SunCoke Energy, Inc. Savings Restoration Plan ("SRP"). Equivalent share ownership represented by these units was derived, in each case, by multiplying the number of units held by the current value per unit, and then dividing by $11.24/common share (NYSE closing price on January 31, 2019). Thus, Mr. Hardesty’s participation in these funds represents an aggregate share equivalent position of approximately 7,995 shares of SunCoke. This position is not reflected in the data shown in the foregoing table.

(3)
Ms. Gates also holds 3,433 units in the SRP. Equivalent share ownership represented by these units was derived by multiplying the number of units held by $4.90/unit (current value), and then dividing by $11.24/common share (NYSE closing price on January 31, 2019). Thus, Ms. Gates’ participation in the SRP represents a share equivalent position of approximately 1,497 shares of SunCoke. This position is not reflected in the data shown in the foregoing table.

(4)
Mr. Bledsoe is also a director of SunCoke Energy, Inc. and he has elected to defer a portion of his compensation from SunCoke in the form of Share Units under the SunCoke Energy, Inc. Directors’ Deferred Compensation Plan. Mr. Bledsoe currently holds 67,906.49 Share Units. These Share Units are not reflected in the data shown in the foregoing table. Each Share Unit is treated as if it were invested in SunCoke common stock, and dividend equivalents (if any) are credited in the form of additional Share Units. These Share Units do not have voting rights. Such Share Units ultimately will be settled in cash (based upon a ten-day average closing price for trading of SunCoke common stock on the NYSE prior to payment) following termination of Mr. Bledsoe’s service on SunCoke’s Board of Directors. A description of the SunCoke Energy, Inc. Directors’ Deferred Compensation Plan will be included in the proxy statement for SunCoke’s 2019 annual meeting of stockholders which will be available upon its filing on the SEC’s website at www.sec.gov and on SunCoke’s website at www.suncoke.com at the “Investors - Financial Reports - Annual Report & Proxy” tab. SunCoke’s 2019 Proxy Statement also will be available free of charge from the Corporate Secretary of our general partner.

(5)
Consistent with our partnership agreement, Ms. Carnes and Mr. Somerhalder, as independent directors otherwise unaffiliated with our general partner, or SunCoke, are expected not to maintain any ownership interest in the common stock of SunCoke Energy, Inc.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of December 31, 2018, regarding Partnership common units that may be issued upon conversion (assuming a one-for-one conversion) of securities granted under the general partner’s Long-Term Incentive Plan. For more information about this plan, which did not require approval by the Partnership’s limited partners, refer to "Item 11. Executive Compensation - Long-Term Performance Enhancement Plan.”
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
SunCoke, through its Sun Coal & Coke subsidiary, beneficially owns 28,268,728 common units representing an aggregate limited partnership interest in us of 60.4 percent, and indirectly owns and controls our general partner. SunCoke also appoints all of the directors of our general partner. In addition, our general partner owns a 2 percent general partner interest in us and all of our IDRs.
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

	Audit and Non-Audit Fees
	2018	2017
Audit	$795,919	$864,475

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	the following documents are included with the filing of this report:

1	Consolidated financial statements
The consolidated financial statements are set forth under Item 8 of this report.

2	Financial statement schedules:
Financial statement schedules are omitted because required information is shown elsewhere in this report, is not necessary or is not applicable.

3	Exhibits:

Exhibit Number	Description
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

2.3
Agreement and Plan of Merger dated as of February 4, 2019, by and among SunCoke Energy, Inc., SC Energy Acquisition LLC, SunCoke Energy Partners, L.P., and SunCoke Energy Partners GP LLC. (incorporated by reference to Exhibit 2.1 of the current Report on form 8-K, (file No. 001-35782) filed February 5, 2019.)

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

10.1	Omnibus Agreement, dated January 24, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35782) filed on January 24, 2013

10.1.1	Amendment No. 1 to Omnibus Agreement, dated March 17, 2014, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35782) filed on October 28, 2014
10.1.2	Amendment No. 2 to Omnibus Agreement, dated as of January 13, 2015, incorporated by reference to Exhibit 10.4.2 to the Annual Report on Form 10-K (File No. 001-35782) filed on February 24, 2015.

10.2	Credit Agreement, dated May 24, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35782) filed on May 25, 2017.

10.3†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.3.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.3.2†
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

10.3.3†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.3.4†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.3.5†
Amendment No. 5 to Coke Purchase Agreement, dated as of January 26, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.3.6†
Amendment No. 6 to Coke Purchase Agreement, dated as of March 15, 2012, by and between Haverhill Coke Company LLC, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor Inc. (f/k/a ISG Indiana Harbor Inc.), incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.4†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.4.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of May 8, 2012, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.5†
Energy Sales Agreement, dated as of August 31, 2009, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.5.1†
Supplemental Energy Sales Agreement, dated as of June 1, 2012, by and between Haverhill Coke Company LLC and AK Steel Corporation, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.6†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.32 to SunCoke Energy Inc.'s Amendment No.7 to Registration Statement on Form S-1 (File No. 333-173022) filed July 20, 2011

10.6.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.33 to SunCoke Energy, Inc.'s Amendment No.2 to Registration Statement on Form S-1 (File No. 333-173022) filed June 3, 2011

10.6.2
Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K (File No. 001-35782) filed on February 24, 2015.

10.6.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation, incorporated by reference to Exhibit 10.9.3 to the Annual Report on Form 10-K (File No. 001-35782) filed on February 24, 2015.

10.7
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009 by and between Middletown Coke Company, LLC and AK Steel Corporation, incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.8
Second Amended and Restated Energy Sales Agreement, dated as of May 8, 2012, by and between Middletown Coke Company, LLC and AK Steel Corporation, incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-183162) filed August 8, 2012

10.9**
SunCoke Energy Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 21, 2012

10.10**
SunCoke Energy Partners, L.P. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.19 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-183162) filed November 21, 2012

10.11
Support Agreement, dated as of February 4, 2019, by and between SunCoke Energy Partners, L.P., and Sun Coal & Coke LLC.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35782) filed on February 5, 2019.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2019.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2019.

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

/s/ Fay West	February 15, 2019
Fay West