Form 10-Q
period 2019-03-31
SunCoke Energy Partners, L.P.
filed 2019-04-24
CIK 1555538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

The registrant had 46,227,148 common units outstanding at April 19, 2019.

SUNCOKE ENERGY PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SunCoke Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(Dollars and units in millions, except per unit amounts)
Revenues
Sales and other operating revenue	$230.4	$214.8
Costs and operating expenses
Cost of products sold and operating expenses	174.1	157.1
Selling, general and administrative expenses	8.7	8.2
Depreciation and amortization expense	28.4	21.5
Total costs and operating expenses	211.2	186.8
Operating income	19.2	28.0
Interest expense, net	14.4	15.0
Income before income tax (benefit) expense	4.8	13.0
Income tax (benefit) expense	(0.1)	0.3
Net income	4.9	12.7
Less: Net income attributable to noncontrolling interests	0.4	0.5
Net income attributable to SunCoke Energy Partners, L.P.	$4.5	$12.2

General partner's interest in net income	$0.1	$0.3
Limited partners' interest in net income	$4.4	$11.9
Net income per common unit (basic and diluted)	$0.10	$0.26
Weighted average common units outstanding (basic and diluted)	46.2	46.2
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
	(Dollars in millions)
Assets
Cash	$2.7	$12.6
Receivables	61.4	48.8
Receivables from affiliate, net	—	3.1
Inventories	104.6	79.0
Other current assets	3.0	1.0
Total current assets	171.7	144.5
Properties, plants and equipment (net of accumulated depreciation of $521.7 million and $499.9 million at March 31, 2019 and December 31, 2018, respectively)	1,233.0	1,245.1
Goodwill	73.5	73.5
Other intangible assets, net	153.2	155.8
Deferred charges and other assets	2.4	0.2
Total assets	$1,633.8	$1,619.1
Liabilities and Equity
Accounts payable	$78.3	$68.8
Accrued liabilities	13.1	13.5
Deferred revenue	7.5	3.0
Current portion of long-term debt and financing obligation	2.8	2.8
Interest payable	16.3	3.2
Payable to affiliate, net	2.7	—
Total current liabilities	120.7	91.3
Long-term debt and financing obligation	788.3	793.3
Deferred income taxes	115.6	115.7
Other deferred credits and liabilities	13.2	12.1
Total liabilities	1,037.8	1,012.4
Equity
Held by public:
Common units (issued 17,727,249 units at both March 31, 2019 and December 31, 2018, respectively)	188.7	194.1
Held by parent:
Common units (issued 28,499,899 units at both March 31, 2019 and December 31, 2018, respectively)	342.9	351.6
General partner's interest	53.0	49.3
Partners' capital attributable to SunCoke Energy Partners, L.P.	584.6	595.0
Noncontrolling interest	11.4	11.7
Total equity	596.0	606.7
Total liabilities and equity	$1,633.8	$1,619.1
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$4.9	$12.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28.4	21.5
Deferred income tax expense	(0.1)	0.4
Changes in working capital pertaining to operating activities:
Receivables	(12.6)	(5.6)
Receivables/payables from affiliate, net	5.8	5.7
Inventories	(25.6)	(0.3)
Accounts payable	9.3	20.9
Accrued liabilities	(0.6)	(3.0)
Deferred revenue	4.5	1.9
Interest payable	13.1	12.8
Other	(1.4)	(0.9)
Net cash provided by operating activities	25.7	66.1
Cash Flows from Investing Activities:
Capital expenditures	(13.4)	(10.6)
Net cash used in investing activities	(13.4)	(10.6)
Cash Flows from Financing Activities:
Repayment of financing obligation	(0.7)	(0.6)
Proceeds from revolving credit facility	60.7	53.5
Repayment of revolving credit facility	(65.7)	(53.5)
Distributions to unitholders (public and parent)	(18.9)	(29.5)
Distributions to noncontrolling interest (SunCoke Energy, Inc.)	(0.7)	(0.5)
Capital contributions from SunCoke	4.0	10.0
Other financing activities	(0.9)	—
Net cash used in financing activities	(22.2)	(20.6)
Net (decrease) increase in cash and cash equivalents	(9.9)	34.9
Cash and cash equivalents at beginning of period	12.6	6.6
Cash and cash equivalents at end of period	$2.7	$41.5
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $1.2 million and $0.5 million, respectively	$0.4	$1.5
Income taxes paid	$—	$1.3
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Consolidated Statements of Equity
(Unaudited)

	Common - Public	Common - SunCoke	General Partner - SunCoke	Noncontrolling Interest	Total

	(Dollars in millions)
At December 31, 2017	$207.0	$365.4	$31.2	$12.3	$615.9
Partnership net income	4.6	7.3	0.3	0.5	12.7
Distributions to unitholders	(10.6)	(16.9)	(2.0)	—	(29.5)
Distributions to noncontrolling interest	—	—	—	(0.5)	(0.5)
Public units acquired by SunCoke	(2.2)	2.2	—	—	—
SunCoke capital contributions	—	—	10.0	—	10.0
At March 31, 2018	$198.8	$358.0	$39.5	$12.3	$608.6

At December 31, 2018	$194.1	$351.6	$49.3	$11.7	$606.7
Partnership net income	1.7	2.7	0.1	0.4	4.9
Distributions to unitholders	(7.1)	(11.4)	(0.4)	—	(18.9)
Distributions to noncontrolling interest	—	—	—	(0.7)	(0.7)
SunCoke capital contributions	—	—	4.0	—	4.0
At March 31, 2019	$188.7	$342.9	$53.0	$11.4	$596.0
(See Accompanying Notes)

SunCoke Energy Partners, L.P.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us") primarily produces coke used in the blast furnace production of steel. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke.  We also provide handling and/or mixing services of coal and other bulk products and liquids at our logistics terminals.
At March 31, 2019, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") and SunCoke Energy, Inc. ("SunCoke") owned the remaining 2 percent ownership interest in each of Haverhill, Middletown, and Granite City. The Partnership also owns a 100 percent interest in all of its logistics terminals, which consist of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). At March 31, 2019, SunCoke, through a subsidiary, owned a 60.4 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDRs").
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
On February 5, 2019, SunCoke and the Partnership announced that they have entered into a definitive agreement whereby SunCoke will acquire all outstanding common units of the Partnership not already owned by SunCoke in a stock-for-unit merger transaction (the “Simplification Transaction”). Pursuant to the terms of this agreement (“Merger Agreement”), Partnership unaffiliated common unitholders will receive 1.40 SunCoke common shares, plus a fraction of a SunCoke common share based on a formula as further described in the Merger Agreement, for each Partnership common unit. Following completion of the Simplification Transaction, the Partnership will become a wholly-owned subsidiary of SunCoke, the Partnership's common units will cease to be publicly traded and the Partnership's IDRs will be eliminated.  We continue to expect the Simplification Transaction to close late in the second quarter of 2019 or early in the third quarter of 2019.
Organized in Delaware in 2012 and headquartered in Lisle, Illinois, we became a publicly-traded partnership in 2013 and our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “SXCP.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP") for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended March 31, 2019 are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)." ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of Accounting Standards Codification (“ASC”) 842, "Leases." The

Partnership adopted the standard effective January 1, 2019 using the modified retrospective transition approach and elected not to adjust prior comparative periods.  Upon adoption, the Partnership recognized right-of-use assets and lease liabilities of $2.5 million at January 1, 2019. See Note 9.
2. Related Party Transactions and Agreements
Transactions with Affiliate
Our logistics business provides handling and mixing services to certain SunCoke cokemaking operations. Logistics recorded revenues derived from services provided to SunCoke’s cokemaking operations of $3.3 million and $2.5 million for the three months ended March 31, 2019, and 2018, respectively.
SunCoke charges us for all direct costs and expenses incurred on our behalf and allocated costs associated with support services provided to our operations. Allocated expenses from SunCoke for general corporate and operations support costs totaled $6.9 million and $6.8 million for the three months ended March 31, 2019 and 2018, respectively, and were included in selling, general and administrative expenses on the Consolidated Statements of Income. These costs include legal, accounting, tax, treasury, engineering, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate allocations are recorded in accordance with the terms of our omnibus agreement with SunCoke and our general partner.
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
Environmental Indemnity. SunCoke will indemnify us to the full extent of any remediation at the Haverhill, Middletown and Granite City cokemaking facilities arising from any known environmental matter discovered and identified as requiring remediation prior to the closing of the IPO and the dropdown of Granite City, respectively. SunCoke has contributed $143 million in partial satisfaction of this obligation and will reimburse us for additional spending in excess of $143 million as required for such known remediation obligations.
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
Our distributions are declared subsequent to quarter end. The table below represents total cash distributions applicable to the period in which the distributions were earned:

Earned in Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution including general partners IDRs	Date of Distribution	Unitholders Record Date
		(Dollars in millions)
March 31, 2018	$0.4000	$18.9	June 1, 2018	May 15, 2018
June 30, 2018	$0.4000	$18.9	September 4, 2018	August 15, 2018
September 30, 2018	$0.4000	$18.9	December 3, 2018	November 15, 2018
December 31, 2018	$0.4000	$18.9	March 1, 2019	February 15, 2019
March 31, 2019 (1)	$0.4000	$18.9	June 3, 2019	May 15, 2019

(1)	On April 15, 2019, our Board of Directors declared a cash distribution of $0.4000 per unit, which will be paid on June 3, 2019, to unitholders of record on May 15, 2019.

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

The calculation of net income allocated to the general and limited partners was as follows:

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Net income attributable to SunCoke Energy Partners, L.P.	$4.5	$12.2
General partner's ownership interest:	2.0%	2.0%
Total general partner's interest in net income	$0.1	$0.3
Common - public unitholder's interest in net income	$1.7	$4.6
Common - SunCoke interest in net income	2.7	7.3
Total limited partners' interest in net income	$4.4	$11.9
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

The calculation of earnings per unit is as follows:

	Three Months Ended March 31,
	2019	2018

	(Dollars and units in millions, except per unit amounts)
Net income attributable to SunCoke Energy Partners, L.P.	$4.5	$12.2
General partner's distributions (including zero cash incentive distribution rights declared)	0.4	0.4
Limited partners' distributions on common units	18.5	18.5
Distributions greater than earnings	(14.4)	(6.7)
General partner's earnings:
Distributions (including zero cash incentive distribution rights declared)	0.4	0.4
Allocation of distributions greater than earnings	(0.3)	(0.1)
Total general partner's earnings	0.1	0.3
Limited partners' earnings on common units:
Distributions	18.5	18.5
Allocation of distributions greater than earnings	(14.1)	(6.6)
Total limited partners' earnings on common units	4.4	11.9

Weighted average limited partner units outstanding:
Common - basic and diluted	46.2	46.2
Net income per limited partner unit:
Common - basic and diluted	$0.10	$0.26
4. Inventories
The components of inventories were as follows:

	March 31, 2019	December 31, 2018

	(Dollars in millions)
Coal	$64.3	$40.3
Coke	7.2	6.4
Materials, supplies, and other	33.1	32.3
Total inventories	$104.6	$79.0

5. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Logistics segment was $73.5 million at both March 31, 2019 and December 31, 2018.
The components of other intangible assets, net were as follows:

		March 31, 2019			December 31, 2018
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	4	$24.0	$11.8	$12.2	$24.0	$11.0	$13.0
Customer relationships	13	28.7	8.0	20.7	28.7	7.5	21.2
Permits	23	139.0	18.7	120.3	139.0	17.4	121.6
Total		$191.7	$38.5	$153.2	$191.7	$35.9	$155.8
Total amortization expense for intangible assets subject to amortization was $2.6 million for both the three months ended March 31, 2019, and 2018.
6. Income Taxes
The Partnership is a limited partnership and generally is not subject to federal or state income taxes. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary. The Partnership recorded income tax benefit of $0.1 million for the three months ended March 31, 2019, primarily related to a $0.3 million tax benefit for the change in its projected deferred tax liability associated with projected book to tax differences at the end of the 10-year transition period under the final regulations on qualifying income under section 7704(d)(1)(E) of the Internal Revenue Code. This benefit was partially offset by local taxes and activities related to Gateway Cogeneration Company LLC. The Partnership recorded income tax expense of $0.3 million for the three months ended March 31, 2018 primarily related to local taxes and activities related to Gateway Cogeneration Company LLC.
7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	March 31, 2019	December 31, 2018

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$700.0	$700.0
Revolving credit facility, due 2022 ("Partnership Revolver")	100.0	105.0
5.82 percent financing obligation, due 2021 ("Financing Obligation")	9.4	10.1
Total borrowings	809.4	815.1
Original issue discount	(5.1)	(5.4)
Debt issuance cost	(13.2)	(13.6)
Total debt and financing obligation	791.1	796.1
Less: current portion of long-term debt and financing obligation	2.8	2.8
Total long-term debt and financing obligation	$788.3	$793.3
Partnership Revolver
The Partnership Revolver has a capacity of $285.0 million. As of March 31, 2019, the Partnership had no of letters of credit outstanding and an outstanding balance of $100.0 million, leaving $185.0 million available.

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
As of March 31, 2019, the Partnership was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
8. Commitments and Contingent Liabilities
The EPA issued Notices of Violations (“NOVs”) for the Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of air operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment that was paid by SunCoke in 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City cokemaking facilities. In the third quarter of 2018, the Court entered an amendment to the consent decree which provides the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments associated with this amendment. The project at Granite City was due to be completed in February 2019, but the Partnership expects to complete the project in June 2019 and is in discussions with the government entities regarding, among other things, the timing thereof.
 SunCoke and the Partnership anticipate spending approximately $150 million to comply with these environmental remediation projects. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $134 million to date and expects to spend the remaining capital through the first half of 2019. Pursuant to the omnibus agreement, we retained an aggregate of $119 million in proceeds from our IPO and subsequent dropdowns to comply with the expected terms of a consent decree. Subsequently, SunCoke has made capital contributions to the Partnership of $24 million and will make additional capital contributions for any amounts spent beyond what was previously funded.
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
9. Leases
The Partnership leases land, equipment, railcars and locomotives. Arrangements are assessed at inception to determine if a lease exists and, with the adoption of ASC 842, "Leases," right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because the Partnership's leases do not provide an implicit rate of return, the Partnership uses its incremental borrowing rate at the inception of a lease to calculate the present value of lease payments. The Partnership has elected to apply the short-term lease exemption for all asset classes, therefore excluding them from the balance sheet, and will recognize the lease payments in the period they are incurred. Additionally, the Partnership has elected to account for lease and nonlease components of an arrangement, such as assets and services, as a single lease component for all asset classes.
Certain of our long-term leases include one or more options to renew or to terminate, with renewal terms that can extend the lease term up to 40 years. The impact of lease renewals or terminations are included in the expected lease term to the extent the Partnership is reasonably certain to exercise the renewal or termination. The Partnership has no finance leases.

Lease expenses are classified as cost of products sold and operating expenses on the Consolidated Statements of Income. The components of lease expense were as follows:

Three months ended March 31, 2019
(Dollars in millions)
Operating leases	$0.3
Short-term leases(1)(2)	$1.6
Total lease expense	$1.9

(1)	Includes expenses for month-to-month equipment leases, which are classified as short-term as the Partnership is not reasonably certain to renew the lease term beyond one month.

(2)	Includes variable lease expenses, which are immaterial to the consolidated financial statements.
Total lease expense was $1.7 million during the three months ended March 31, 2018.
Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	March 31, 2019
		(Dollars in millions)
Operating ROU assets	Deferred charges and other assets	$2.1

Operating lease liabilities:
Current operating lease liabilities	Accrued liabilities	$0.9
Noncurrent operating lease liabilities	Other deferred credits and liabilities	$1.1
Total operating lease liabilities		$2.0
The weighted average remaining lease term and weighted average discount rate were as follows:

Three months ended March 31, 2019
Weighted average remaining lease term of operating leases	5.6 years
Weighted average discount rate of operating leases	5.2%
Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
(Dollars in millions)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$0.4

Maturities of operating lease liabilities as of March 31, 2019 are as follows:

(Dollars in millions)
Years ending December 31:
2019(1)	0.7
2020	0.3
2021	0.3
2022	0.2
2023	0.1
2024-Thereafter	0.7
Total lease payments	2.3
Less: imputed interest	0.3
Total lease liabilities	$2.0

(1)	Excluding the three months ended March 31, 2019.
The aggregate amount of future minimum annual rental payments applicable to noncancelable leases as of December 31, 2018 were as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Partnership did not have any cash equivalents at March 31, 2019 or December 31, 2018.
Convent Marine Terminal Contingent Consideration

In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that runs through 2022 and requires us to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration was $3.7 million and $5.0 million at March 31, 2019 and December 31, 2018, respectively, and was primarily included in other deferred credits and liabilities on the Consolidated Balance Sheets. The decrease in the contingent consideration liability in the first quarter of 2019 was the result of a $0.9 million payment made as well as a decrease in expected future payments for changes in expected throughput volumes related to the long-term, take-or-pay agreements.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2019 and December 31, 2018, the estimated fair value of the Partnership's total debt was $819.9 million and $778.9 million, respectively, compared to a carrying amount of $809.4 million and $815.1 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.

11. Revenue from Contracts with Customers
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31
	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$190.9	$174.8
Energy	13.8	13.6
Logistics	25.1	24.4
Other	0.6	2.0
Sales and other operating revenue	$230.4	$214.8

The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$43.9	$37.1
AK Steel	104.1	92.9
U.S. Steel	54.1	51.7
Foresight and Murray	10.9	14.1
Other	17.4	19.0
Sales and other operating revenue	$230.4	$214.8
Logistics Contract Balances
Our logistics business has long-term, take-or-pay agreements requiring us to handle over 15 million tons annually. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Estimated take-or-pay revenue of approximately $353 million from all of our long-term logistics contracts is expected to be recognized over the next five years for unsatisfied or partially unsatisfied performance obligations as of March 31, 2019.
The following table provides changes in the Partnership's deferred revenue:

	2019	2018
	(Dollars in millions)
Beginning balance at December 31, 2018 and 2017, respectively	$3.0	$1.7
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(1.0)	(0.6)
Billings in excess of services performed, not recognized as revenue	5.5	2.5
Ending balance at March 31, 2019 and 2018, respectively	$7.5	$3.6

12. Business Segment Information
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$204.8	$190.0
Logistics	25.6	24.8
Logistics intersegment sales	2.0	1.7
Elimination of intersegment sales	(2.0)	(1.7)
Total sales and other operating revenue	$230.4	$214.8
Adjusted EBITDA:
Domestic Coke	$39.3	$40.3
Logistics	12.5	13.4
Corporate and Other	(4.1)	(4.2)
Total Adjusted EBITDA	$47.7	$49.5
Depreciation and amortization expense:
Domestic Coke	$22.5	$14.7
Logistics	5.9	6.8
Total depreciation and amortization expense	$28.4	$21.5
Capital expenditures:
Domestic Coke	$11.6	$10.3
Logistics	1.8	0.3
Total capital expenditures	$13.4	$10.6

The following table sets forth the Partnership's segment assets:

	March 31, 2019	December 31, 2018

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,173.6	$1,158.4
Logistics	459.3	458.7
Corporate and Other	0.9	2.0
Total assets	$1,633.8	$1,619.1

The Partnership evaluates the performance of its segments based on segment Adjusted EBITDA, which represents earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for any loss on extinguishment of debt, changes to our contingent consideration liability related to our acquisition of CMT and/or transaction costs incurred as part of the Simplification Transaction. Adjusted EBITDA does not represent and should not be considered an alternative to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net income	$4.9	$12.7
Add:
Depreciation and amortization expense	28.4	21.5
Interest expense, net	14.4	15.0
Income tax (benefit) expense	(0.1)	0.3
Contingent consideration adjustments(1)	(0.4)	—
Simplification Transaction costs	0.5	—
Adjusted EBITDA	$47.7	$49.5
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(2)	0.8	0.8
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$46.9	$48.7

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$25.7	$66.1
Add:
Cash interest paid, net of capitalized interest	0.4	1.5
Cash income tax paid	—	1.3
Changes in working capital(3)	19.2	(19.6)
Contingent consideration adjustments(1)	(0.4)	—
Simplification Transaction costs	0.5	—
Other adjustments to reconcile cash provided by operating activities to Adjusted EBITDA	2.3	0.2
Adjusted EBITDA	$47.7	$49.5
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(2)	0.8	0.8
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$46.9	$48.7

(1)
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to the seller based on future volume over a specified threshold, price and contract renewals. Contingent consideration adjustments in 2019 were primarily the result of modifications to the volume forecast.

(2)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

(3)	Changes in working capital exclude those items not impacting Adjusted EBITDA, such as changes in interest payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item and Note 12 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow.
Overview
SunCoke Energy Partners, L.P., (the "Partnership", "we", "our", and "us") primarily produces coke used in the blast furnace production of steel. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We also provide handling and/or mixing services to steel, coke (including some of our and SunCoke Energy, Inc.'s (“SunCoke”) domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. At March 31, 2019, SunCoke Energy, Inc. ("SunCoke") through a subsidiary, owned a 60.4 percent limited partnership interest in us and indirectly owned and controlled our general partner, which holds a 2.0 percent general partner interest in us and all of our incentive distribution rights ("IDRs").
On February 5, 2019, SunCoke and the Partnership announced that they have entered into a definitive agreement whereby SunCoke will acquire all outstanding common units of the Partnership not already owned by SunCoke in a stock-for-unit merger transaction (the “Simplification Transaction”). Pursuant to the terms of this agreement (“Merger Agreement”), Partnership unaffiliated common unitholders will receive 1.40 SunCoke common shares, plus a fraction of a SunCoke common share based on a formula as further described in the Merger Agreement, for each Partnership common unit. Following completion of the Simplification Transaction, the Partnership will become a wholly-owned subsidiary of SunCoke, the Partnership's common units will cease to be publicly traded and the Partnership's IDRs will be eliminated.  We continue to expect the Simplification Transaction to close late in the second quarter of 2019 or early in the third quarter of 2019.
Cokemaking
At March 31, 2019, we owned a 98 percent interest in Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown") and Gateway Energy and Coke Company, LLC ("Granite City") and SunCoke owned the remaining 2 percent ownership interest in each of Haverhill, Middletown, and Granite City. Our coke sales are made pursuant to long-term, take-or-pay agreements. Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our U.S. coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal USA LLC and/or its affiliates ("AM USA"), AK Steel Holding Corporation ("AK Steel") and United States Steel Corporation, ("U.S. Steel"), who are three of the largest blast furnace steel makers in North America. These coke sales agreements have an average remaining term of approximately six years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. To date, our customers have satisfied their obligations under these agreements.
The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel only if AK Steel meets both of the following two criteria: (1) AK Steel permanently shuts down operation of the iron producing portion of its Ashland Works Plant and (2) AK Steel has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Works Plant iron production capacity. If AK Steel were able to satisfy both criteria and chose to elect early termination, AK Steel must provide two years advance notice of the termination. During the two-year notice period, AK Steel must continue to perform under the terms of the coke sales agreement and energy sales agreement. On January 28, 2019, AK Steel announced its intention to permanently close its Ashland Works Plant by the end of 2019. Were the Ashland Plant to permanently shut down, we believe AK Steel has not and would not satisfy the second criterion. No other coke sales agreement has an early termination clause.

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
The following table sets forth information about our cokemaking facilities and our coke, steam and energy sales agreements as of March 31, 2019:

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

Logistics
The Partnership owns a 100 percent interest in all of its logistics terminals, which consist of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois Basin coal producers, the terminal provides loading and unloading services and has direct rail access. With its top of the line shiploader, CMT has the current capability to transload 15 million tons annually. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its current capacity as well as 350 thousand liquid tons. The facility also serves other merchant business including aggregates (crushed stone) and petroleum coke. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations.
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
API2 and API5 prices declined in the first quarter of 2019 from the end of 2018, driven by reduced demand from Europe, Asia and the Mediterranean regions. While we expect the U.S. to continue to be a significant participant in the seaborne coal trade, we anticipate export volumes to be lower in 2019 as compared to 2018. However, due to the take-or-pay nature of our contracts with coal export customers, lower export volumes do not have a material impact on our expected full-year results.
First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,
	2019	2018	Decrease
	(Dollars in millions)
Net income	$4.9	$12.7	$(7.8)
Net cash provided by operating activities	$25.7	$66.1	$(40.4)
Adjusted EBITDA	$47.7	$49.5	$(1.8)
Results in the first quarter of 2019, reflect solid operating performance. Higher depreciation expense also impacted net income and rebuilding coal inventory levels impacted cash provided by operating activities. See detailed analysis of the quarter's results throughout the MD&A. See Note 12 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA.
Recent Developments and Items Impacting Comparability
There were no unusual events during the three months ended March 31, 2019, significantly impacting comparability to the prior year period.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$230.4	$214.8	$15.6
Costs and operating expenses
Cost of products sold and operating expenses	174.1	157.1	17.0
Selling, general and administrative expenses	8.7	8.2	0.5
Depreciation and amortization expense	28.4	21.5	6.9
Total costs and operating expenses	211.2	186.8	24.4
Operating income	19.2	28.0	(8.8)
Interest expense, net	14.4	15.0	(0.6)
Income before income tax (benefit) expense	4.8	13.0	(8.2)
Income tax (benefit) expense	(0.1)	0.3	(0.4)
Net income	4.9	12.7	(7.8)
Less: Net income attributable to noncontrolling interests	0.4	0.5	(0.1)
Net income attributable to SunCoke Energy Partners, L.P.	$4.5	$12.2	$(7.7)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three months ended March 31, 2019 compared to the same prior year period, primarily due to the pass-through of higher coal prices in our Domestic Coke segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2019 increased compared to the same prior year period due to Simplification Transaction costs.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense was driven by revisions made in the third quarter of 2018 to the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design. The revisions resulted in additional depreciation of $5.7 million, or $0.12 per common unit, during the three months ended March 31, 2019.
Interest Expense, net. Interest expense, net benefited from higher capitalized interest on the environmental remediation project during the three months ended March 31, 2019.
Income tax (benefit) expense. The decrease in income tax expense was the result of a $0.3 million tax benefit related to an update to the future tax obligation expected to be owed for the projected book to tax differences at the end of the 10-year transition period under the final regulations on qualifying income. See Note 6 to our consolidated financial statements.
Noncontrolling Interest. Net income attributable to noncontrolling interest represents SunCoke's retained ownership interest in our cokemaking facilities and was reasonably consistent with the prior year period.
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
Segment Operating Data
The following tables set forth financial and operating data:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$204.8	$190.0	$14.8
Logistics	25.6	24.8	0.8
Logistics intersegment sales	2.0	1.7	0.3
Elimination of intersegment sales	(2.0)	(1.7)	(0.3)
Total sales and other operating revenues	$230.4	$214.8	$15.6
Adjusted EBITDA(1):
Domestic Coke	$39.3	$40.3	(1.0)
Logistics	12.5	13.4	(0.9)
Corporate and Other	(4.1)	(4.2)	0.1
Total Adjusted EBITDA	$47.7	$49.5	$(1.8)
Coke Operating Data:
Domestic Coke capacity utilization	101%	98%	3%
Domestic Coke production volumes (thousands of tons)	572	554	18
Domestic Coke sales volumes (thousands of tons)	570	568	2
Domestic Coke Adjusted EBITDA per ton(2)	$68.95	$70.95	$(2.00)
Logistics Operating Data:
Tons handled (thousands of tons)(3)	5,501	5,531	(30)
CMT take-or-pay shortfall tons (thousands of tons)(4)	669	172	497

(1)
See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2019 and 2018.

(2)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(3)	Reflects inbound tons handled during the period.

(4)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2019 vs. 2018
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$190.0	$40.3
Volumes	(2.1)	(0.3)
Coal cost recovery and yields(1)	17.3	(1.7)
Operating and maintenance costs(2)	0.4	1.3
Energy and other	(0.8)	(0.3)
Current year period	$204.8	$39.3

(1)
The increase in coal cost recovery and yields was driven by higher coal prices. The benefit of higher coal prices was partly offset by the impact of higher coal moistures as a result of heavy rainfall during the winter of 2019, which negatively impacted coal-to-coke yields and Adjusted EBITDA by $1.3 million.

(2)	The first quarter of 2019 benefited from the timing of planned outage work as compared the same prior year period.
Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2019 vs. 2018
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$26.5	$13.4
Transloading volumes(1)	(1.7)	(1.9)
Price/margin impact of mix in transloading services	1.0	1.0
Operating and maintenance costs and other(2)	1.8	—
Current year period	$27.6	$12.5

(1)
Revenues decreased due to lower export volumes at CMT, but were partially offset by higher volumes at our domestic terminals, which increased revenues $1.6 million as compared to the same prior year period.

(2)	Operating and maintenance costs and other reflects $0.5 million of incremental costs during the current year period resulting from high water levels.
Corporate and Other
During the three months ended March 31, 2019, Corporate and Other expenses were comparable to the same prior year period.

Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves, and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of March 31, 2019, we had $2.7 million of cash and $185.0 million of borrowing availability under the Partnership Revolver.
Distribution
On April 15, 2019, our Board of Directors declared a quarterly cash distribution of $0.4000 per unit. This distribution will be paid on June 3, 2019, to unitholders of record on May 15, 2019.
The Partnership anticipates it will maintain the current quarterly distribution rate of $0.4000 per unit until the closing of the Simplification Transaction. Partnership common unitholders will receive a prorated distribution per unit payable in SunCoke common shares based upon a quarterly distribution of $0.4000 per unit for the period beginning with the first day of the most recent full calendar quarter with respect to which any Partnership unitholder distribution record date has not occurred (or if there is no such full calendar quarter, then beginning with the first day of the partial calendar quarter in which the closing occurs) and ending on the day prior to the close of the Simplification Transaction.
Covenants
As of March 31, 2019, the Partnership was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
Credit Rating
In March 2019, S&P Global Ratings reaffirmed SunCoke's and the Partnership's corporate credit rating of BB- (stable). Additionally, in February 2019, Moody’s Investors Service reaffirmed SunCoke's corporate family rating of B1 (stable).
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Net cash provided by operating activities	$25.7	$66.1
Net cash used in investing activities	(13.4)	(10.6)
Net cash used in financing activities	(22.2)	(20.6)
Net (decrease) increase in cash and cash equivalents	$(9.9)	$34.9
Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $40.4 million to $25.7 million for the three months ended March 31, 2019 as compared to the same period in the prior year. The decrease was due to an unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily driven by rebuilding coal inventory levels at higher coal prices as compared to the prior year period.
Cash Used in Investing Activities
Net cash used in investing activities increased $2.8 million to $13.4 million for the three months ended March 31, 2019 as compared to the corresponding prior year period. The current year period included higher ongoing capital spending as compared to the same prior year period, primarily related to the timing of capital expenditures and certain upgrades in order to improve the long-term reliability and operational performance of our assets.
Cash Used in Financing Activities
Net cash used in financing activities increased $1.6 million to $22.2 million for the three months ended March 31, 2019 as compared to the same period in the prior year. During the first quarter of 2019, the Partnership repaid $5.0 million on its revolving credit facility. Pursuant to the omnibus agreement, SunCoke, through the general partner, made a capital contribution of $4.0 million to the Partnership during the first quarter 2019 for certain known environmental remediation projects, which was $6.0 million less than the capital contribution made to us during the first quarter of 2018. The impact of these activities was partially offset by a $10.6 million decrease in distributions paid to the Partnership's unitholders and SunCoke as compared to the first quarter of 2018.
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

The following table summarizes ongoing, the environmental remediation projects and expansion capital expenditures for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Ongoing capital	$8.9	$3.3
Environmental remediation projects(1)	4.5	7.3
Total	$13.4	$10.6

(1)	Includes $1.2 million and $0.5 million of capitalized interest, in connection with the environmental remediation projects, during the three months ended March 31, 2019 and 2018, respectively.
In 2019, we expect our capital expenditures to be between $55 million and $60 million.
 SunCoke and the Partnership anticipate spending approximately $150 million to comply with these environmental remediation projects. Prior to our formation, SunCoke spent approximately $7 million related to these projects. The Partnership has spent approximately $134 million to date and expects to spend the remaining capital through the first half of 2019. Pursuant to the omnibus agreement, we retained an aggregate of $119 million in proceeds from our IPO and subsequent dropdowns to comply with the expected terms of a consent decree. Subsequently, SunCoke has made capital contributions to the Partnership of $24 million and will make additional capital contributions for any amounts spent beyond what was previously funded.
Off-Balance Sheet Arrangements
We have letters of credit, short term operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the three months ended March 31, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for further disclosure of these arrangements. Other than these arrangements, the Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.

Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.
Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2019 and 2018, respectively.
Below is a reconciliation of revised 2019 Adjusted EBITDA guidance from its closest GAAP measures:

	2019
	Low	High
	(Dollars in millions)
Net Income	$46	$61
Add:
Depreciation and amortization expense	110	105
Interest expense	60	60
Income tax expense	2	3
Adjusted EBITDA	$218	$229
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	3	4
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$215	$225

	2019
	Low	High
	(Dollars in millions)
Net cash provided by operating activities	$145	$160
Add:
Cash interest paid, net of capitalized interest	60	60
Cash income tax paid	2	3
Changes in working capital and other(2)	11	6
Adjusted EBITDA	$218	$229
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(1)	3	4
Adjusted EBITDA attributable to SunCoke Energy Partners, L.P.	$215	$225

(1)	Reflects net income attributable to noncontrolling interest adjusted for noncontrolling interest's share of interest, taxes, income, and depreciation and amortization.

(2)	Changes in working capital exclude those items not impacting Adjusted EBITDA, such as changes in interest payable.

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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our logistics business, including the supply and demand for thermal and metallurgical coals;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	our dependence on, relationships with, and other conditions affecting our suppliers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the coal market, in the carbon steel industry, and other industries in which our customers and/or suppliers operate;

•	our ability to repair aging coke ovens to maintain operational performance;

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
There have been no material changes to the Partnership's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2019.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Market Repurchases
There has been no activity with respect to the program to repurchase outstanding units during the three months ended March 31, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for further information on the program.
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

101*
The following financial statements from the SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the Securities and Exchange Commission on April 24, 2019, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Equity; and, (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lisle, State of Illinois, on April 24, 2019.

SunCoke Energy Partners, L.P.

By:	SunCoke Energy Partners GP LLC, its general partner

By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy Partners GP LLC)